Form 10-Q
period 2019-03-31
EchoStar CORP
filed 2019-05-08
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                TO

Commission File Number:  001-33807

EchoStar Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Inverness Terrace East, Englewood, Colorado	80112-5308
(Address of principal executive offices)	(Zip Code)

(303) 706-4000	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Class A common stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
SATS
(Ticker symbol)

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

Large accelerated filer ☒	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of April 30, 2019, the registrant’s outstanding common stock consisted of 48,031,323 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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

•
risks related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States dollar, economic instability and political disturbances;

•	the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services; and

•	our ability to bring advanced technologies to market to keep pace with our customers and competitors.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as amended by Amendment No. 1 to Form 10-K on Form 10-K/A filed with the SEC (collectively referred to as our “Form 10-K”), those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

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

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	As of
	March 31, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,349,724	$928,306
Marketable investment securities, at fair value	1,925,108	2,282,152
Trade accounts receivable and contract assets, net (Note 3)	216,558	201,096
Trade accounts receivable - DISH Network	19,510	14,200
Inventory	76,114	75,379
Prepaids and deposits	66,119	61,177
Other current assets	24,508	18,539
Total current assets	3,677,641	3,580,849
Noncurrent assets:
Property and equipment, net	3,363,404	3,414,908
Operating lease right-of-use assets	115,647	—
Regulatory authorizations, net	494,253	495,654
Goodwill	504,173	504,173
Other intangible assets, net	40,550	44,231
Investments in unconsolidated entities	227,828	262,473
Other receivables - DISH Network	95,889	95,114
Other noncurrent assets, net	259,506	263,892
Total noncurrent assets	5,101,250	5,080,445
Total assets	$8,778,891	$8,661,294
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$115,752	$121,437
Trade accounts payable - DISH Network	2,826	1,698
Current portion of long-term debt and finance lease obligations	953,636	959,577
Contract liabilities	90,180	72,284
Accrued interest	55,552	47,416
Accrued compensation	35,161	54,242
Accrued taxes	17,455	16,013
Accrued expenses and other	75,443	72,470
Total current liabilities	1,346,005	1,345,137
Noncurrent liabilities:
Long-term debt and finance lease obligations, net	2,563,429	2,573,204
Deferred tax liabilities, net	475,464	465,933
Operating lease liabilities	95,215	—
Other noncurrent liabilities	119,242	121,546
Total noncurrent liabilities	3,253,350	3,160,683
Total liabilities	4,599,355	4,505,820
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at each of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 54,514,833 shares issued and 48,029,912 shares outstanding at March 31, 2019 and 54,142,566 shares issued and 47,657,645 shares outstanding at December 31, 2018	54	54
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of March 31, 2019 and December 31, 2018	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of March 31, 2019 and December 31, 2018	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	3,713,777	3,702,522
Accumulated other comprehensive loss	(124,251)	(125,100)
Accumulated earnings	709,928	694,129
Treasury stock, at cost	(131,454)	(131,454)
Total EchoStar Corporation stockholders’ equity	4,168,102	4,140,199
Other noncontrolling interests	11,434	15,275
Total stockholders’ equity	4,179,536	4,155,474
Total liabilities and stockholders’ equity	$8,778,891	$8,661,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2019	2018
Revenue:
Services and other revenue - DISH Network	$85,888	$103,805
Services and other revenue - other	393,480	355,040
Equipment revenue	51,714	42,947
Total revenue	531,082	501,792

Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	153,571	148,745
Cost of sales - equipment (exclusive of depreciation and amortization)	45,007	39,071
Selling, general and administrative expenses	112,134	103,275
Research and development expenses	6,888	7,137
Depreciation and amortization	154,221	145,554
Total costs and expenses	471,821	443,782
Operating income	59,261	58,010

Other income (expense):
Interest income	24,429	15,635
Interest expense, net of amounts capitalized	(59,882)	(62,751)
Gains (losses) on investments, net	6,418	(36,663)
Equity in losses of unconsolidated affiliates, net	(6,353)	(1,009)
Other, net	(685)	204
Total other expense, net	(36,073)	(84,584)
Income (loss) before income taxes	23,188	(26,574)
Income tax benefit (provision), net	(8,180)	5,403
Net income (loss)	15,008	(21,171)
Less: Net income attributable to noncontrolling interests	806	380
Net income (loss) attributable to EchoStar Corporation common stock	$14,202	$(21,551)

Earnings per share - Class A and B common stock:
Basic earnings (loss) per share	$0.15	$(0.22)
Diluted earnings (loss) per share	$0.15	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2019	2018
Comprehensive income (loss):
Net income (loss)	$15,008	$(21,171)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	911	8,592
Unrealized gains (losses) on available-for-sale securities and other	487	(532)
Amounts reclassified to net income:
Realized gains on available-for-sale securities	(549)	—
Total other comprehensive income, net of tax	849	8,060
Comprehensive income (loss)	15,857	(13,111)
Less: Comprehensive income attributable to noncontrolling interests	806	166
Comprehensive income (loss) attributable to EchoStar Corporation	$15,051	$(13,277)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollars in thousands)
(Unaudited)

	Class A and B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock	Other Noncontrolling Interests	Total
Balance, December 31, 2017	$102	$3,669,461	$(130,154)	$721,316	$(98,162)	$14,822	$4,177,385
Cumulative effect of accounting changes as of January 1, 2018	—	—	10,467	14,658	—	—	25,125
Balance, January 1, 2018	102	3,669,461	(119,687)	735,974	(98,162)	14,822	4,202,510
Issuances of Class A common stock:
Exercise of stock options	—	3,456	—	—	—	—	3,456
Employee benefits	—	7,605	—	—	—	—	7,605
Employee Stock Purchase Plan	—	2,636	—	—	—	—	2,636
Stock-based compensation	—	2,765	—	—	—	—	2,765
R&D tax credits utilized by DISH Network	—	(218)	—	—	—	—	(218)
Other comprehensive income (loss)	—	—	8,374	—	—	(214)	8,160
Net income (loss)	—	—	—	(21,551)	—	380	(21,171)
Other, net	—	(128)	(100)	—	—	—	(228)
Balance, March 31, 2018	$102	$3,685,577	$(111,413)	$714,423	$(98,162)	$14,988	$4,205,515

Balance, December 31, 2018	$102	$3,702,522	$(125,100)	$694,129	$(131,454)	$15,275	$4,155,474
Issuances of Class A common stock:
Exercise of stock options	—	2,046	—	—	—	—	2,046
Employee benefits	—	6,654	—	—	—	—	6,654
Employee Stock Purchase Plan	—	2,749	—	—	—	—	2,749
Stock-based compensation	—	2,628	—	—	—	—	2,628
R&D tax credits utilized by DISH Network	—	(156)	—	—	—	—	(156)
Noncontrolling interest purchase	—	(2,666)	—	—	—	(4,647)	(7,313)
Other comprehensive income	—	—	849	—	—	—	849
Net income	—	—	—	14,202	—	806	15,008
Other, net	—	—	—	1,597	—	—	1,597
Balance, March 31, 2019	$102	$3,713,777	$(124,251)	$709,928	$(131,454)	$11,434	$4,179,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$15,008	$(21,171)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	154,221	145,554
Equity in losses of unconsolidated affiliates, net	6,353	1,009
Amortization of debt issuance costs	2,010	1,936
(Gains) losses on investments, net	(6,418)	36,673
Stock-based compensation	2,628	2,765
Deferred tax (benefit) provision	6,455	(7,036)
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(19,231)	23,153
Trade accounts receivable - DISH Network	(5,310)	(13,473)
Inventory	(1,036)	(2,297)
Other current assets	(4,024)	(10,926)
Trade accounts payable	8,831	(6,471)
Trade accounts payable - DISH Network	1,128	(1,011)
Accrued expenses and other	6,854	(2,288)
Changes in noncurrent assets and noncurrent liabilities, net	5,563	(13,982)
Other, net	2,914	2,840
Net cash flows from operating activities	175,946	135,275
Cash flows from investing activities:
Purchases of marketable investment securities	(325,557)	(562,611)
Sales and maturities of marketable investment securities	712,666	298,596
Expenditures for property and equipment	(111,962)	(128,506)
Refunds and other receipts related to property and equipment	—	77,524
Expenditures for externally marketed software	(7,600)	(7,148)
Net cash flows from investing activities	267,547	(322,145)
Cash flows from financing activities:
Repayment of debt and finance lease obligations	(9,882)	(9,368)
Repurchase of debt	(8,046)	—
Net proceeds from Class A common stock options exercised	2,047	3,481
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	2,749	2,636
Noncontrolling interest purchase	(7,313)	—
Repayment of in-orbit incentive obligations	(1,573)	(1,265)
Other, net	(131)	(243)
Net cash flows from financing activities	(22,149)	(4,759)
Effect of exchange rates on cash and cash equivalents	(133)	(242)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	421,211	(191,871)
Cash and cash equivalents, including restricted amounts, beginning of period	929,495	2,432,249
Cash and cash equivalents, including restricted amounts, end of period	$1,350,706	$2,240,378

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$54,572	$51,073
Cash paid for income taxes	$772	$839

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

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), our joint venture Dish Mexico, S. de R.L. de C.V., (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

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

During 2017, we and certain of our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. We, and certain of our subsidiaries, received all of the shares of the Hughes Retail Preferred Tracking Stock previously issued by us and one of our subsidiaries (together, the “Tracking Stock”) in exchange for 100% of the equity interests of certain of our subsidiaries that held substantially all of our former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following the consummation of the Share Exchange, we no longer operate our former EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated. As a result of the Share Exchange, the operating results of the EchoStar Technologies businesses were presented as discontinued operations in our historical consolidated financial statements in our Form 10-K.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018.

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

Recently Adopted Accounting Pronouncements

Leases

We adopted ASU No. 2016-02-Leases (Topic 842), as amended, or ASC 842, as of January 1, 2019. The primary impact of ASC 842 on our consolidated financial statements is the recognition of right-of-use assets and related liabilities on our consolidated balance sheet for operating leases where we are the lessee. We have elected to initially apply the requirements of the new standard on January 1, 2019 and we have not restated our consolidated financial statements for prior periods. Consequently, certain amounts reported in our Condensed Consolidated Balance Sheet as of March 31, 2019 are not comparable to those reported as of December 31, 2018 or earlier dates. Our adoption of ASC 842 did not have a material impact on the results of our operations or on our cash flows for the three months ended March 31, 2019.

Under ASC 842, leases are classified either as operating leases or finance leases. The lease classification affects the recognition of lease expense by lessees in the statement of operations. Consistent with prior accounting standards, operating lease expense is included in operating expenses, while finance lease expense is split between depreciation expense and interest expense. ASC 842 does not fundamentally change the lessor accounting model, which requires leases to be classified as operating leases or sales-type leases. Operating lease revenue generally is recognized over the lease term, while sales-type lease revenue is recognized primarily upon lease commencement, except for amounts representing interest on related accounts receivable.

Except for the new requirement to recognize assets and liabilities on the balance sheet for operating leases where we are the lessee, under our ASC 842 transition method we continue to apply prior accounting standards to leases that commenced prior to 2019. We fully apply ASC 842 requirements only to leases that commenced or were modified on or after January 1, 2019. We elected certain practical expedients under our transition method, including elections to not reassess (i) whether a contract is or contains a lease and (ii) the classification of existing leases. We also elected not to apply hindsight in determining whether optional renewal periods should be included in the lease term, which in some instances may impact the initial measurement of the lease liability and the calculation of straight-line expense over the lease term for operating leases. As a result of our transition elections, there was no change in our recognition of revenue and expense for leases that commenced prior to 2019. In addition, the application of ASC 842 requirements

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to new and modified leases did not materially affect our recognition of revenue or expenses for the three months ended March 31, 2019.

Our adoption of ASC 842 resulted in the following adjustments to our Condensed Consolidated Balance Sheet as of December 31, 2018.

	As Reported December 31,2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
	(in thousands)
Prepaids and deposits	$61,177	$(28)	$61,149
Operating lease right-of-use assets	$—	$120,358	$120,358
Other noncurrent assets, net	$263,892	$(7,272)	$256,620
Total assets	$8,661,294	$113,058	$8,774,352
Accrued expenses and other	$72,470	$17,453	$89,923
Operating lease liabilities	$—	$100,085	$100,085
Other noncurrent liabilities	$121,546	$(3,871)	$117,675
Total liabilities	$4,505,820	$113,667	$4,619,487
Accumulated earnings	$694,129	$(609)	$693,520
Total stockholders’ equity	$4,155,474	$(609)	$4,154,865
Total liabilities and stockholders’ equity	$8,661,294	$113,058	$8,774,352

Our accounting policies under ASC 842 are summarized below. Additional disclosures required by the new standard are included in Note 4.

Lessee Accounting

We lease real estate, satellite capacity and equipment in the conduct of our business operations. For contracts entered into on or after January 1, 2019, we assess at contract inception whether the contract is, or contains a lease. Generally, we determine that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) we obtain the right to substantially all economic benefits from use of the asset and (iii) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of a specialized nature and there is not expected to an alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

At the lease commencement date, we recognize a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The incremental borrowing rates used for the initial measurement of lease liabilities as of January 1, 2019 were based on the original lease terms.

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of our real estate lease agreements require payments for non-lease costs such as utilities and common area maintenance. We have elected an accounting policy, as permitted by ASC 842, not to account for such payments separately from the related lease payments. Our policy election results in a higher initial measurement of lease liabilities when such non-lease payments are fixed amounts. Certain of our real estate lease agreements require variable lease payments that do not depend on an underlying index or rate, such as sales and value-added taxes and our proportionate share of actual property taxes, insurance and utilities. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Lease expense for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense on the lease liability based on the discount rate at lease commencement. For both operating and finance leases, lease payments are allocated between a reduction of the lease liability and interest expense. Amortization of the right-of-use asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments.

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers, including DISH Network. We identify and determine the classification of such leases as operating leases or sales-type leases based on the criteria discussed above for lessees. A lease is classified as a sales-type lease if it meets the above criteria for a finance lease; otherwise it is classified as an operating lease. Some of our leases are embedded in contracts with customers that include non-lease performance obligations. For such contracts, except where we have elected otherwise as discussed below, we allocate consideration in the contract between lease and non-lease components based on their relative standalone selling prices. We have elected an accounting policy, as permitted by ASC 842, to not separate the lease of equipment from related services in our HughesNet broadband internet service contracts with consumers. We account for all revenue from such contracts as non-lease service revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Our accounting for revenue from operating leases and sales-type leases was not substantially changed by our adoption of ASC 842. However, we anticipate that certain leases that would have been classified as operating leases under prior accounting standards may be classified as sales-type leases under ASC 842. Operating lease revenue generally is recognized on a straight-line basis over the lease term. Sales-type lease revenue and a corresponding receivable generally are recognized at lease commencement based on the present value of the future lease payments and related interest income on the receivable is recognized over the lease term. Payments under sales-type leases generally are discounted at the interest rate implicit in the lease.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Information About Contract Balances

The following table provides information about our contract balances with customers, including amounts for certain embedded leases.

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Trade accounts receivable:
Sales and services	$164,310	$154,415
Leasing	7,776	7,990
Total	172,086	162,405
Contract assets	58,500	55,295
Allowance for doubtful accounts	(14,028)	(16,604)
Total trade accounts receivable and contract assets, net	$216,558	$201,096

Trade accounts receivable - DISH Network:
Sales and services	$17,252	$12,274
Leasing	2,258	1,926
Total trade accounts receivable - DISH Network, net	$19,510	$14,200

Contract liabilities:
Current	$90,180	$72,284
Noncurrent	10,778	10,133
Total contract liabilities	$100,958	$82,417

For the three months ended March 31, 2019, we recognized revenue of $39 million that was previously included in the contract liability balance at December 31, 2018.

Our bad debt expense was $4 million and $5 million for the three months ended March 31, 2019 and 2018, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2019, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.1 billion. We expect to recognize approximately 36% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment and our leasing arrangements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment, primary geographic market, nature of the products and services and transactions with major customers.  See Note 4 for additional information about revenue associated with leases.

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

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2019
North America	$367,829	$81,084	$4,661	$453,574
South and Central America	26,863	—	—	26,863
All other	50,645	175	(175)	50,645
Total revenue	$445,337	$81,259	$4,486	$531,082

For the three months ended March 31, 2018
North America	$336,020	$96,578	$4,396	$436,994
South and Central America	24,488	—	—	24,488
All other	40,310	175	(175)	40,310
Total revenue	$400,818	$96,753	$4,221	$501,792

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2019
Equipment	$25,960	$—	$—	$25,960
Services	380,783	3,740	1,736	386,259
Design, development and construction services	25,066	—	—	25,066
Revenue from sales and services	431,809	3,740	1,736	437,285
Lease revenue	13,528	77,519	2,750	93,797
Total revenue	$445,337	$81,259	$4,486	$531,082

For the three months ended March 31, 2018
Equipment	$26,771	$—	$—	$26,771
Services	313,961	7,403	1,475	322,839
Design, development and construction services	16,176	—	—	16,176
Revenue from sales and services	356,908	7,403	1,475	365,786
Lease revenue	43,910	89,350	2,746	136,006
Total revenue	$400,818	$96,753	$4,221	$501,792

Effective January 1, 2019, we report revenue from leases of Hughes consumer broadband equipment as services revenue due to our election to not separate lease and non-lease components in consumer broadband service contracts in connection with our adoption of ASC 842 (see Note 2).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    LEASES

Lessee Disclosures

Our operating leases consist primarily of leases for office space, data centers and satellite ground facilities. We recognized right-of-use assets and lease liabilities for such leases in connection with our adoption of ASC 842 as of January 1, 2019 (see Note 2). We report operating lease right-of-use assets in Operating lease right-of-use assets and we report the current and noncurrent portions of our operating lease liabilities in Accrued expenses and other and Operating lease liabilities, respectively. Our finance leases consist primarily of leases of satellite capacity. We report finance lease right-of-use assets in Property and equipment, net and we report the current and noncurrent portions of our finance lease liabilities in Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations, respectively. Our consolidated balance sheet includes the following amounts for right-of-use assets and lease liabilities as of March 31, 2019 (in thousands):

Right-of-use assets:
Operating	$115,647
Finance	563,350
Total right-of-use assets	$678,997

Lease liabilities:
Current:
Operating	$17,453
Finance	41,651
Noncurrent:
Operating	95,215
Finance	177,293
Total lease liabilities	$331,612

Finance lease assets are reported net of accumulated amortization of $490 million as of March 31, 2019.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details components of lease cost, weighted average lease terms and discount rates, and cash flows for operating leases and finance leases:

For the three months ended March 31, 2019
(In thousands)
Lease cost
Operating lease cost	$5,867
Finance lease cost:
Amortization of right-of-use assets	20,666
Interest on lease liabilities	6,018
Short-term lease cost	120
Variable lease cost	1,970
Total lease cost	$34,641

As of
March 31, 2019
(In thousands)
Lease term and discount rate
Weighted average remaining lease term (in years):
Finance leases	4.82
Operating leases	10.27

Weighted average discount rate:
Finance leases	10.75%
Operating leases	6.19%

For the three months ended March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,371
Operating cash flows from finance leases	$6,018
Financing cash flows from finance leases	$9,758

We obtained right-of-use assets in exchange for lease liabilities of $1 million upon commencement of operating leases for the three months ended March 31, 2019.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents maturities of our lease liabilities as of March 31, 2019:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(In thousands)
Year ending December 31,
2019 (remainder)	$17,322	$47,400	$64,722
2020	18,962	63,266	82,228
2021	15,817	59,692	75,509
2022	13,923	41,040	54,963
2023	13,341	40,942	54,283
After 2023	75,274	30,707	105,981
Total lease payments	154,639	283,047	437,686
Less interest	(41,972)	(64,102)	(106,074)
Present value of lease liabilities	$112,667	$218,945	$331,612

As of December 31, 2018, our future minimum rental payments under noncancelable operating leases were as follows:

Year ending December 31,	(In thousands)
2019	$21,146
2020	18,081
2021	13,873
2022	10,118
2023	8,814
Thereafter	21,886
Total	$93,918

Lessor Disclosures

We report revenue from sales-type leases at the commencement date in Equipment revenue and we report periodic interest income on sales-type lease receivables in Services and other revenue. We report operating lease revenue in Services and other revenue. The following table details our lease revenue for the three months ended March 31, 2019 (in thousands):

Sales-type lease revenue:
Revenue at lease commencement	$688
Interest income	252
Operating lease revenue	92,857
Total lease revenue	$93,797

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $3 million as of March 31, 2019.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents maturities of our operating lease payments as of March 31, 2019:

Operating leases
Year ending December 31,	(In thousands)
2019 (remainder)	$242,239
2020	260,033
2021	231,790
2022	150,233
2023	40,327
After 2023	194,679
Total lease payments	$1,119,301

Property and equipment, net as of March 31, 2019 and Depreciation and amortization for the three months then ended included the following amounts for assets subject to operating leases:

		Accumulated	Depreciation
	Cost	depreciation	expense
	(in thousands)
Customer premises equipment	$1,210,850	$905,731	$45,812
Satellites	1,552,245	847,160	32,601
Real estate	100,037	30,278	558
Total	$2,863,132	$1,783,169	$78,971

NOTE 5.    EARNINGS PER SHARE

We present basic earnings or losses per share (“EPS”) and diluted EPS for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing Net income (loss) attributable to EchoStar Corporation common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 3 million and 5 million shares for the three months ended March 31, 2019 and 2018, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the three months ended March 31,
	2019	2018
	(in thousands, except per share amounts)

Net income (loss) attributable to EchoStar Corporation common stock	$14,202	$(21,551)

Weighted-average common shares outstanding:
Class A and B common stock:
Basic	95,386	95,888
Dilutive impact of stock awards outstanding	291	—
Diluted	95,677	95,888

Earnings per share:
Class A and B common stock:
Basic	$0.15	$(0.22)
Diluted	$0.15	$(0.22)

NOTE 6.    OTHER COMPREHENSIVE INCOME (LOSS) AND RELATED TAX EFFECTS

The changes in the balances of Accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation Losses	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2017	$(119,430)	$(10,801)	$77	$(130,154)
Cumulative effect of adoption of the Accounting Standards Update No. 2016-01	—	10,467	—	10,467
Balance, January 1, 2018	(119,430)	(334)	77	(119,687)
Other comprehensive income (loss) before reclassifications	8,806	(532)	—	8,274
Other comprehensive income (loss)	8,806	(532)	—	8,274
Balance, March 31, 2018	$(110,624)	$(866)	$77	$(111,413)

Balance, December 31, 2018	$(121,693)	$(1,574)	$(1,833)	$(125,100)
Other comprehensive income (loss) before reclassifications	911	3,287	(2,800)	1,398
Amounts reclassified to net income	—	(549)	—	(549)
Other comprehensive income (loss)	911	2,738	(2,800)	849
Balance, March 31, 2019	$(120,782)	$1,164	$(4,633)	$(124,251)

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amounts reclassified to net income related to unrealized gain (loss) on available-for-sale securities in the table above are included in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations.

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

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Marketable investment securities:
Debt securities:
Corporate bonds	$1,470,693	$1,735,653
Other debt securities	400,125	464,997
Total debt securities	1,870,818	2,200,650
Equity securities	64,887	90,976
Total marketable investment securities	1,935,705	2,291,626
Less: Restricted marketable investment securities	10,597	9,474
Total marketable investment securities	$1,925,108	$2,282,152

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

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2019
Corporate bonds	$1,416,632	$1,287	$(120)	$1,417,799
Other debt securities	400,129	13	(17)	400,125
Total available-for-sale debt securities	$1,816,761	$1,300	$(137)	$1,817,924
As of December 31, 2018
Corporate bonds	$1,689,093	$318	$(1,896)	$1,687,515
Other debt securities	464,993	7	(3)	464,997
Total available-for-sale debt securities	$2,154,086	$325	$(1,899)	$2,152,512

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019, corporate bonds where we have elected the fair value option have a fair value of $53 million. We recognized gains of $4 million on these securities for the three months ended March 31, 2019, respectively. We had no debt securities that were accounted for using the fair value option during the three months ended March 31, 2018.

As of March 31, 2019, we have $1.6 billion of available-for-sale debt securities with contractual maturities of one year or less and $186 million with contractual maturities greater than one year.

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies. For the three months ended March 31, 2019 and 2018, Gains (losses) on investments, net included net gains of $30 million and net losses of $37 million, respectively, related to equity securities that we held each period. The fair value of our equity securities was $65 million and $91 million as of March 31, 2019 and December 31, 2018, respectively.

Sales of Available-for-Sale Securities

Proceeds from sales of our available-for-sale securities, including securities accounted for using the fair value option, were $436 million and zero for the three months ended March 31, 2019 and 2018, respectively. Sales of securities accounted for using the fair value option do not result in gains or losses because we recognize unrealized gains and losses on such securities prior to the time of sale.

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of March 31, 2019 and December 31, 2018, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Debt securities:
Corporate bonds	$—	$1,470,693	$1,470,693	$—	$1,735,653	$1,735,653
Other	10,597	389,528	400,125	9,474	455,523	464,997
Total debt securities	10,597	1,860,221	1,870,818	9,474	2,191,176	2,200,650
Equity securities	58,400	6,487	64,887	85,298	5,678	90,976
Total marketable investment securities	$68,997	$1,866,708	$1,935,705	$94,772	$2,196,854	$2,291,626

NOTE 8.    INVENTORY

Our inventory consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Raw materials	$6,473	$4,856
Work-in-process	12,093	13,901
Finished goods	57,548	56,622
Total inventory	$76,114	$75,379

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Depreciable Life In Years	As of
		March 31, 2019	December 31, 2018
		(In thousands)
Land	—	$33,579	$33,606
Buildings and improvements	1 to 40	174,262	174,227
Furniture, fixtures, equipment and other	1 to 12	826,622	812,566
Customer premises equipment	2 to 4	1,210,850	1,159,977
Satellites - owned	2 to 15	2,816,629	2,816,628
Satellites - acquired under finance leases	10 to 15	1,050,360	1,051,110
Construction in progress	—	332,343	307,026
Total property and equipment		6,444,645	6,355,140
Accumulated depreciation		(3,081,241)	(2,940,232)
Property and equipment, net		$3,363,404	$3,414,908

Construction in progress consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Progress amounts for satellite construction	$300,447	$277,583
Satellite related equipment	15,639	13,001
Other	16,257	16,442
Construction in progress	$332,343	$307,026

Construction in progress as of March 31, 2019 included our EchoStar XXIV satellite, which is expected to launch in 2021. In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise broadband services. In March 2018, the Federal Communications Commission (“FCC”) granted authorization to construct, deploy and operate the EchoStar XXIV satellite. In the first quarter of 2019, Maxar Technologies Inc. (“Maxar”), the parent company of Space Systems/Loral, LLC (“SSL”), the manufacturer of our EchoStar XXIV satellite, announced that, although it will continue to operate its geostationary communications satellite business, it intends to adjust its organization to better align costs with revenue. SSL has indicated to us that it intends to meet its contractual obligations regarding the timely manufacture and delivery of the EchoStar XXIV satellite. However, if SSL fails to meet or is delayed in meeting these obligations for any reason, including if Maxar decides to significantly modify its geostationary communications satellite business, such failure could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of the manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

We recorded capitalized interest related to our satellites, satellite payloads and related ground facilities under construction of $5 million and $4 million for the three months March 31, 2019 and 2018, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation expense associated with our property and equipment consisted of the following:

	For the three months ended March 31,
	2019	2018
	(In thousands)
Buildings and improvements	$3,487	$1,709
Furniture, fixtures, equipment and other	20,650	21,696
Customer premises equipment	46,192	43,448
Satellites	73,492	68,161
Total depreciation expense	$143,821	$135,014

Satellites depreciation expense includes amortization of satellites under finance lease agreements of $21 million and $18 million for the three months ended March 31, 2019 and 2018, respectively.

Satellites

As of March 31, 2019, our satellite fleet consisted of 18 satellites, 13 of which are owned and five of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. We depreciate our leased satellites on a straight-line basis over their respective lease terms.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the three months ended March 31, 2019. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

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

As of March 31, 2019 and December 31, 2018, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our impairment testing in the second quarter of 2018, our goodwill is considered to be not impaired.

Regulatory Authorizations

Regulatory authorizations included amounts with both finite and indefinite useful lives. As of March 31, 2019 and December 31, 2018, regulatory authorization balances, net of accumulated amortization, were $494 million and $496 million, respectively.

Other Intangible Assets

As of March 31, 2019 and December 31, 2018, accumulated amortization for our other intangible assets was $321 million and $317 million, respectively.

NOTE 11.     INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value. We measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. For the three months ended March 31, 2019 and 2018, we did not identify any observable price changes requiring an adjustment to our investments.

Our investments in unconsolidated entities consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Investments in unconsolidated entities:
Equity method	$176,043	$182,035
Other equity investments without a readily determinable fair value	51,785	80,438
Total investments in unconsolidated entities	$227,828	$262,473

During the three months ended March 31, 2019, we recorded a $28 million reduction to the carrying amount of one of our investments based on circumstances that indicated the fair value of the investment was less than its carrying amount. There were no similar reductions during the three months ended March 31, 2018.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The following table summarizes the carrying amounts and fair values of our long-term debt and finance lease obligations.

	Effective Interest Rate	As of
		March 31, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$912,857	$919,119	$920,836	$932,696
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	749,903	750,000	695,865
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	969,417	900,000	934,902
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	741,368	750,000	696,353
Less: Unamortized debt issuance costs		(14,737)	—	(16,757)	—
Subtotal		3,298,120	$3,379,807	3,304,079	$3,259,816
Finance lease obligations		218,945		228,702
Total debt and finance lease obligations		3,517,065		3,532,781
Less: Current portion		(953,636)		(959,577)
Long-term debt and finance lease obligations, net		$2,563,429		$2,573,204

During the three months ended March 31, 2019, we repurchased $8 million of our 6 1/2% Senior Notes due 2019 in open market trades. The outstanding balance of the notes matures in June 2019.

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

Our income tax provision was $8 million for the three months ended March 31, 2019 compared to an income tax benefit of $5 million for the three months ended March 31, 2018. Our estimated effective income tax rate was 35.3% and 20.3% for the three months ended March 31, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2019 were primarily due to the change in net unrealized losses that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2018 were primarily due to research and experimentation credits, partially offset by the impact of state and local taxes, the increase in our valuation allowance associated with unrealized losses that are capital in nature, and the increase in our valuation allowance associated with certain foreign losses.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.    STOCK-BASED COMPENSATION

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors, employees, consultants and advisors. Stock awards under these plans may include both performance-based and non-performance based stock incentives. We granted stock options and other incentive awards to our employees and nonemployee directors to acquire 4,676 and 5,150 shares of our Class A common stock during the three months ended March 31, 2019 and 2018, respectively.

Stock-Based Compensation

Total noncash, stock-based compensation expense for all of our employees is shown in the following table for the three months ended March 31, 2019 and 2018, respectively, and was assigned to the same expense categories as the base compensation for such employees:

	For the three months ended March 31,
	2019	2018
	(In thousands)
Research and development expenses	$161	$191
Selling, general and administrative expenses	2,467	2,574
Total stock-based compensation	$2,628	$2,765

As of March 31, 2019, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $12 million.

NOTE 15.    COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2019 and December 31, 2018, our satellite-related obligations were $703 million and $732 million, respectively. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; non-lease costs associated with our finance lease satellites; and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

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
(Unaudited)

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 3 and 4, 2015 and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit $21 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. As a result of pre-judgment interest, costs and unit sales through the 073 patent’s expiration in November 2017, the jury verdict would result in a payment of $29 million plus post-judgment interest if not overturned or modified on appeal. Elbit has requested an award of $14 million of attorneys’ fees. HNS is contesting Elbit’s claims as inappropriate and unreasonable in light of the court’s decision and prevailing law. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The parties have briefed the appeal and oral arguments will be held on May 8, 2019. We cannot predict with certainty the outcome of the appeal. As of each of March 31, 2019 and December 31, 2018, we have recorded an accrual of $3 million with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

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

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents revenue, EBITDA and capital expenditures for each of our operating segments.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2019
External revenue	$445,337	$80,553	$5,192	$531,082
Intersegment revenue	—	706	(706)	—
Total revenue	$445,337	$81,259	$4,486	$531,082
EBITDA	$161,132	$68,717	$(17,793)	$212,056
Capital expenditures	$73,821	$108	$38,033	$111,962

For the three months ended March 31, 2018
External revenue	$400,459	$96,223	$5,110	$501,792
Intersegment revenue	359	530	(889)	—
Total revenue	$400,818	$96,753	$4,221	$501,792
EBITDA	$136,713	$84,150	$(55,147)	$165,716
Capital expenditures	$87,291	$(77,038)	$40,729	$50,982

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles total consolidated EBITDA to reported Income (loss) before income taxes in our Condensed Consolidated Statements of Operations:

	For the three months ended March 31,
	2019	2018
	(In thousands)
EBITDA	$212,056	$165,716
Interest income and expense, net	(35,453)	(47,116)
Depreciation and amortization	(154,221)	(145,554)
Net income attributable to noncontrolling interests	806	380
Income (loss) before income taxes	$23,188	$(26,574)

NOTE 17.    RELATED PARTY TRANSACTIONS

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
(Unaudited)

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the acquisition of Hughes Communications, Inc. and its subsidiaries (the ”Hughes Acquisition”), TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges.

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

RUS Implementation Agreement. In September 2010, DISH Network was selected by the Rural Utilities Service (“RUS”) of the U.S. Department of Agriculture to receive up to $14 million in broadband stimulus grant funds. Effective November 2011, we and DISH Network entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which we provided certain portions of the equipment and broadband service used to implement DISH Network’s

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RUS program. While the RUS Agreement expired in June 2013 when the broadband stimulus grant funds were exhausted, we are required to continue providing services to DISH Network’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

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

American Fork Occupancy License Agreement. Effective March 2017, we subleased from DISH Network certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We exercised

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our option to renew this sublease for a five-year period ending in August 2022. We and DISH Network amended this sublease to, among other things, terminate this sublease in March 2019.

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

Other Agreements — DISH Network

Satellite and Tracking Stock Transaction. In February 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and our subsidiary, Hughes Satellite Systems Corporation (“HSS”), issued the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and $11 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services from us as discussed above on these five satellites (collectively, the “Satellite and Tracking Stock Transaction.”) The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect.

Share Exchange Agreement. On January 31, 2017, EchoStar Corporation and certain of our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries, pursuant to which, on February 28, 2017, we received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange on February 28, 2017, we no longer operate the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, we transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contained customary representations and warranties by the parties, including representations by us related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. We and DISH Network also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by us or DISH causes the transaction to be taxable to the other party after closing. See Note 1 for further information.

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $5 million and $9 million for the three months ended March 31, 2019 and 2018, respectively.

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

Tax Sharing Agreement. Effective December 2007, we and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off. This agreement governs our and DISH Network’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network indemnifies us for such taxes. However, DISH Network is not liable for and does not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code (the “Code”), because of: (i) a direct or indirect acquisition of any of our stock, stock options or assets; (ii) any action that we take or fail to take; or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2019. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying Condensed Consolidated Financial Statements.

Dish Mexico

We own 49.0% of Dish Mexico, an entity that provides direct-to-home satellite services in Mexico. We provide certain satellite services to Dish Mexico. We recognized revenue from sales of services we provided to Dish Mexico of $6 million for each of the three months ended March 31, 2019 and 2018. As of each of March 31, 2019 and December 31, 2018, we had trade accounts receivable from Dish Mexico of $6 million.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $1 million for each of the three months ended March 31, 2019 and 2018. As of each of March 31, 2019 and December 31, 2018, we had trade accounts receivable from Deluxe of $1 million.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, who joined our board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of zero for the three months ended March 31, 2019.

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, served as a member of the board of directors of Global IP from September 2017 until April 2019 and continues to serve as an executive advisor to the Chief Executive Officer of Global IP. In August 2018, we and Global IP amended the agreement to (i) change certain of the equipment and services to be provided to Global IP; (ii) modify certain payment terms; (iii) provide Global IP an option to use one of our test lab facilities; and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We recognized revenue under this agreement of zero and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. As of each of March 31, 2019 and December 31, 2018, we are owed $7.5 million from Global IP.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $5 million for the three months ended March 31, 2019. As of each of March 31, 2019 and December 31, 2018, we had trade accounts receivable from TSI of $2 million.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Broadband Connectivity Solutions

In August 2018, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) to establish a new entity, Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100 million in cash in exchange for a 20% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS. We recognized revenue from BCS for such services and equipment of $2 million for the three months ended March 31, 2019. As of each of March 31, 2019 and December 31, 2018, we had $3 million trade accounts receivable from BCS.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined our board of directors in March 2019, serves as a consultant and advisor to Maxar and its subsidiaries (“Maxar Tech”). We previously entered into agreements with Maxar Tech for the manufacture of our EchoStar IX, EchoStar XI, EchoStar XIV, EchoStar XVI, EchoStar XVII, EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites and for the timely manufacture and delivery and certain other services for our EchoStar XXIV satellite with an expected launch date in 2021. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs of $36 million payable to Maxar Tech under these agreements for the three months ended March 31, 2019.

NOTE 18.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

	For the three months ended March 31,
	2019	2018
	(in thousands)
Employee benefits paid in Class A common stock	$6,654	$7,605
Increase (decrease) in capital expenditures included in accounts payable, net	$(15,320)	$585

Restricted Cash and Cash Equivalents

The beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows included restricted cash and cash equivalents of $1 million for each of the three months ended March 31, 2019 and 2018. These amounts are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Fair Value of In-Orbit Incentives

As of March 31, 2019 and December 31, 2018, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $105 million and $107 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Acquisition and Fulfillment Costs

Unamortized contract acquisition costs totaled $102 million and $104 million as of March 31, 2019 and December 31, 2018, respectively, and related amortization expense totaled $21 million and $20 million for the three months ended March 31, 2019 and 2018, respectively.

Unamortized contract fulfillment costs totaled $3 million as of March 31, 2019 and December 31, 2018 and related amortization expense was de minimis for the three months ended March 31, 2019 and 2018, respectively.

Research and Development

The table below summarizes the research and development costs incurred in connection with customers’ orders included in cost of sales and other expenses we incurred for research and development.

	For the three months ended March 31,
	2019	2018
	(in thousands)
Cost of sales	$5,395	$6,598
Research and development	$6,888	$7,137

Capitalized Software Costs

As of March 31, 2019 and December 31, 2018, the net carrying amount of externally marketed software was $99 million and $97 million, respectively, of which $34 million and $29 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $8 million and $7 million for the three months ended March 31, 2019 and 2018, respectively. We recorded amortization expense relating to the development of externally marketed software of $6 million for each of the three months ended March 31, 2019 and 2018. The weighted average useful life of our externally marketed software was three years as of March 31, 2019.

NOTE 19.    SUBSEQUENT EVENTS

In May 2019, we entered into an agreement with Yahsat pursuant to which Yahsat will contribute its current satellite communications services business in Brazil to us in exchange for a 20% ownership interest in our existing Brazilian subsidiary that conducts our current satellite communications services business in Brazil. The combined business will provide broadband internet services and enterprise solutions in Brazil using the Telesat T19V and Eutelsat 65W satellites and Yahsat’s Al Yah 3 satellite.  Under the terms of the agreement, Yahsat may also acquire, for further cash investments, additional minority ownership interests in the business in the future provided certain conditions are met.  The completion of the transaction is subject to customary regulatory approvals and closing conditions.  No assurance can be given that the transaction will be consummated on the terms agreed to or at all.

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti will contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to our two existing Indian subsidiaries that conduct our VSAT services and hardware business. The combined entities will provide broadband satellite and hybrid solutions for enterprise and government networks. Upon consummation of the transaction, Bharti will have a 33% ownership interest in the combined business. The completion of the transaction is subject to customary regulatory approvals and closing conditions. No assurance can be given that the transaction will be consummated on the terms agreed to or at all.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries.  References to “$” are to United States (“U.S.”) dollars.  The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s discussion and analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See Disclosure Regarding Forward-Looking Statements in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) as amended by Amendment No. 1 to Form 10-K on Form 10-K/A filed with the SEC (collectively referred to as our “Form 10-K”).  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

EchoStar is a global provider of broadband satellite technologies, broadband internet services for home and small office customers, satellite operations and satellite services. We also deliver innovative network technologies, managed services and various communications solutions for aeronautical, enterprise and government customers.

Prior to March 2017, we operated in three primary business segments: Hughes, EchoStar Technologies and EchoStar Satellite Services (“ESS”). On January 31, 2017, EchoStar Corporation and certain of our subsidiaries entered into a share exchange agreement with DISH Network Corporation (“DISH”) and certain of its subsidiaries. We, and certain of our subsidiaries, received all of the shares of the Hughes Retail Preferred Tracking Stock previously issued by us and one of our subsidiaries (together, the “Tracking Stock”) in exchange for 100% of the equity interests of certain of our subsidiaries that held substantially all of our former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following the consummation of the Share Exchange, we no longer operate our former EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated. See Note 4 in the notes to our Consolidated Financial Statements in Item 15 of our Form 10-K for further discussion of our discontinued operations.

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

Highlights from our financial results are as follows:

2019 First Quarter Consolidated Results of Operations

•	Revenue of $531 million

•	Operating income of $59 million

•	Net income of $15 million

•	Net income attributable to EchoStar common stock of $14 million and basic earnings per share of common stock of $0.15

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $212 million (see reconciliation of this non-GAAP measure on page 47)

Consolidated Financial Condition as of March 31, 2019

•	Total assets of $8.8 billion

•	Total liabilities of $4.6 billion

•	Total stockholders’ equity of $4.2 billion

•	Cash, cash equivalents and current marketable investment securities of $3.3 billion

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

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite) and additional satellite capacity acquired from multiple third-party providers to provide services to our customers. Growth of our subscriber base becomes constrained in areas where we are nearing or have reached maximum capacity.  While these constraints are expected to be resolved when we launch new satellites, we continue to focus on subscriber growth in the areas where we have remaining capacity.

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which Yahsat will contribute its current satellite communications services business in Brazil to us in exchange for a 20% ownership interest in our existing Brazilian subsidiary that conducts our current satellite communications services business in Brazil. The combined business will provide broadband internet services and enterprise solutions in Brazil using the Telesat T19V and Eutelsat 65W satellites and Yahsat’s Al Yah 3 satellite.  Under the terms of the agreement, Yahsat may also acquire, for further cash investments, additional ownership interests in the business in the future provided certain conditions are met.  The completion of the transaction is subject to customary regulatory approvals and closing conditions.  No assurance can be given that the transaction will be consummated on the terms agreed to or at all.

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti will contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to our two existing Indian subsidiaries that conduct our VSAT services and hardware business. The combined entities will provide broadband satellite and hybrid solutions for enterprise and government networks. Upon consummation of the transaction, Bharti will have a 33% ownership

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interest in the combined business. The completion of the transaction is subject to customary regulatory approvals and closing conditions. No assurance can be given that the transaction will be consummated on the terms agreed to or at all.

In August 2018, we entered into an agreement with Yahsat to establish a new entity, Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100 million in cash in exchange for a 20% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS.

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as aeronautical and enterprise broadband services. In March 2018, the Federal Communications Commission granted authorization to construct, deploy and operate the EchoStar XXIV satellite. In the first quarter of 2019, Maxar Technologies Inc. (“Maxar”), the parent company of Space Systems/Loral, LLC (“SSL”), the manufacturer of our EchoStar XXIV satellite, announced that, although it will continue to operate its geostationary communications satellite business, it intends to adjust its organization to better align costs with revenue. SSL has indicated to us that it intends to meet its contractual obligations regarding the timely manufacture and delivery of the EchoStar XXIV satellite. However, if SSL fails to meet or is delayed in meeting these obligations for any reason, including if Maxar decides to significantly modify its geostationary communications satellite business, such failure could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of the manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

In March 2017, we and a wholly-owned subsidiary of DISH entered into a master service agreement (the “Hughes Broadband MSA”). Pursuant to the Hughes Broadband MSA, DISH’s subsidiary, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by the DISH subsidiary.  As a result of the Hughes Broadband MSA, we have not earned and do not expect to earn in the future, significant equipment revenue from our distribution agreement with another wholly-owned subsidiary of DISH. We expect churn in the existing wholesale subscribers to continue to reduce Services and other revenue - DISH Network in the future.

Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”), medium-earth orbit (“MEO”) and geostationary systems could provide additional opportunities to drive the demand for our equipment, hardware, technology and services. In June 2015, we made an equity investment in OneWeb Global Limited (the successor in interest to WorldVue Satellite Limited) (“OneWeb”), a global LEO satellite service company. The investment is reflected in Corporate and Other. In addition, we have an agreement with OneWeb to provide certain equipment and services in connection with the ground network system for OneWeb’s LEO satellites. We expect to continue delivering additional equipment and services to OneWeb.

We continue our efforts to expand our consumer satellite services business outside of the U.S. In April 2014, we entered into a 15-year agreement with Eutelsat do Brasil for Ka-band capacity into Brazil on the EUTELSAT 65 West. We began delivering high-speed consumer satellite broadband services in Brazil in July 2016. Additionally, in September 2015, we entered into 15-year agreements with affiliates of Telesat Canada for Ka-band capacity on the Telesat T19V satellite located at the 63 degree west longitude orbital location, which was launched in July 2018. Telesat T19V was placed in service during the fourth quarter of 2018 and augmented the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America. We currently provide satellite broadband internet service in several Central and South American countries, and expect to launch similar services in other Central and South American countries.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our subscriber metrics as of March 31, 2019 and December 31, 2018 and for the quarter then ended are as follows were:

	As of
	March 31, 2019	December 31, 2018
Broadband subscribers	1,388,000	1,361,000

	For the three months ended
	March 31, 2019	December 31, 2018
Net additions	28,000	29,000

Our broadband subscribers include customers that subscribe to our HughesNet services in North, Central and South America through retail, wholesale and small/medium enterprise service channels. During the first quarter of 2019, our gross subscriber additions decreased by 3,000 compared to the fourth quarter of 2018. Our net subscriber additions for the quarter ended March 31, 2019 decreased by 1,000 compared to the quarter ended December 31, 2018, primarily due to capacity constraint on our satellites servicing North America. The decrease in net subscriber additions was partially offset by the growth in our consumer business in Central and South America.

As of March 31, 2019 and December 31, 2018, our Hughes segment had $1.65 billion and $1.45 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

We provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), our joint venture Dish Mexico, S. de R.L. de C.V., (“Dish Mexico”), U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

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

As of March 31, 2019 and December 31, 2018, our ESS segment had contracted revenue backlog of $756 million and $832 million respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Other Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO networks, MEO systems, balloons and High Altitude Platform Systems are expected to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment and commerce in North America and internationally for consumers, as well as aeronautical, enterprise and government customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business.

We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, domestically and internationally, that we believe may allow us to increase our existing market share, increase our satellite capacity, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property, make our business more valuable, align us for future growth and expansion, maximize the return on our investments, and strengthen our business and relationships with our customers. We may allocate or dispose of significant resources for long-term value that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“45 West”) from ANATEL, the Brazilian communications regulatory agency. In October 2017, ANATEL declined our request to extend milestone deadlines we had for our S- band and Ka- band license at 45 West; and, as a result, we do not have the right to use such license and may be subject to penalties as a result of our failure to meet these milestones. In January 2019, we determined that we are not able to develop a business using our 45 West regulatory authorization and, as a result, plan to relocate our EchoStar XXIII satellite. In order to relocate our satellite, we provided notice of the relocation to ANATEL asking for termination of our 45 West regulatory authorization.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2019. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	For the three months ended March 31,		Variance
Statements of Operations Data (1)	2019	2018	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$85,888	$103,805	$(17,917)	(17.3)
Services and other revenue - other	393,480	355,040	38,440	10.8
Equipment revenue	51,714	42,947	8,767	20.4
Total revenue	531,082	501,792	29,290	5.8
Costs and expenses:
Cost of sales - services and other	153,571	148,745	4,826	3.2
% of total services and other revenue	32.0%	32.4%
Cost of sales - equipment	45,007	39,071	5,936	15.2
% of total equipment revenue	87.0%	91.0%
Selling, general and administrative expenses	112,134	103,275	8,859	8.6
% of total revenue	21.1%	20.6%
Research and development expenses	6,888	7,137	(249)	(3.5)
% of total revenue	1.3%	1.4%
Depreciation and amortization	154,221	145,554	8,667	6.0
Total costs and expenses	471,821	443,782	28,039	6.3
Operating income	59,261	58,010	1,251	2.2

Other income (expense):
Interest income	24,429	15,635	8,794	56.2
Interest expense, net of amounts capitalized	(59,882)	(62,751)	2,869	4.6
Gains (losses) on investments, net	6,418	(36,663)	43,081	*
Equity in losses of unconsolidated affiliates, net	(6,353)	(1,009)	(5,344)	*
Other, net	(685)	204	(889)	*
Total other expense, net	(36,073)	(84,584)	48,511	(57.4)
Income (loss) before income taxes	23,188	(26,574)	49,762	*
Income tax benefit (provision), net	(8,180)	5,403	13,583	*
Net income (loss)	15,008	(21,171)	36,179	*
Less: Net income attributable to noncontrolling interests	806	380	426	*
Net income (loss) attributable to EchoStar Corporation common stock	$14,202	$(21,551)	$35,753	*

Other data:
EBITDA (2)	$212,056	$165,716	$46,340	28.0
Subscribers, end of period	1,388,000	1,267,000	121,000	9.6
*    Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 52 and 53 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable generally accepted accounting principles (“U.S. GAAP”) measure in the accompanying financial statements, is included on page 47. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 53.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $86 million for the three months ended March 31, 2019, a decrease of $18 million or 17.3%, compared to the same period in 2018.

Services and other revenue - DISH Network from our Hughes segment for the three months ended March 31, 2019 decreased by $5 million, or 37.2%, to $9 million compared to the same period in 2018.  The decrease was primarily attributable to a continued decrease in residential wholesale broadband services.

Services and other revenue - DISH Network from our ESS segment for the three months ended March 31, 2019 decreased by $12 million, or 14.8%, to $72 million compared to the same period in 2018.  The decrease was due to revenue reduction of $11 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018 and $1 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Services and other revenue - other.  Services and other revenue - other totaled $393 million for the three months ended March 31, 2019, an increase of $38 million or 10.8%, compared to the same period in 2018.

Services and other revenue - other from our Hughes segment for the three months ended March 31, 2019 increased by $41 million, or 12.0%, to $384 million compared to the same period in 2018.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers.

Services and other revenue - other from our ESS segment for the three months ended March 31, 2019 decreased by $3 million, or 24.3%, to $10 million compared to the same period in 2018.  The decrease was due to a net decrease in transponder services provided.

Equipment revenue.  Equipment revenue totaled $52 million for the three months ended March 31, 2019, an increase of $9 million or 20.4%, compared to the same period in 2018.  The increase was from our Hughes segment and mainly due to an increase in hardware sales of $11 million to our international enterprise customers and $4 million to our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales of $5 million to our domestic enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $154 million for the three months ended March 31, 2019, an increase of $5 million or 3.2%, compared to the same period in 2018. The increase was primarily attributable to an increase in the costs of broadband services provided to our consumer customers associated with our Hughes segment.

Cost of sales - equipment.  Cost of sales - equipment totaled $45 million for the three months ended March 31, 2019, an increase of $6 million or 15.2%, compared to the same period in 2018. The increase was from our Hughes segment and primarily attributable to an increase in hardware sales to our international enterprise customers and our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales to our domestic enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $112 million for the three months ended March 31, 2019, an increase of $9 million or 8.6%, compared to the same period in 2018. The increase was primarily attributable to the amortization of contract acquisition and fulfillment costs from our Hughes segment and an increase in marketing and promotional expenses from our Hughes segment mainly associated with our consumer business.

Depreciation and amortization.  Depreciation and amortization expenses totaled $154 million for the three months ended March 31, 2019, an increase of $9 million or 6.0%, compared to the same period in 2018.  The increase was primarily due to an increase in depreciation expense of (i) $3 million relating to our customer premises equipment, (ii) $3 million relating to the decrease in depreciable life of the SPACEWAY 3 satellite and (iii) $2 million relating the Telesat T19V satellite that was placed into service in the fourth quarter of 2018.

Interest income.  Interest income totaled $24 million for the three months ended March 31, 2019, an increase of $9 million or 56.2%, compared to the same period in 2018 primarily attributable to an increase in yield percentage in 2019 compared to 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $60 million for the three months ended March 31, 2019, a decrease of $3 million or 4.6%, compared to the same period in 2018.  The decrease was primarily due to a decrease of $1 million in interest expense due to the repurchasing of some of HSS’s 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) in the fourth quarter of 2018 and the first quarter of 2019 and a $1 million decrease in capitalized interest.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $6 million in gains for the three months ended March 31, 2019, an increase of $43 million compared to the same period in 2018. For the three months ended March 31, 2019, the net gain of $6 million was primarily attributable to gains on certain marketable equity securities and on certain debt securities that we account for using the fair value option. For the three months ended March 31, 2018, the loss of $37 million was attributable to losses on marketable equity securities.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in losses of unconsolidated affiliates, net totaled $6 million for the three months ended March 31, 2019 compared to $1 million for the same period in 2018. The decrease was primarily related to our investments in our unconsolidated affiliates.

Other, net.  Other, net totaled $0.7 million in losses for the three months ended March 31, 2019 compared to $0.2 million in income for three months ended March 31, 2018. The decrease was primarily related to an unfavorable foreign exchange impact of $1 million in 2019 compared to the same period in 2018.

Income tax benefit (provision), net.  Income tax provision was $8 million for the three months ended March 31, 2019, an increase of $14 million, compared to the same period in 2018. Our effective income tax rate was 35.3% and 20.3% for the three months ended March 31, 2019 and 2018, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2019 were primarily due to the change in net unrealized losses that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2018 were primarily due to research and experimentation credits, partially offset by the impact of state and local taxes, the increase in our valuation allowance associated with unrealized losses that are capital in nature, and the increase in our valuation allowance associated with certain foreign losses.

Net income (loss) attributable to EchoStar Corporation common stock.  Net income (loss) attributable to EchoStar Corporation common stock totaled $14.2 million in income for the three months ended March 31, 2019, an increase of $36 million, compared to the same period in 2018 as set forth in the following table:

Amounts
(In thousands)
Net income attributable to EchoStar Corporation for the three months ended March 31, 2018	$(21,551)
Decrease in interest expense, net of amounts capitalized	2,869
Decrease in equity in earnings of unconsolidated affiliates, net	(5,344)
Increase in income tax provision, net	(13,583)
Decrease in other income	(889)
Increase in net income attributable to noncontrolling interests	(426)
Increase in operating income, including depreciation and amortization	1,251
Increase in interest income	8,794
Increase in gains on investments, net	43,081
Net income attributable to EchoStar Corporation for the three months ended March 31, 2019	$14,202

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements.

	For the three months ended March 31,		Variance
	2019	2018	Amount	%
	(Dollars in thousands)
Net income (loss)	$15,008	$(21,171)	$36,179	*
Interest income and expense, net	35,453	47,116	(11,663)	(24.8)
Income tax (benefit) provision, net	8,180	(5,403)	13,583	*
Depreciation and amortization	154,221	145,554	8,667	6.0
Net income attributable to noncontrolling interests	(806)	(380)	(426)	*
EBITDA	$212,056	$165,716	$46,340	28.0
*    Percentage is not meaningful.

EBITDA was $212 million for the three months ended March 31, 2019, an increase of $46 million or 28.0%, compared to the same period in 2018.  The increase was primarily due to (i) an increase in operating income, excluding depreciation and amortization, of $10 million and (ii) an increase of $43 million in gains on investments, net of losses and write-downs. The increases were partially offset by (i) a decrease of $5 million in equity in earnings of unconsolidated affiliates, net and (ii) a decrease in other income of $1 million.

Segment Operating Results and Capital Expenditures

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2019
Total revenue	$445,337	$81,259	$4,486	$531,082
Capital expenditures	$73,821	$108	$38,033	$111,962
EBITDA	$161,132	$68,717	$(17,793)	$212,056

For the three months ended March 31, 2018
Total revenue	$400,818	$96,753	$4,221	$501,792
Capital expenditures	$87,291	$(77,038)	$40,729	$50,982
EBITDA	$136,713	$84,150	$(55,147)	$165,716

Hughes Segment

	For the three months ended March 31,		Variance
	2019	2018	Amount	%
	(Dollars in thousands)
Total revenue	$445,337	$400,818	$44,519	11.1
Capital expenditures	$73,821	$87,291	$(13,470)	(15.4)
EBITDA	$161,132	$136,713	$24,419	17.9

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Total revenue for the three months ended March 31, 2019 increased by $45 million, or 11.1%, compared to the same period in 2018.  The increase was primarily due to an increase of $35 million in sales of broadband services to our consumer customers and increases in hardware sales of $11 million to our international enterprise customers and $4 million to our mobile satellite systems customers. The increase was partially offset by a decrease of $5 million in hardware sales to our domestic enterprise customer.

Capital expenditures for the three months ended March 31, 2019 decreased by $13 million, or 15.4%, compared to the same period in 2018, primarily due to decreases in capital expenditures relating to our consumer business of $11 million and a net decrease in capital expenditures associated with our satellites.

EBITDA for the three months ended March 31, 2019 was $161 million, an increase of $24 million, or 17.9%, compared to the same period in 2018.  The increase was primarily due to an increase of $34 million in gross margin, partially offset by an increase of $8 million in selling, general and administrative expenses.

ESS Segment

	For the three months ended March 31,		Variance
	2019	2018	Amount	%
	(Dollars in thousands)
Total revenue	$81,259	$96,753	$(15,494)	(16.0)
Capital expenditures	$108	$(77,038)	$77,146	*
EBITDA	$68,717	$84,150	$(15,433)	(18.3)
*    Percentage is not meaningful.

Total revenue for the three months ended March 31, 2019 decreased by $15 million, or 16.0%, compared to the same period in 2018. The decrease was attributable to revenue reduction of $11 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018, $3 million related to other transponder lease services and $1 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Capital expenditures for the three months ended March 31, 2019 increased by $77 million compared to the same period in 2018, primarily due to a reimbursement of $77 million related to the EchoStar 105/SES-11 satellite received in the first quarter of 2018.

EBITDA for the three months ended March 31, 2019 was $69 million, a decrease of $15 million, or 18.3%, compared to the same period in 2018, primarily due to the decrease in total revenue.

Corporate and Other

	For the three months ended March 31,		Variance
	2019	2018	Amount	%
	(Dollars in thousands)
Total revenue	$4,486	$4,221	$265	6.3
Capital expenditures	$38,033	$40,729	$(2,696)	(6.6)
EBITDA	$(17,793)	$(55,147)	$37,354	(67.7)

Capital expenditures for the three months ended March 31, 2019 decreased by $3 million, or 6.6%, compared to the same period in 2018, primarily related to decreases of $7 million in satellite expenditures on the EchoStar XIX satellite, partially offset by increases of $3 million in satellite expenditures on the EchoStar XXIV satellite ground system.

EBITDA for the three months ended March 31, 2019 was a loss of $18 million, an increase of $37 million compared to the same period in 2018. The increase is largely attributable to a net gain of $6 million primarily attributable to gains

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

on certain marketable equity securities and on certain debt securities that we account for using the fair value option compared to the loss of $37 million for the three months ended March 31, 2018 attributable to losses on marketable equity securities. The increase was partially offset by $5 million related to unfavorable foreign exchange impact and a decrease in earnings from investments in our unconsolidated affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of less than 90 days to be cash equivalents. See Quantitative and Qualitative Disclosures about Market Risk for further discussion regarding our marketable investment securities.

As of March 31, 2019, our cash, cash equivalents, including restricted cash, and current marketable investment securities, totaled $3.3 billion compared to $3.2 billion as of December 31, 2018.

As of March 31, 2019 and December 31, 2018, we held $1.9 billion and $2.3 billion, respectively, of marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the three months ended March 31, 2019.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the three months ended March 31, 2019, we reported net cash inflows from operating activities of $176 million, an increase of $41 million, compared to the same period in 2018. The increase in cash inflows was primarily attributable to an increase of $20 million resulting from changes in operating assets and liabilities, partially offset by higher net income of $21 million adjusted to exclude: (i) Depreciation and amortization; (ii) Amortization of debt issuance costs, (iii) Equity in losses of unconsolidated affiliates, net; (iv) (Gains) losses on investments, net; (v) Stock-based compensation; and (vi) Deferred tax (benefit) provision.

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the three months ended March 31, 2019, we reported net cash inflows from investing activities of $268 million, an increase of $590 million, compared to the same period in 2018. For the three months ended March 31, 2019, we had net sales and maturities of marketable securities of $387 million. For the three months ended March 31, 2018, we had net purchases of marketable securities of $264 million and we received a reimbursement of $77 million related to the EchoStar 105/SES-11 satellite.

Cash flows from financing activities. Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the three months ended March 31, 2019, we reported net cash outflows from financing activities of $22 million compared to net cash outflows of $5 million for the three months ended March 31, 2018. Net cash outflows for the three months ended March 31, 2019 included $8 million for the repurchasing of debt in first quarter 2019 and $7 million for the purchase of noncontrolling shareholder interests in a subsidiary of ours that were held by an unaffiliated third party. These transactions did not occur during the three months ended March 31, 2018.

Obligations and Future Capital Requirements

Contractual Obligations

As of March 31, 2019, our satellite-related obligations were $703 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; non-lease costs associated with our finance lease satellites; and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

Letters of Credit

As of March 31, 2019, we had $40 million of letters of credit and insurance bonds. Of this amount, $11 million was secured by restricted cash, $4 million was related to insurance bonds and $25 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

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

We have a significant amount of outstanding indebtedness. As of March 31, 2019, our total indebtedness was $3.5 billion, of which $219 million related to capital lease obligations. See our most recent Annual Report on Form 10-K for a discussion of the terms of our indebtedness. Our liquidity requirements will be significant, primarily due to our debt service requirements and the design and construction of our new EchoStar XXIV satellite. HSS’s 2019 Senior Secured Notes have an outstanding principal balance as of April 30, 2019 of $909 million and will mature and be due and payable in June 2019. As of April 30, 2019, we have repurchased a total of $81 million in principal of the 2019 Senior Secured Notes in open market trades.  We may from time to time seek to purchase additional amounts of such notes and/or amounts of our other outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures to support and expand our business, or if we decide to purchase or build one or more additional satellites. Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all. The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) limits the deductibility of interest expense for U.S. federal income tax purposes. While the 2017 Tax Act generally is likely to reduce our federal income tax obligations, if these limitations or other newly enacted provisions become applicable to us they could minimize such reductions or otherwise require us to pay additional federal income taxes, which in turn could result in additional liquidity needs. We expect to owe U.S. Federal income tax for 2019.

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

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expenses for each reporting period, and certain information disclosed in the notes to our accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.  We base our estimates, judgments and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  We review our estimates and assumptions periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity.  For a summary of our significant accounting policies, including those discussed below, see Note 2 in the notes to our accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

Impairment of Long-lived Assets

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue - DISH Network. Services and other revenue - DISH Network primarily includes revenue associated with satellite and transponder leases and services, TT&C, professional services, facilities rental revenue and other services provided to DISH Network. Services and other revenue - DISH Network also includes subscriber wholesale service fees for the HughesNet service sold to DISH Network.

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

Equity in losses of unconsolidated affiliates, net. Equity in losses of unconsolidated affiliates, net includes earnings or losses from our investments accounted for using the equity method.

Other, net. Other, net primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities and other non-operating income or expense items that are not appropriately classified elsewhere in our Condensed Consolidated Statements of Operations.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as Net income (loss) excluding Interest income and expense, net, Income tax benefit (provision), net, Depreciation and amortization and Net income (loss) attributable to noncontrolling interests. EBITDA is not a measure determined in accordance with U.S. GAAP. This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with U.S. GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2019, our cash, cash equivalents and current marketable investment securities had a fair value of $3.27 billion. Of this amount, a total of $3.21 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the United States (“U.S.”) government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $3.21 billion as of March 31, 2019, a hypothetical 10% change in average interest rates during the first quarter of 2019 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the three months ended March 31, 2019 of 2.3%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during the first quarter of 2019 would have resulted in a decrease of $7.1 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2019, we held current strategic investments in the publicly traded securities of several companies with a fair value of $117.8 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists primarily of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments during the first quarter of 2019 would have resulted in a decrease of $11.8 million in the fair value of these investments.

Investments in Unconsolidated Entities

As of March 31, 2019, we had investments with an aggregate carrying amount of $228 million in securities of privately held companies that we hold for strategic business purposes. The fair value of these investments is not readily determinable. We periodically review these investments and we may estimate fair value and adjust the carrying amount when there are indications of impairment or observable prices changes for the investments. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments during the first quarter of 2019 would have resulted in a decrease of $22.8 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of March 31, 2019, we had $9 million of net foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $5 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of March 31, 2019. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2019 would have been an estimated loss to the cumulative translation adjustment of $24 million as of March 31, 2019.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 15 Commitments and Contingencies — Litigation in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of our risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the three months ended March 31, 2019.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

Financial Results

On May 8, 2019, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended March 31, 2019. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated May 8, 2019 issued by EchoStar Corporation regarding financial results for the period ended March 31, 2019
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: May 8, 2019	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)