Form 10-Q
period 2019-06-30
EchoStar CORP
filed 2019-08-08
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                TO

Commission File Number:  001-33807

EchoStar Corporation
(Exact name of registrant as specified in its charter)

Nevada			26-1232727
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

100 Inverness Terrace East,	Englewood,	Colorado	80112-5308
(Address of principal executive offices)			(Zip Code)

(303)	706-4000		Not Applicable
(Registrant’s telephone number, including area code)			(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Class A common stock	$0.001 par value		The NASDAQ Stock Market LLC
(Title of each class)			(Name of each exchange on which registered)
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

As of August 1, 2019, the registrant’s outstanding common stock consisted of 49,719,391 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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

•
our ability to implement and/or realize benefits of our domestic and/or international investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions including, without limitation, the pending BSS Transaction (as defined herein);

•
lawsuits relating to the BSS Transaction could result in substantial costs and may delay or prevent the BSS Transaction from being consummated at all or on the terms provided for in the Master Transaction Agreement (as defined herein);

•
the possibility that the BSS Transaction will not be consummated on the terms or timeline currently contemplated, or at all. We have and will continue to expend time and resources of management and to incur legal, advisory and financial services fees related to the BSS Transaction regardless of whether the BSS Transaction is consummated;

•
uncertainty regarding the BSS Transaction may cause customers, suppliers or strategic partners to delay or defer decisions concerning us and adversely affect our ability to effectively manage our business;

•	if the BSS Transaction is not consummated, our reliance on DISH Network Corporation and its subsidiaries (“DISH Network”) for a significant portion of our revenue;

•	our ability to realize the anticipated benefits of our current satellites and any future satellite we may construct or acquire;

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

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described herein and should not place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to publicly

i

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	As of
	June 30, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,298,005	$928,306
Marketable investment securities, at fair value	1,203,308	2,282,152
Trade accounts receivable and contract assets, net (Note 3)	201,561	201,096
Trade accounts receivable - DISH Network	13,943	14,200
Inventory	73,345	75,379
Prepaids and deposits	65,589	61,177
Other current assets	19,857	18,539
Total current assets	2,875,608	3,580,849
Noncurrent assets:
Property and equipment, net	3,329,794	3,414,908
Operating lease right-of-use assets	113,643	—
Goodwill	504,173	504,173
Regulatory authorizations, net	493,661	495,654
Other intangible assets, net	36,869	44,231
Investments in unconsolidated entities	225,582	262,473
Other receivables - DISH Network	96,733	95,114
Other noncurrent assets, net	274,028	263,892
Total noncurrent assets	5,074,483	5,080,445
Total assets	$7,950,091	$8,661,294
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$105,929	$121,437
Trade accounts payable - DISH Network	1,113	1,698
Current portion of long-term debt and finance lease obligations	42,682	959,577
Contract liabilities	106,308	72,284
Accrued interest	42,835	47,416
Accrued compensation	44,829	54,242
Accrued taxes	16,221	16,013
Accrued expenses and other	111,745	72,470
Total current liabilities	471,662	1,345,137
Noncurrent liabilities:
Long-term debt and finance lease obligations, net	2,553,352	2,573,204
Deferred tax liabilities, net	472,872	465,933
Operating lease liabilities	94,979	—
Other noncurrent liabilities	114,275	121,546
Total noncurrent liabilities	3,235,478	3,160,683
Total liabilities	3,707,140	4,505,820
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at each of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 56,189,672 shares issued and 49,704,751 shares outstanding at June 30, 2019 and 54,142,566 shares issued and 47,657,645 shares outstanding at December 31, 2018	56	54
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of June 30, 2019 and December 31, 2018	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of June 30, 2019 and December 31, 2018	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	3,777,499	3,702,522
Accumulated other comprehensive loss	(119,500)	(125,100)
Accumulated earnings	704,236	694,129
Treasury stock, at cost	(131,454)	(131,454)
Total EchoStar Corporation stockholders’ equity	4,230,885	4,140,199
Noncontrolling interests	12,066	15,275
Total stockholders’ equity	4,242,951	4,155,474
Total liabilities and stockholders’ equity	$7,950,091	$8,661,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenue:
Services and other revenue - DISH Network	$85,057	$100,171	$170,945	$203,976
Services and other revenue - other	394,422	375,445	787,902	730,485
Equipment revenue	57,645	50,341	109,359	93,288
Total revenue	537,124	525,957	1,068,206	1,027,749

Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	153,198	151,157	306,769	299,902
Cost of sales - equipment (exclusive of depreciation and amortization)	46,549	41,865	91,556	80,936
Selling, general and administrative expenses	152,629	103,074	264,763	206,349
Research and development expenses	6,388	6,647	13,276	13,784
Depreciation and amortization	155,410	148,449	309,631	294,003
Total costs and expenses	514,174	451,192	985,995	894,974
Operating income	22,950	74,765	82,211	132,775

Other income (expense):
Interest income	23,213	19,253	47,642	34,888
Interest expense, net of amounts capitalized	(60,163)	(61,534)	(120,045)	(124,285)
Gains (losses) on investments, net	12,856	65,396	19,791	28,733
Equity in losses of unconsolidated affiliates, net	(4,754)	(2,058)	(11,107)	(3,067)
Other, net	1,760	(336)	558	(132)
Total other income (expense), net	(27,088)	20,721	(63,161)	(63,863)
Income (loss) before income taxes	(4,138)	95,486	19,050	68,912
Income tax provision, net	(922)	(17,802)	(9,102)	(12,399)
Net income (loss)	(5,060)	77,684	9,948	56,513
Less: Net income attributable to noncontrolling interests	632	462	1,438	842
Net income (loss) attributable to EchoStar Corporation common stock	$(5,692)	$77,222	$8,510	$55,671

Earnings per share - Class A and B common stock:
Basic earnings (loss) per share	$(0.06)	$0.80	$0.09	$0.58
Diluted earnings (loss) per share	$(0.06)	$0.80	$0.09	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(5,060)	$77,684	$9,948	$56,513
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,896	(43,727)	3,807	(35,135)
Unrealized gains on available-for-sale securities and other	1,872	547	2,359	15
Amounts reclassified to net income (loss):
Realized gains on available-for-sale securities	(17)	(3)	(566)	(3)
Total other comprehensive income (loss), net of tax	4,751	(43,183)	5,600	(35,123)
Comprehensive income (loss)	(309)	34,501	15,548	21,390
Less: Comprehensive income (loss) attributable to noncontrolling interests	632	(123)	1,438	43
Comprehensive income (loss) attributable to EchoStar Corporation	$(941)	$34,624	$14,110	$21,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(Amounts in thousands)
(Unaudited)

	Class A and B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Treasury Stock	Noncontrolling Interests	Total
Balance, March 31, 2018	$102	$3,685,577	$(111,413)	$714,423	$(98,162)	$14,988	$4,205,515
Issuances of Class A common stock:
Exercise of stock options	—	589	—	—	—	—	589
Employee Stock Purchase Plan	—	2,250	—	—	—	—	2,250
Stock-based compensation	—	2,345	—	—	—	—	2,345
R&D tax credits utilized by DISH Network	—	(1,580)	—	—	—	—	(1,580)
Other comprehensive loss	—	—	(42,457)	—	—	(585)	(43,042)
Net income	—	—	—	77,222	—	462	77,684
Other, net	—	(1)	(141)	633	—	—	491
Balance, June 30, 2018	$102	$3,689,180	$(154,011)	$792,278	$(98,162)	$14,865	$4,244,252

Balance, March 31, 2019	$102	$3,713,777	$(124,251)	$709,928	$(131,454)	$11,434	$4,179,536
Issuances of Class A common stock:
Exercise of stock options	2	59,455	—	—	—	—	59,457
Employee Stock Purchase Plan	—	2,325	—	—	—	—	2,325
Stock-based compensation	—	2,205	—	—	—	—	2,205
R&D tax credits utilized by DISH Network	—	(263)	—	—	—	—	(263)
Other comprehensive income	—	—	4,751	—	—	—	4,751
Net income (loss)	—	—	—	(5,692)	—	632	(5,060)
Balance, June 30, 2019	$104	$3,777,499	$(119,500)	$704,236	$(131,454)	$12,066	$4,242,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Amounts in thousands)
(Unaudited)

	Class A and B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Treasury Stock	Noncontrolling Interests	Total
Balance, December 31, 2017	$102	$3,669,461	$(130,154)	$721,316	$(98,162)	$14,822	$4,177,385
Cumulative effect of accounting changes as of January 1, 2018	—	—	10,467	14,658	—	—	25,125
Balance, January 1, 2018	102	3,669,461	(119,687)	735,974	(98,162)	14,822	4,202,510
Issuances of Class A common stock:
Exercise of stock options	—	4,045	—	—	—	—	4,045
Employee benefits	—	7,605	—	—	—	—	7,605
Employee Stock Purchase Plan	—	4,886	—	—	—	—	4,886
Stock-based compensation	—	5,110	—	—	—	—	5,110
R&D tax credits utilized by DISH Network	—	(1,798)	—	—	—	—	(1,798)
Other comprehensive loss	—	—	(34,083)	—	—	(799)	(34,882)
Net income	—	—	—	55,671	—	842	56,513
Other, net	—	(129)	(241)	633	—	—	263
Balance, June 30, 2018	$102	$3,689,180	$(154,011)	$792,278	$(98,162)	$14,865	$4,244,252

Balance, December 31, 2018	$102	$3,702,522	$(125,100)	$694,129	$(131,454)	$15,275	$4,155,474
Issuances of Class A common stock:
Exercise of stock options	2	61,501	—	—	—	—	61,503
Employee benefits	—	6,654	—	—	—	—	6,654
Employee Stock Purchase Plan	—	5,074	—	—	—	—	5,074
Stock-based compensation	—	4,833	—	—	—	—	4,833
R&D tax credits utilized by DISH Network	—	(419)	—	—	—	—	(419)
Purchase of noncontrolling interest	—	(2,666)	—	—	—	(4,647)	(7,313)
Other comprehensive income	—	—	5,600	—	—	—	5,600
Net income	—	—	—	8,510	—	1,438	9,948
Other, net	—	—	—	1,597	—	—	1,597
Balance, June 30, 2019	$104	$3,777,499	$(119,500)	$704,236	$(131,454)	$12,066	$4,242,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$9,948	$56,513
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	309,631	294,003
Equity in losses of unconsolidated affiliates, net	11,107	3,067
Amortization of debt issuance costs	3,872	3,905
(Gains) losses on investments, net	(19,791)	(28,674)
Stock-based compensation	4,833	5,110
Deferred tax provision	7,014	10,231
Dividend received from unconsolidated entity	—	5,000
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	167	(3,061)
Trade accounts receivable - DISH Network	257	17,262
Inventory	2,114	238
Other current assets	(2,500)	(5,430)
Trade accounts payable	(225)	2,364
Trade accounts payable - DISH Network	(585)	(3,360)
Accrued expenses and other	51,409	7,749
Changes in noncurrent assets and noncurrent liabilities, net	1,374	(17,200)
Other, net	2,149	5,822
Net cash flows from operating activities	380,774	353,539
Cash flows from investing activities:
Purchases of marketable investment securities	(504,264)	(1,632,930)
Sales and maturities of marketable investment securities	1,621,481	841,638
Expenditures for property and equipment	(219,440)	(248,098)
Refunds and other receipts related to property and equipment	—	77,524
Expenditures for externally marketed software	(15,329)	(15,000)
Net cash flows from investing activities	882,448	(976,866)
Cash flows from financing activities:
Repayment of debt and finance lease obligations	(21,180)	(18,417)
Repurchase and maturity of debt	(920,923)	—
Purchase of noncontrolling interest	(7,313)	—
Repayment of in-orbit incentive obligations	(3,778)	(3,272)
Net proceeds from Class A common stock options exercised	61,503	4,064
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	5,074	4,886
Other, net	905	(401)
Net cash flows from financing activities	(885,712)	(13,140)
Effect of exchange rates on cash and cash equivalents	121	(1,941)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	377,631	(638,408)
Cash and cash equivalents, including restricted amounts, beginning of period	929,495	2,432,249
Cash and cash equivalents, including restricted amounts, end of period	$1,307,126	$1,793,841

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$120,625	$122,017
Cash paid for income taxes	$1,217	$2,574

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

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network, our joint venture Dish Mexico, S. de R.L. de C.V., (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

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

Pending Transactions

In May 2019, we and one of our subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), entered into a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”). Pursuant to the terms of the Master Transaction Agreement; (i) we will transfer to BSS Corp. certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily relating to the portion of our ESS satellite services business that manages, markets and provides (1) broadcast satellite services primarily to DISH Network and Dish Mexico and its subsidiaries and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business”); (ii) we will distribute to each holder of shares of our Class A and Class B common stock an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A and Class B common stock owned by such EchoStar stockholder on the record date for the distribution (the “Distribution”), which date has not yet been determined; and (iii) immediately after the Distribution, (1) Merger Sub will merge with and into BSS Corp. (the “Merger”), such that, at the effective time of the Merger (the “Effective Time”), BSS Corp. will become a wholly-owned subsidiary of DISH and DISH will own and operate the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders will be converted into a number of shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”), equal to 22,937,188 divided by the total number of shares of our Class A and Class B common stock outstanding on the record date for the Distribution ((i) - (iii) collectively, the “BSS Transaction”). If the BSS Transaction is consummated, we will no longer operate a substantial portion of our ESS segment.

The Master Transaction Agreement contains customary representations and warranties by the parties, including our representations relating to the assets, liabilities and financial condition of the BSS Business, and representations by DISH Network relating to its financial condition and liabilities.  Prior to closing, we have agreed to conduct the BSS Business in the ordinary course and not to undertake specified actions without the written consent of DISH. Completion of the BSS Transaction is subject to the satisfaction or waiver of various closing conditions, including receipt of consents, regulatory approvals and tax opinions.  We and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively.  The Master Transaction Agreement provides for certain termination rights of EchoStar Corporation and DISH, including the right of either party to terminate the Master Transaction Agreement if the BSS Transaction has not been consummated by February 19, 2020, or if the mutual closing conditions become incapable of being satisfied, or is there is an incurable breach of the Master Transaction Agreement by the other party. In connection with the BSS Transaction, we and DISH and certain of our and its subsidiaries will enter into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property, transition services and certain TT&C satellite services.

In July 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder naming as defendants the members of our board of directors, EchoStar Corporation, certain of our officers, DISH and certain of DISH Network’s and our affiliates. If the plaintiff obtains an injunction or order prohibiting or delaying the completion of the BSS Transaction, then such injunction or order may prevent the BSS Transaction from being completed, or from being completed within the expected timeframe or on the terms provided for in the Master Transaction Agreement. If the litigation delays the BSS Transaction or prevents the BSS Transaction from closing, our business, financial position and results of operation could be adversely affected. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the BSS Transaction is consummated, or any adverse final disposition, may adversely affect our respective business, financial condition, results of operations and cash flows. See Note 15 for further information.

The BSS Transaction, which is intended to be generally tax-free to us and our stockholders for U.S. federal income tax purposes, is expected to be completed during the second half of 2019, but there can be no assurance that the BSS Transaction will be consummated on the terms or within the time frame disclosed, or at all.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Recently Adopted Accounting Pronouncements

Leases

We adopted Accounting Standard Update (“ASU”) No. 2016-02 - Leases (Topic 842), as amended, or Accounting Standard Codification (“ASC 842”), as of January 1, 2019. The primary impact of ASC 842 on our consolidated financial statements is the recognition of right-of-use assets and related liabilities on our consolidated balance sheet for operating leases where we are the lessee. We have elected to initially apply the requirements of the new standard on January 1, 2019 and we have not restated our consolidated financial statements for prior periods. Consequently, certain amounts reported in our Condensed Consolidated Balance Sheet as of June 30, 2019 are not comparable to those reported as of December 31, 2018 or earlier dates. Our adoption of ASC 842 did not have a material impact on the results of our operations or on our cash flows for the three and six months ended June 30, 2019.

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

Except for the new requirement to recognize assets and liabilities on the balance sheet for operating leases where we are the lessee, under our ASC 842 transition method we continue to apply prior accounting standards to leases that commenced prior to 2019. We fully apply ASC 842 requirements only to leases that commenced or were modified on or after January 1, 2019. We elected certain practical expedients under our transition method, including elections to not reassess (i) whether a contract is or contains a lease and (ii) the classification of existing leases. We also elected not to apply hindsight in determining whether optional renewal periods should be included in the lease term, which in some instances may impact the initial measurement of the lease liability and the calculation of straight-line expense over the lease term for operating leases. As a result of our transition elections, there was no change in our recognition of revenue and expense for leases that commenced prior to 2019. In addition, the application of ASC 842 requirements to new and modified leases did not materially affect our recognition of revenue or expenses for the three and six months ended June 30, 2019.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our adoption of ASC 842 resulted in the following adjustments to our Condensed Consolidated Balance Sheet as of December 31, 2018 (amounts in thousands):

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

Lessee Accounting

We lease real estate, satellite capacity and equipment in the conduct of our business operations. For contracts entered into on or after January 1, 2019, we assess at contract inception whether the contract is, or contains, a lease. Generally, we determine that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) we obtain the right to substantially all economic benefits from use of the asset and (iii) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of a specialized nature and there is not expected to be an alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

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

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of our real estate lease agreements require payments for non-lease costs such as utilities and common area maintenance. We have elected an accounting policy, as permitted by ASC 842, not to account for such payments separately from the related lease payments. Our policy election results in a higher

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

initial measurement of lease liabilities when such non-lease payments are fixed amounts. Certain of our real estate lease agreements require variable lease payments that do not depend on an underlying index or rate, such as sales and value-added taxes and our proportionate share of actual property taxes, insurance and utilities. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

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

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers, including DISH Network. We identify and determine the classification of such leases as operating leases or sales-type leases based on the criteria discussed above for lessees. A lease is classified as a sales-type lease if it meets the above criteria for a finance lease; otherwise it is classified as an operating lease. Some of our leases are embedded in contracts with customers that include non-lease performance obligations. For such contracts, except where we have elected otherwise as discussed below, we allocate consideration in the contract between lease and non-lease components based on their relative standalone selling prices. We have elected an accounting policy, as permitted by ASC 842, to not separate the lease of equipment from related services in our HughesNet satellite internet service (the “HughesNet service”) contracts with consumers. We account for all revenue from such contracts as non-lease service revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Credit Losses

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our Consolidated Financial Statements and related disclosures.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Information About Contract Balances

The following table provides information about our contract balances with customers, including amounts for certain embedded leases (amounts in thousands):

	As of
	June 30, 2019	December 31, 2018

Trade accounts receivable:
Sales and services	$161,771	$154,415
Leasing	7,901	7,990
Total	169,672	162,405
Contract assets	57,475	55,295
Allowance for doubtful accounts	(25,586)	(16,604)
Total trade accounts receivable and contract assets, net	$201,561	$201,096

Trade accounts receivable - DISH Network:
Sales and services	$12,004	$12,274
Leasing	1,939	1,926
Total trade accounts receivable - DISH Network, net	$13,943	$14,200

Contract liabilities:
Current	$106,308	$72,284
Noncurrent	9,376	10,133
Total contract liabilities	$115,684	$82,417

For the six months ended June 30, 2019, we recognized revenue of $48 million that was previously included in the contract liability balance at December 31, 2018.

Our bad debt expense was $15 million and $2 million for the three months ended June 30, 2019 and 2018, respectively, and $19 million and $7 million for the six months ended June 30, 2019 and 2018, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2019, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.0 billion. We expect to recognize approximately 35.7% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment and our leasing arrangements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment, primary geographic market, nature of the products and services and transactions with major customers. See Note 4 for additional information about revenue associated with leases.

Geographic Information

The following table disaggregates revenue from customer contracts attributed to our North America (the U.S. and its territories, Mexico and Canada), South and Central America and other foreign locations (Asia, Africa, Australia, Europe, and the Middle East) as well as by segment, based on the location where the goods or services are provided (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended June 30, 2019
North America	$372,398	$80,785	$4,492	$457,675
South and Central America	30,395	—	—	30,395
All other	49,054	176	(176)	49,054
Total revenue	$451,847	$80,961	$4,316	$537,124

For the three months ended June 30, 2018
North America	$362,707	$95,249	$4,402	$462,358
South and Central America	23,732	—	—	23,732
All other	39,867	176	(176)	39,867
Total revenue	$426,306	$95,425	$4,226	$525,957

For the six months ended June 30, 2019
North America	$740,227	$161,869	$9,153	$911,249
South and Central America	57,258	—	—	57,258
All other	99,699	351	(351)	99,699
Total revenue	$897,184	$162,220	$8,802	$1,068,206

For the six months ended June 30, 2018
North America	$698,727	$191,827	$8,798	$899,352
South and Central America	48,220	—	—	48,220
All other	80,177	351	(351)	80,177
Total revenue	$827,124	$192,178	$8,447	$1,027,749

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended June 30, 2019
Equipment	$30,597	$—	$—	$30,597
Services	381,608	3,315	1,716	386,639
Design, development and construction services	25,860	—	—	25,860
Revenue from sales and services	438,065	3,315	1,716	443,096
Lease revenue	13,782	77,646	2,600	94,028
Total revenue	$451,847	$80,961	$4,316	$537,124

For the three months ended June 30, 2018
Equipment	$36,465	$—	$—	$36,465
Services	324,101	6,890	1,435	332,426
Design, development and construction services	13,876	—	—	13,876
Revenue from sales and services	374,442	6,890	1,435	382,767
Lease revenue	51,864	88,535	2,791	143,190
Total revenue	$426,306	$95,425	$4,226	$525,957

For the six months ended June 30, 2019
Equipment	$56,557	$—	$—	$56,557
Services	762,391	7,055	3,452	772,898
Design, development and construction services	50,926	—	—	50,926
Revenue from sales and services	869,874	7,055	3,452	880,381
Lease revenue	27,310	155,165	5,350	187,825
Total revenue	$897,184	$162,220	$8,802	$1,068,206

For the six months ended June 30, 2018
Equipment	$63,236	$—	$—	$63,236
Services	638,062	14,293	2,910	655,265
Design, development and construction services	30,052	—	—	30,052
Revenue from sales and services	731,350	14,293	2,910	748,553
Lease revenue	95,774	177,885	5,537	279,196
Total revenue	$827,124	$192,178	$8,447	$1,027,749

Effective January 1, 2019, we account for and report revenue from leases of Hughes consumer broadband equipment as services revenue under ASC 606 rather than lease revenue due to our election to not separate lease and non-lease components in consumer broadband service contracts in connection with our adoption of ASC 842 (see Note 2). In addition, our lease revenue from the ESS segment decreased primarily resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018 (see Note 17).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    LEASES

Lessee Disclosures

Our operating leases consist primarily of leases for office space, data centers and satellite ground facilities. We recognized right-of-use assets and lease liabilities for such leases in connection with our adoption of ASC 842 as of January 1, 2019 (see Note 2). We report operating lease right-of-use assets in Operating lease right-of-use assets and we report the current and noncurrent portions of our operating lease liabilities in Accrued expenses and other and Operating lease liabilities, respectively. Our finance leases consist primarily of leases of satellite capacity. We report finance lease right-of-use assets in Property and equipment, net and we report the current and noncurrent portions of our finance lease liabilities in Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations, net, respectively. Our Condensed Consolidated Balance Sheets includes the following amounts for right-of-use assets and lease liabilities as of June 30, 2019 (amounts in thousands):

As of June 30, 2019

Right-of-use assets:
Operating	$113,643
Finance	544,565
Total right-of-use assets	$658,208

Lease liabilities:
Current:
Operating	$16,181
Finance	42,682
Noncurrent:
Operating	94,979
Finance	166,225
Total lease liabilities	$320,067

Finance lease assets are reported net of accumulated amortization of $511 million as of June 30, 2019.

The following tables detail components of lease cost and weighted average lease terms and discount rates for operating leases and finance leases (amounts in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019

Lease cost:
Operating lease cost	$6,411	$12,278
Finance lease cost:
Amortization of right-of-use assets	20,577	41,242
Interest on lease liabilities	5,770	11,788
Short-term lease cost	156	276
Variable lease cost	1,422	3,392
Total lease cost	$34,336	$68,976

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2019

Lease term and discount rate:
Weighted average remaining lease term (in years):
Finance leases	4.35
Operating leases	10.16

Weighted average discount rate:
Finance leases	10.77%
Operating leases	6.18%

The following table details cash flows for operating leases and finance leases (amounts in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,046	$11,417
Operating cash flows from finance leases	$5,770	$11,788
Financing cash flows from finance leases	$10,022	$19,780

We obtained right-of-use assets in exchange for lease liabilities of de minimis and $1 million upon commencement of operating leases for the three and six months ended June 30, 2019, respectively.

The following table presents maturities of our lease liabilities as of June 30, 2019 (amounts in thousands):

	Operating Leases	Finance Leases	Total

Year ending December 31,
2019 (remainder)	$11,811	$31,591	$43,402
2020	19,858	63,266	83,124
2021	16,403	59,692	76,095
2022	14,209	41,040	55,249
2023	13,373	40,942	54,315
After 2023	75,926	30,707	106,633
Total lease payments	151,580	267,238	418,818
Less: Interest	(40,420)	(58,331)	(98,751)
Present value of lease liabilities	$111,160	$208,907	$320,067

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018, our future minimum rental payments under noncancelable operating leases were as follows (amounts in thousands):

Amounts

Year ending December 31,
2019	$21,146
2020	18,081
2021	13,873
2022	10,118
2023	8,814
Thereafter	21,886
Total	$93,918

Lessor Disclosures

We report revenue from sales-type leases at the commencement date in Equipment revenue and we report periodic interest income on sales-type lease receivables in Services and other revenue. We report operating lease revenue in Services and other revenue. The following table details our lease revenue as follows (amounts in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019

Sales-type lease revenue:
Revenue at lease commencement	$1,188	$1,876
Interest income	258	510

Operating lease revenue	92,582	185,439
Total lease revenue	$94,028	$187,825

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $4 million as of June 30, 2019.

The following table presents maturities of our operating lease payments as of June 30, 2019 (amounts in thousands):

Amounts

Year ending December 31,
2019 (remainder)	$152,187
2020	260,881
2021	229,209
2022	150,899
2023	41,011
After 2023	194,910
Total lease payments	$1,029,097

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and equipment, net as of June 30, 2019 and Depreciation and amortization for the three and six months then ended included the following amounts for assets subject to operating leases (amounts in thousands):

	As of June 30, 2019			For the three months ended June 30, 2019	For the six months ended June 30, 2019
	Cost	Accumulated Depreciation	Net	Depreciation Expense

Customer premises equipment	$1,270,959	$953,646	$317,313	$46,839	$92,651
Satellites	1,552,245	879,760	672,485	32,600	65,201
Real estate	100,049	30,836	69,213	558	1,116
Total	$2,923,253	$1,864,242	$1,059,011	$79,997	$158,968

NOTE 5.    EARNINGS PER SHARE

We present basic earnings or losses per share (“EPS”) and diluted EPS for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing Net income (loss) attributable to EchoStar Corporation common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 3 million and 2 million shares for the three months ended June 30, 2019 and 2018, respectively, and 2 million and 1 million shares for the six months ended June 30, 2019 and 2018, respectively.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Net income (loss) attributable to EchoStar Corporation common stock	$(5,692)	$77,222	$8,510	$55,671

Weighted-average common shares outstanding:
Class A and B common stock:
Basic	96,415	96,091	95,903	95,990
Dilutive impact of stock awards outstanding	—	855	291	1,048
Diluted	96,415	96,946	96,194	97,038

Earnings per share:
Class A and B common stock:
Basic	$(0.06)	$0.80	$0.09	$0.58
Diluted	$(0.06)	$0.80	$0.09	$0.57

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    OTHER COMPREHENSIVE INCOME (LOSS) AND RELATED TAX EFFECTS

The changes in the balances of Accumulated other comprehensive loss by component were as follows (amounts in thousands):

	Cumulative Foreign Currency Translation Losses	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss

Balance, December 31, 2017	$(119,430)	$(10,801)	$77	$(130,154)
Cumulative effect of accounting changes as of January 1, 2018	—	10,467	—	10,467
Balance, January 1, 2018	(119,430)	(334)	77	(119,687)
Other comprehensive income (loss) before reclassifications	(34,336)	256	(241)	(34,321)
Amounts reclassified to net income	—	(3)	—	(3)
Other comprehensive income (loss)	(34,336)	253	(241)	(34,324)
Balance, June 30, 2018	$(153,766)	$(81)	$(164)	$(154,011)

Balance, December 31, 2018	$(121,693)	$(1,574)	$(1,833)	$(125,100)
Other comprehensive income (loss) before reclassifications	3,807	3,291	(932)	6,166
Amounts reclassified to net income	—	(566)	—	(566)
Other comprehensive income (loss)	3,807	2,725	(932)	5,600
Balance, June 30, 2019	$(117,886)	$1,151	$(2,765)	$(119,500)

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    MARKETABLE INVESTMENT SECURITIES

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments summarized in the table below (amounts in thousands):

	As of
	June 30, 2019	December 31, 2018

Marketable investment securities:
Debt securities:
Corporate bonds	$891,695	$1,735,653
Other debt securities	277,568	464,997
Total debt securities	1,169,263	2,200,650
Equity securities	52,753	90,976
Total marketable investment securities	1,222,016	2,291,626
Less: Restricted marketable investment securities	18,708	9,474
Total marketable investment securities	$1,203,308	$2,282,152

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds, commercial paper and mutual funds.

A summary of our available-for-sale debt securities, exclusive of securities where we have elected the fair value option, is presented in the table below (amounts in thousands):

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

As of June 30, 2019
Corporate bonds	$883,857	$1,263	$(141)	$884,979
Other debt securities	277,539	29	—	277,568
Total available-for-sale debt securities	$1,161,396	$1,292	$(141)	$1,162,547
As of December 31, 2018
Corporate bonds	$1,689,093	$318	$(1,896)	$1,687,515
Other debt securities	464,993	7	(3)	464,997
Total available-for-sale debt securities	$2,154,086	$325	$(1,899)	$2,152,512

As of June 30, 2019, we have $979 million of available-for-sale debt securities with contractual maturities of one year or less and $184 million with contractual maturities greater than one year.

As of June 30, 2019 and December 31, 2018, corporate bonds where we have elected the fair value option have a fair value of $7 million and $48 million, respectively. We recognized gains of de minimis and $23 million on these securities for the three months ended June 30, 2019 and 2018, respectively, and $4 million and $23 million on these securities for the six months ended June 30, 2019 and 2018, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies. Gains (losses) on investments, net related to equity securities that we held each period were $13 million and $42 million for the three months ended June 30, 2019 and 2018, respectively, and $43 million and $5 million for the six months ended June 30, 2019 and 2018, respectively.

Sales of Available-for-Sale Securities

Proceeds from sales of our available-for-sale securities, including securities accounted for using the fair value option, were nil and $436 million for the three and six months ended June 30, 2019, respectively. We did not sell any of our available-for-sale securities during the three and six months ended June 30, 2018. Sales of securities accounted for using the fair value option do not result in gains or losses because we recognize unrealized gains and losses on such securities prior to the time of sale.

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below (amounts in thousands). Certain of our investments in debt and equity instruments have historically experienced and are likely to continue experiencing volatility. As of June 30, 2019 and December 31, 2018, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total

Debt securities:
Corporate bonds	$—	$891,695	$891,695	$—	$1,735,653	$1,735,653
Other debt securities	18,708	258,860	277,568	9,474	455,523	464,997
Total debt securities	18,708	1,150,555	1,169,263	9,474	2,191,176	2,200,650
Equity securities	46,127	6,626	52,753	85,298	5,678	90,976
Total marketable investment securities	$64,835	$1,157,181	$1,222,016	$94,772	$2,196,854	$2,291,626

NOTE 8.    INVENTORY

Our inventory consisted of the following (amounts in thousands):

	As of
	June 30, 2019	December 31, 2018

Raw materials	$3,901	$4,856
Work-in-process	8,933	13,901
Finished goods	60,511	56,622
Total inventory	$73,345	$75,379

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (amounts in thousands):

	Depreciable Life In Years	As of
		June 30, 2019	December 31, 2018

Land	—	$33,600	$33,606
Buildings and improvements	1 to 40	174,260	174,227
Furniture, fixtures, equipment and other	1 to 12	830,040	812,566
Customer premises equipment	2 to 4	1,270,959	1,159,977
Satellites - owned	2 to 15	2,816,628	2,816,628
Satellites - acquired under finance leases	10 to 15	1,052,592	1,051,110
Construction in progress	—	368,345	307,026
Total property and equipment		6,546,424	6,355,140
Accumulated depreciation		(3,216,630)	(2,940,232)
Property and equipment, net		$3,329,794	$3,414,908

Construction in progress consisted of the following (amounts in thousands):

	As of
	June 30, 2019	December 31, 2018

Progress amounts for satellite construction	$332,772	$277,583
Satellite related equipment	18,904	13,001
Other	16,669	16,442
Construction in progress	$368,345	$307,026

Construction in progress as of June 30, 2019 included our EchoStar XXIV satellite. In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise broadband services. In June 2019, the Federal Communications Commission amended our existing authorization that allowed us to construct, deploy and operate the EchoStar XXIV satellite to now include all of the frequency bands included in our current design plans. In the first quarter of 2019, Maxar Technologies Inc. (“Maxar”), the parent company of Space Systems/Loral, LLC (“SSL”), the manufacturer of our EchoStar XXIV satellite, announced that, although it will continue to operate its geostationary communications satellite business, it intends to adjust its organization to better align costs with revenue. SSL has indicated to us that it intends to meet its contractual obligations regarding the timely manufacture and delivery of the EchoStar XXIV satellite. However, if SSL fails to meet or is delayed in meeting these obligations for any reason, including if Maxar decides to significantly modify its geostationary communications satellite business, such failure could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of the manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

We recorded capitalized interest related to our satellites, satellite payloads and related ground facilities under construction of $5 million and $5 million for the three months ended June 30, 2019 and 2018, respectively, and $10 million and $9 million for the six months ended June 30, 2019 and 2018, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation expense associated with our property and equipment consisted of the following (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Buildings and improvements	$3,882	$4,376	$7,369	$6,085
Furniture, fixtures, equipment and other	19,955	19,517	40,605	41,213
Customer premises equipment	47,275	42,875	93,467	86,323
Satellites	73,404	71,042	146,896	139,203
Total depreciation expense	$144,516	$137,810	$288,337	$272,824

Satellites depreciation expense includes amortization of satellites under finance lease agreements of $20 million and $18 million for the three months ended June 30, 2019 and 2018, respectively, and $41 million and $36 million for the six months ended June 30, 2019 and 2018, respectively.

Satellites

As of June 30, 2019, our satellite fleet consisted of 18 satellites, 13 of which are owned and five of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. We depreciate our leased satellites on a straight-line basis over their respective lease terms. If the BSS Transaction is consummated, seven of our owned satellites and the leases for two of our leased satellites will be transferred to DISH Network.

Recent Developments

EchoStar XII. We expect to remove the EchoStar XII satellite from its orbital location and retire it from commercial service in the third quarter of 2019. The retirement of this satellite is not expected to have a material impact on our results of operations or financial position.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the six months ended June 30, 2019. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

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

As of June 30, 2019 and December 31, 2018, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our impairment testing in the second quarter of 2019, our goodwill is considered to be not impaired.

Regulatory Authorizations

Regulatory authorizations included amounts with both finite and indefinite useful lives. As of June 30, 2019 and December 31, 2018, regulatory authorization balances, net of accumulated amortization, were $494 million and $496 million, respectively. If the BSS Transaction is consummated, we expect that the carrying amounts of our regulatory authorizations will be reduced by the rights associated with the orbital slot located at 61.5 degrees west longitude that will be transferred to DISH Network.

Other Intangible Assets

As of June 30, 2019 and December 31, 2018, accumulated amortization for our other intangible assets was $324 million and $317 million, respectively.

NOTE 11.     INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value.

Our investments in these unconsolidated entities consisted of the following (amounts in thousands):

	As of
	June 30, 2019	December 31, 2018

Investments in unconsolidated entities:
Equity method	$173,797	$182,035
Other equity investments without a readily determinable fair value	51,785	80,438
Total investments in unconsolidated entities	$225,582	$262,473

We measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. During the six months ended June 30, 2019, we recorded a $28 million reduction to the carrying amount of one of our investments based on circumstances that indicated the fair value of the investment was less than its carrying amount. There were no similar reductions during the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, we did not identify any observable price changes requiring an adjustment to our investments.

See Note 17 for additional information about Dish Mexico, Deluxe/EchoStar LLC (“Deluxe”) and Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The following table summarizes the carrying amounts and fair values of our long-term debt and finance lease obligations (amounts in thousands):

	Effective Interest Rate	As of
		June 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$—	$—	$920,836	$932,696
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	774,375	750,000	695,865
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	970,515	900,000	934,902
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	791,708	750,000	696,353
Less: Unamortized debt issuance costs		(12,873)	—	(16,757)	—
Subtotal		2,387,127	$2,536,598	3,304,079	$3,259,816
Finance lease obligations		208,907		228,702
Total debt and finance lease obligations		2,596,034		3,532,781
Less: Current portion		(42,682)		(959,577)
Long-term debt and finance lease obligations, net		$2,553,352		$2,573,204

During the three and six months ended June 30, 2019, we repurchased $4 million and $12 million, respectively, of our 6 1/2% Senior Secured Notes due 2019 in open market trades. The outstanding balance of the 6 1/2% Senior Secured Notes due 2019 matured in June 2019.

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

Our income tax provision was $1 million for the three months ended June 30, 2019 compared to $18 million for the three months ended June 30, 2018. Our estimated effective income tax rate was (22.3)% and 18.6% for the three months ended June 30, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. For the year ended December 31, 2018, we recorded a tax provision of nil related to the tax on deemed mandatory repatriation of our unrepatriated foreign earnings. As a result of the release of new treasury regulations in June 2019, we have recorded additional tax expense of $2 million on deemed mandatory repatriation of certain deferred foreign earnings. The variations in our

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2018 were primarily due to the change in our valuation allowance associated with unrealized losses that are capital in nature.

Our income tax provision was $9 million for the six months ended June 30, 2019 compared to $12 million for the six months ended June 30, 2018. Our estimated effective income tax rate was 47.8% and 18.0% for the six months ended June 30, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. For the year ended December 31, 2018, we recorded a tax provision of nil related to the tax on deemed mandatory repatriation of our unrepatriated foreign earnings. As a result of the release of new treasury regulations in June 2019, we have recorded additional tax expense of $2 million on deemed mandatory repatriation of certain deferred foreign earnings. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2018 were primarily due to research and experimentation credits, partially offset by the impact of state and local taxes, the increase in our valuation allowance associated with unrealized losses that are capital in nature, and the increase in our valuation allowance associated with certain foreign losses.

NOTE 14.    STOCK-BASED COMPENSATION

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors, employees, consultants and advisors. Stock awards under these plans may include both performance-based and non-performance based stock incentives. We granted stock options and other incentive awards to our employees and nonemployee directors to acquire 150,404 and 178,586 shares of our Class A common stock during the three months ended June 30, 2019 and 2018, respectively, and 155,080 and 183,736 shares of our Class A common stock during the six months ended June 30, 2019 and 2018, respectively.

Stock-Based Compensation

Total noncash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2019 and 2018, respectively, and was assigned to the same expense categories as the base compensation for such employees (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Research and development expenses	$81	$150	$242	$341
Selling, general and administrative expenses	2,124	2,195	4,591	4,769
Total stock-based compensation	$2,205	$2,345	$4,833	$5,110

As of June 30, 2019, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $12 million.

NOTE 15.    COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2019 and December 31, 2018, our satellite-related obligations were $643 million and $732 million, respectively. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; non-lease costs associated with our finance lease satellites; and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Pending BSS Transaction

In connection with the pending BSS Transaction, on May 19, 2019, we entered into the Master Transaction Agreement with DISH Network that provides, among other things, that if the BSS Transaction is consummated, DISH Network will generally assume liabilities primarily associated with the ownership and operation of the BSS Business.  The Master Transaction Agreement also provides that we and DISH Network will indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015 and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit $21 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. Elbit has requested an award of $14 million of attorneys’ fees. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on May 8, 2019. On June 25, 2019, the Federal Circuit issued an Opinion and Order affirming the court’s judgment and holding that it did not yet have jurisdiction to review the court’s decision to award attorney’s fees. On August 8, 2019, HNS filed a combined petition for panel rehearing or rehearing en banc with the Federal Circuit. As a result of the Federal Circuit’s rulings, as of June 30, 2019, we have recorded an accrual of $32 million, reflecting the $21 million jury verdict and $11 million of pre- and post-judgment interest, costs, attorney’s fees, pre-verdict supplemental damages and post-verdict damages through the 073 patent’s expiration. As of December 31, 2018, we have recorded an accrual of $3 million with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s shareholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan, our officer, David J. Rayner, EchoStar Corporation and our subsidiaries BSS Corp. and HSS, and DISH and its subsidiary Merger Sub. The complaint alleges that Mr. Ergen, the other members of our board of directors and the officer defendants breached their fiduciary duties to our stockholders by approving the pending BSS Transaction for inadequate consideration and pursuant to an unfair and conflicted process and that EchoStar Corporation, DISH and the officer and other entity defendants aided and abetted such breaches. The plaintiffs seek equitable relief, including the issuance of additional DISH Common Stock, and monetary relief and other costs and disbursements, including attorneys’ fees on behalf of the purported class. We intend to vigorously defend this case. We cannot predict its outcome with any degree of certainty.

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

NOTE 16.    SEGMENT REPORTING

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We primarily operate in two business segments, Hughes and ESS, as described in Note 1. If the BSS Transaction is consummated, we will no longer operate a substantial portion of our ESS business segment.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization and net income (loss) attributable to noncontrolling interests, or EBITDA. Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources,

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

IT, Finance, Real Estate, Accounting and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in the tables below or in the reconciliation of EBITDA below.

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents revenue, EBITDA and capital expenditures for each of our operating segments (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended June 30, 2019
External revenue	$451,847	$80,127	$5,150	$537,124
Intersegment revenue	—	834	(834)	—
Total revenue	$451,847	$80,961	$4,316	$537,124
EBITDA	$131,765	$68,174	$(12,349)	$187,590
Capital expenditures	$74,090	$136	$33,252	$107,478

For the three months ended June 30, 2018
External revenue	$426,306	$94,904	$4,747	$525,957
Intersegment revenue	—	521	(521)	—
Total revenue	$426,306	$95,425	$4,226	$525,957
EBITDA	$152,134	$82,483	$51,137	$285,754
Capital expenditures	$87,511	$356	$31,725	$119,592

For the six months ended June 30, 2019
External revenue	$897,184	$160,680	$10,342	$1,068,206
Intersegment revenue	—	1,540	(1,540)	—
Total revenue	$897,184	$162,220	$8,802	$1,068,206
EBITDA	$292,897	$136,891	$(30,142)	$399,646
Capital expenditures	$147,911	$244	$71,285	$219,440

For the six months ended June 30, 2018
External revenue	$826,765	$191,127	$9,857	$1,027,749
Intersegment revenue	359	1,051	(1,410)	—
Total revenue	$827,124	$192,178	$8,447	$1,027,749
EBITDA	$288,847	$166,633	$(4,010)	$451,470
Capital expenditures	$174,802	$(76,682)	$72,454	$170,574

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles total consolidated EBITDA to reported Income (loss) before income taxes in our Condensed Consolidated Statements of Operations (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

EBITDA	$187,590	$285,754	$399,646	$451,470
Interest income and expense, net	(36,950)	(42,281)	(72,403)	(89,397)
Depreciation and amortization	(155,410)	(148,449)	(309,631)	(294,003)
Net income attributable to noncontrolling interests	632	462	1,438	842
Income (loss) before income taxes	$(4,138)	$95,486	$19,050	$68,912

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

In connection with and following both the Spin-off and the Share Exchange, we and DISH Network entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us; and we and DISH Network indemnify each other against certain liabilities arising from our respective businesses. If the BSS Transaction is consummated, we expect that certain of the transactions described below will be terminated and that we will enter into agreements for new transactions with DISH Network, including agreements pursuant to which we obtain certain products, services and rights from DISH Network, and DISH Network obtains certain products, services and rights from us. Generally, the amounts we or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

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

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. In March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. These agreements to lease satellite capacity generally terminate upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each agreement to lease satellite capacity on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The agreement to lease satellite capacity on the EchoStar VII satellite

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expired at the end of June 2018. If the BSS Transaction is consummated, DISH Network will own the EchoStar VII, X, XI, and XIV satellites and these agreements will transfer to DISH Network.

EchoStar IX. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII. DISH Network leased satellite capacity from us on the EchoStar XII satellite. The agreement to lease satellite capacity expired at the end of September 2017. If the BSS Transaction is consummated, DISH Network will own the EchoStar XII satellite and this agreement will transfer to DISH Network.

EchoStar XVI. In December 2009, we entered into an initial ten-year agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network has leased satellite capacity from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. In May 2017, DISH Network renewed the agreement through January 2023. DISH Network has the option to renew for an additional five-year period prior to expiration of the current term. There can be no assurance that such option to renew this agreement will be exercised. In the event that DISH Network does not exercise its five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount. We and DISH Network have amended the agreement to allow DISH Network to place and use certain satellites at the 61.5 degree west longitude orbital location. If the BSS Transaction is consummated, DISH Network will own the EchoStar XVI satellite and this agreement will transfer to DISH Network.

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

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service, and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire in October 2019. Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite. Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to lease satellite capacity from us on a replacement satellite. There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to lease satellite capacity on a replacement satellite. If the BSS Transaction is consummated, the Telesat Transponder Agreement for the Nimiq 5 satellite will be transferred to DISH Network (from July 2019 until September 2024).

QuetzSat-1 Agreement. In November 2008, we entered into a ten-year agreement to lease satellite capacity from SES Latin America, which provides, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leases from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location. In February 2013, we and DISH Network entered into an agreement pursuant to which we lease back from DISH Network certain satellite capacity on five DBS transponders on the QuetzSat-1 satellite through November 2021, unless extended or earlier terminated under

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the terms and conditions of our agreement. If the BSS Transaction is consummated, the transponder agreement for the QuetzSat-1 satellite will be transferred to DISH Network.

Under the terms of our contractual arrangements with DISH Network, we began leasing satellite capacity to DISH Network on the QuetzSat-1 satellite in February 2013 and will continue leasing such capacity through November 2021, unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite. Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite. Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to lease satellite capacity from us on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to lease satellite capacity on a replacement satellite. If the BSS Transaction is consummated, DISH Network will assume the ten-year satellite service agreement with SES Latin America for service on 32 DBS transponders on the QuetzSat-1 satellite (from July 2019 until October 2021).

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

TT&C Agreement. Effective January 2012, we entered into a TT&C agreement pursuant to which we provided TT&C services to DISH Network for a period ending in December 2016 (the “TT&C Agreement”). We and DISH Network have amended the TT&C Agreement over time to, among other things, extend the term through February 2023. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the TT&C Agreement for any reason upon 12 months’ notice. If the BSS Transaction is consummated, the TT&C Agreement will be assigned to BSS Corp. and DISH Network will provide TT&C services to us.

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

100 Inverness Lease Agreement. Effective March 2017, DISH Network is licensed to use certain of our space at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, either party has the right to terminate this agreement upon 30 days’ notice. If the BSS Transaction is consummated, DISH Network will own the Englewood Satellite Operations Center located at 100 Inverness Terrace East, including any equipment, hardware licenses, software, processes, software licenses, furniture and technical documentation associated with the satellites transferred in the BSS Transaction. The real property at 100 Inverness Terrace East, Englewood, Colorado will not be transferred to DISH Network.

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

Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr., Littleton, Colorado was for a period ending in December 2016. We and DISH Network have amended this lease over time to, among other things, extend the term through December 2019. After December 2019, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice. If the BSS Transaction is consummated, DISH Network will own this property and this agreement will transfer to DISH Network.

Cheyenne Lease Agreement. Prior to the Share Exchange, we leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, we transferred ownership of a portion of this property to DISH Network and we and DISH Network amended this agreement to (i) terminate the lease for the transferred space and (ii) provide for a continued lease to DISH Network of the portion of the property we retained (the “Cheyenne Data Center”) for a period ending in December 2031. After December 2031, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice. If the BSS Transaction is consummated, DISH Network will own the Cheyenne Data Center and this lease will be amended to provide us with certain space at the Cheyenne Data Center.

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”), TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges.

Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for the HughesNet service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the HughesNet service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one-year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of reorganized DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

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

General and Administrative Expenses — DISH Network

Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, which all expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, we and DISH Network agreed that we continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Mr. Vivek Khemka, who was then employed as DISH Network’s Executive Vice President and Chief Technology Officer, provided services to us during portions of 2016 and through February 2017 pursuant to the Professional Services Agreement as President -- EchoStar Technologies L.L.C. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from us (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas. The term of the Amended and Restated Professional Services Agreement is through January 2020 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH Network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement. If the BSS Transaction is consummated, this agreement will be amended to include any additional services identified by either DISH Network or us to be provided to the other due to the BSS Transaction.

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

Cheyenne Lease Agreement. Effective March 2017 we lease from DISH Network certain space at 530 EchoStar Drive in Cheyenne, Wyoming for a period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one year period ending in February 2020. We have the option to renew this lease for twelve one-year periods. If the BSS Transaction is consummated, DISH Network will own the Cheyenne Satellite Operations Center, including any equipment, software licenses, and furniture located within, and this lease will be amended to provide us with certain space for the Cheyenne Satellite Access Center.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gilbert Lease Agreement. Effective March 2017 we lease from DISH Network certain space at 801 N. DISH Dr. in Gilbert, Arizona for a period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one year period ending in February 2020. We have the option to renew this lease for twelve one-year periods. If the BSS Transaction is consummated, DISH Network will own the Gilbert Satellite Operations Center outright, including any equipment, software, processes, software licenses, hardware licenses, furniture, and technical documentation located within, and this lease will be amended to provide us with certain space for the Gilbert Satellite Access Center.

American Fork Occupancy License Agreement. Effective March 2017, we subleased from DISH Network certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We exercised our option to renew this sublease for a five-year period ending in August 2022. We and DISH Network amended this sublease to, among other things, terminate this sublease in March 2019.

Employee Matters Agreement. Effective March 2017, in connection with the Share Exchange, we and DISH Network entered into an employee matters agreement that addressed the transfer of employees from us to DISH Network, including certain benefit and compensation matters and the allocation of responsibility for employee related liabilities relating to current and past employees of the transferred businesses. DISH Network assumed employee-related liabilities relating to the transferred businesses as part of the Share Exchange, except that we are responsible for certain existing employee related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to DISH Network in connection with the Share Exchange.

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

Other Agreements — DISH Network

Master Transaction Agreement. In May 2019, we and BSS Corp. entered into the Master Transaction Agreement with DISH and Merger Sub with respect to the BSS Transaction. Pursuant to the terms of the Master Transaction Agreement; (i) we will transfer the BSS Business to BSS Corp.; (ii) we will distribute to each holder of shares of our Class A and Class B common stock an amount of BSS Common Stock equal to one share of BSS Common Stock for each share of our Class A and Class B common stock owned by such EchoStar stockholder on the record date for the Distribution, which date has not yet been determined; and (iii) immediately after the Distribution, (1) BSS Corp. will become a wholly-owned subsidiary of DISH and DISH will own and operate the BSS Business and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders will be converted into a number of shares of DISH Common Stock equal to 22,937,188 divided by the total number of shares of our Class A and Class B common stock outstanding on the record date for the Distribution. If the BSS Transaction is consummated, we will no longer operate a substantial portion of our ESS segment. The Master Transaction Agreement contains customary representations and warranties by us and DISH Network, including our representations relating to the assets, liabilities and financial condition of the BSS Business, and representations by DISH Network relating to its financial condition and liabilities.  We and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. See Note 1 for further information.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $5 million and $6 million for the three months ended June 30, 2019 and 2018, respectively, and $10 million and $20 million for the six months ended June 30, 2019 and 2018, respectively.

Intellectual Property and Technology License Agreement. Effective March 2017, in connection with the Share Exchange, we and DISH Network entered into an intellectual property and technology license agreement (“IPTLA”) pursuant to which we and DISH Network license to each other certain intellectual property and technology. The IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the IPTLA, we granted to DISH Network a license to our intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the businesses acquired pursuant to the Share Exchange, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark. In addition, DISH Network granted a license back to us, among other things, for the continued use of all intellectual property and technology that is used in our retained businesses but the ownership of which was transferred to DISH Network pursuant to the Share Exchange.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2019. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying Condensed Consolidated Financial Statements.

Dish Mexico

We own 49.0% of Dish Mexico, an entity that provides direct-to-home satellite services in Mexico. We provide certain satellite services to Dish Mexico. We recognized revenue from sales of services we provided to Dish Mexico of $6 million for both the three months ended June 30, 2019 and 2018 and $12 million for both the six months ended June 30, 2019 and 2018. As of both June 30, 2019 and December 31, 2018, we had trade accounts receivable from Dish Mexico of $6 million. See Note 11 for additional information about our investments in unconsolidated entities.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe, a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $1 million for both the three months ended June 30, 2019 and 2018 and $2 million for both the six months ended June 30, 2019 and 2018. As of both June 30, 2019 and December 31, 2018, we had trade accounts receivable from Deluxe of $1 million. See Note 11 for additional information about our investments in unconsolidated entities.

Broadband Connectivity Solutions

In August 2018, we entered into an agreement with Yahsat to establish a new entity, BCS, to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100 million in cash in exchange for a 20% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS. We recognized revenue from BCS for such services and equipment of $2 million and $4 million for the three and six months ended June 30, 2019, respectively. As of both June 30, 2019 and December 31, 2018, we had $3 million trade accounts receivable from BCS. See Note 11 for additional information about our investments in unconsolidated entities.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat’s satellites. Mr. William David Wade, who joined our board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of nil for both the three and six months ended June 30, 2019 and 2018, respectively.

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, served as a member of the board of directors of Global IP from September 2017 until April 2019 and continues to serve as an executive advisor to the Chief Executive Officer of Global IP. In August 2018, we and Global IP amended the agreement to (i) change certain of the equipment and services to be provided to Global IP; (ii) modify certain payment terms; (iii) provide Global IP an option to use one of our test lab facilities; and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We recognized revenue under this agreement of nil for both the three and six months ended June 30, 2019, respectively, and $1 million for both the three and six months ended June 30, 2018, respectively. As of both June 30, 2019 and December 31, 2018, we are owed $7.5 million from Global IP.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $3 million and de minimis for the three months ended June 30, 2019 and 2018, respectively, and $8 million and de minimis for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, we had trade accounts receivable from TSI of $1 million and $2 million, respectively.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined our board of directors in March 2019, served as a consultant and advisor to Maxar and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture of our EchoStar IX, EchoStar XI, EchoStar XIV, EchoStar XVI, EchoStar XVII, EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites and for the timely manufacture and delivery and certain other services for our EchoStar XXIV satellite with an expected launch date in 2021. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $31 million and $67 million for the three and six months ended June 30, 2019, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

The following table presents the noncash investing and financing activities (amounts in thousands):

	For the six months ended June 30,
	2019	2018

Employee benefits paid in Class A common stock	$6,654	$7,605
Increase (decrease) in capital expenditures included in accounts payable, net	$(15,839)	$(8,467)

Restricted Cash and Cash Equivalents

The beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows included restricted cash and cash equivalents of $1 million and $9 million, respectively, for both the three and six months ended June 30, 2019, respectively, and $1 million for both the three and six months ended June 30, 2018. These amounts are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Fair Value of In-Orbit Incentives

As of June 30, 2019 and December 31, 2018, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $103 million and $107 million, respectively.

Contract Acquisition and Fulfillment Costs

Unamortized contract acquisition costs totaled $114 million and $104 million as of June 30, 2019 and December 31, 2018, respectively, and related amortization expense totaled $24 million and $21 million for the three months ended June 30, 2019 and 2018, respectively, and $47 million and $41 million for the six months ended June 30, 2019 and 2018, respectively.

Unamortized contract fulfillment costs totaled $3 million as of June 30, 2019 and December 31, 2018 and related amortization expense was de minimis for the three and six months ended June 30, 2019 and 2018, respectively.

Research and Development

The table below summarizes the research and development costs incurred in connection with customers’ orders included in cost of sales and other expenses we incurred for research and development (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Cost of sales	$6,316	$6,290	$11,711	$12,888
Research and development	$6,388	$6,647	$13,276	$13,784

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capitalized Software Costs

As of June 30, 2019 and December 31, 2018, the net carrying amount of externally marketed software was $100 million and $97 million, respectively, of which $27 million and $29 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $8 million for both the three months ended June 30, 2019 and 2018 and $15 million for both the six months ended June 30, 2019 and 2018. We recorded amortization expense relating to the development of externally marketed software of $6 million for both the three months ended June 30, 2019 and 2018 and $12 million and $11 million for the six months ended June 30, 2019 and 2018, respectively. The weighted average useful life of our externally marketed software was three years as of June 30, 2019.

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

In May 2019, we and one of our subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), entered into a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”). Pursuant to the terms of the Master Transaction Agreement; (i) we will transfer to BSS Corp. certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily relating to the portion of our ESS satellite services business that manages, markets and provides (1) broadcast satellite services primarily to DISH Network Corporation and its subsidiaries (“DISH Network”) and our joint venture Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) and its subsidiaries and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”); (ii) we will distribute to each holder of shares of our Class A and Class B common stock an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A and Class B common stock owned by such EchoStar stockholder on the record date for the distribution (the “Distribution”), which date has not yet been determined; and (iii) immediately after the Distribution,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) Merger Sub will merge with and into BSS Corp. (the “Merger”), such that, at the effective time of the Merger (the “Effective Time”), BSS Corp. will become a wholly-owned subsidiary of DISH and DISH will own and operate the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders will be converted into a number of shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”), equal to 22,937,188 divided by the total number of shares of our Class A and Class B common stock outstanding on the record date for the Distribution ((i) - (iii) collectively, the “BSS Transaction”). If the BSS Transaction is consummated, we will no longer operate a substantial portion of our ESS segment.

The Master Transaction Agreement contains customary representations and warranties by the parties, including our representations relating to the assets, liabilities and financial condition of the BSS Business, and representations by DISH Network relating to its financial condition and liabilities.  Prior to closing, we have agreed to conduct the BSS Business in the ordinary course and not to undertake specified actions without the written consent of DISH. Completion of the BSS Transaction is subject to the satisfaction or waiver of various closing conditions, including receipt of consents, regulatory approvals and tax opinions.  We and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively.  The Master Transaction Agreement provides for certain termination rights of EchoStar Corporation and DISH, including the right of either party to terminate the Master Transaction Agreement if the BSS Transaction has not been consummated by February 19, 2020. In connection with the BSS Transaction, we and DISH and certain of our and its subsidiaries will enter into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property, transition services and certain TT&C satellite services.

In July 2019, a lawsuit was filed by a purported EchoStar stockholder naming as defendants the members of our board of directors, EchoStar Corporation, certain of our officers, DISH and certain of DISH Network’s and our affiliates. If the plaintiff obtains an injunction or order prohibiting or delaying the completion of the BSS Transaction, then such injunction or order may prevent the BSS Transaction from being completed, or from being completed within the expected timeframe or on the terms provided for in the Master Transaction Agreement. If the litigation delays the BSS Transaction or prevents the BSS Transaction from closing, our business, financial position and results of operation could be adversely affected. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the BSS Transaction is consummated, or any adverse final disposition, may adversely affect our respective business, financial condition, results of operations and cash flows. See Note 15 in the notes to our accompanying Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

The BSS Transaction, which is intended to be generally tax-free to us and our stockholders for U.S. federal income tax purposes, is expected to be completed during the second half of 2019, but there can be no assurance that the BSS Transaction will be consummated on the terms or within the time frame disclosed, or at all.

See the Risk Factors set forth under Part II, Item 1A of this Form 10-Q for information about certain risks related to the BSS Transaction, and see our Current Report on Form 8-K filed on May 20, 2019.

Highlights from our financial results are as follows:

2019 Second Quarter Consolidated Results of Operations

•	Revenue of $537 million

•	Operating income of $23 million

•	Net loss of $5 million

•	Net loss attributable to EchoStar common stock of $6 million and basic loss per share of common stock of $0.06

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $188 million (see reconciliation of this non-GAAP measure on page 53)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Financial Condition as of June 30, 2019

•	Total assets of $7.9 billion

•	Total liabilities of $3.7 billion

•	Total stockholders’ equity of $4.2 billion

•	Cash, cash equivalents and current marketable investment securities of $2.5 billion

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

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite) and additional satellite capacity acquired from multiple third-party providers to provide services to our customers. Growth of our subscriber base continues to be constrained in areas where we are nearing or have reached maximum capacity.  While these constraints are expected to be resolved when we launch new satellites, we continue to focus on subscriber growth in the areas where we have remaining capacity.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In August 2018, we entered into an agreement with Yahsat to establish a new entity, Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100 million in cash in exchange for a 20% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS.

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as aeronautical and enterprise broadband services. In June 2019, the Federal Communications Commission amended our existing authorization that allowed us to construct, deploy and operate the EchoStar XXIV satellite to now include all of the frequency bands included in our current design plans. In the first quarter of 2019, Maxar Technologies Inc. (“Maxar”), the parent company of Space Systems/Loral, LLC (“SSL”), the manufacturer of our EchoStar XXIV satellite, announced that, although it will continue to operate its geostationary communications satellite business, it intends to adjust its organization to better align costs with revenue. SSL has indicated to us that it intends to meet its contractual obligations regarding the timely manufacture and delivery of the EchoStar XXIV satellite. However, if SSL fails to meet or is delayed in meeting these obligations for any reason, including if Maxar decides to significantly modify its geostationary communications satellite business, such failure could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of the manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”). Pursuant to the Hughes Broadband MSA, DISH’s subsidiary, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by the DISH subsidiary.  As a result of the Hughes Broadband MSA, we have not earned and do not expect to earn in the future, significant equipment revenue from our distribution agreement with another wholly-owned subsidiary of DISH. We expect churn in the existing wholesale subscribers to continue to reduce Services and other revenue - DISH Network in the future.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our subscriber numbers as of June 30, 2019, March 31, 2019 and December 31, 2018 are approximately as follows:

	As of
	June 30, 2019	March 31, 2019	December 31, 2018
Broadband subscribers	1,415,000	1,388,000	1,361,000

	For the three months ended
	June 30, 2019	March 31, 2019
Net additions	26,000	28,000

Our broadband subscribers include customers that subscribe to our HughesNet services in North, Central and South America through retail, wholesale and small/medium enterprise service channels. During the second quarter of 2019, we had net additions of approximately 26,000 new subscribers. Our gross subscriber additions increased approximately by 8,000 compared to the first quarter of 2019. Our net subscriber additions for the quarter ended June 30, 2019 decreased by 2,000 compared to the quarter ended March 31, 2019.

As of both June 30, 2019 and December 31, 2018, our Hughes segment had $1.5 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

ESS Segment

Our ESS segment is currently a global provider of satellite operations and satellite services. We operate our ESS business using our owned and leased in-orbit satellites and related licenses. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Our ESS segment, like others in the fixed satellite services industry, has encountered, and may continue to encounter, negative pressure on transponder rates and demand.

We currently provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

We currently depend on DISH Network for a significant portion of the revenue for our ESS segment, and, if the BSS Transaction is not consummated, we expect that DISH Network will continue to be the primary source of revenue for our ESS segment as we have entered into certain commercial agreements with DISH Network pursuant to which we provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite.  Therefore, if the BSS Transaction is not consummated, the results of operations of our ESS segment will continue to be linked to changes in DISH Network’s satellite capacity requirements, which historically have been driven by the addition of new channels and migration of programming to high-definition television and video on demand services. DISH Network’s future satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch or acquire its own satellites, to continue to add new channels and/or to migrate to the provision of such channels and other video on demand services through streaming and other alternative technologies. There is no assurance that we will continue to provide satellite services to DISH Network beyond the terms of our agreements. Any termination or reduction in the satellite services we provide to DISH Network would cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. Our agreement with DISH Network to lease satellite capacity on the EchoStar VII satellite expired in June 2018. As a result, we have, and if the BSS Transaction is not consummated expect to continue to have, a $43 million annualized decrease in our revenue.

As of June 30, 2019 and December 31, 2018, our ESS segment had contracted revenue backlog of $680 million and $832 million respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue. If the BSS Transaction is consummated, our ESS segment contracted revenue backlog will decrease.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary” above for information regarding the pending BSS Transaction, which will result in DISH Network owning and operating the BSS Business, which comprises a substantial portion of our ESS segment.

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

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“45 West”) from ANATEL, the Brazilian communications regulatory agency.  In October 2017, ANATEL declined our request to extend milestone deadlines we had for our S- band and Ka- band license at 45 West; and, as a result, we do not have the right to use such license and may be subject to penalties as a result of our failure to meet these milestones. In January 2019, we determined that we are not able to develop a business using our 45 West regulatory authorization and, as a result, we are relocating our EchoStar XXIII satellite from 45 West. We have entered into an agreement with ANATEL to terminate our 45 West regulatory authorization. If the BSS Transaction is consummated, the EchoStar XXIII satellite will be transferred to DISH Network.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and six months ended June 30, 2019. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table presents our consolidated results of operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 (amounts in thousands):

	For the three months ended June 30,		Variance
Statements of Operations Data (1)	2019	2018	Amount	%

Revenue:
Services and other revenue - DISH Network	$85,057	$100,171	$(15,114)	(15.1)
Services and other revenue - other	394,422	375,445	18,977	5.1
Equipment revenue	57,645	50,341	7,304	14.5
Total revenue	537,124	525,957	11,167	2.1
Costs and expenses:
Cost of sales - services and other	153,198	151,157	2,041	1.4
% of total services and other revenue	32.0%	31.8%
Cost of sales - equipment	46,549	41,865	4,684	11.2
% of total equipment revenue	80.8%	83.2%
Selling, general and administrative expenses	152,629	103,074	49,555	48.1
% of total revenue	28.4%	19.6%
Research and development expenses	6,388	6,647	(259)	(3.9)
% of total revenue	1.2%	1.3%
Depreciation and amortization	155,410	148,449	6,961	4.7
Total costs and expenses	514,174	451,192	62,982	14.0
Operating income	22,950	74,765	(51,815)	(69.3)

Other income (expense):
Interest income	23,213	19,253	3,960	20.6
Interest expense, net of amounts capitalized	(60,163)	(61,534)	1,371	(2.2)
Gains (losses) on investments, net	12,856	65,396	(52,540)	(80.3)
Equity in losses of unconsolidated affiliates, net	(4,754)	(2,058)	(2,696)	*
Other, net	1,760	(336)	2,096	*
Total other income (expense), net	(27,088)	20,721	(47,809)	*
Income (loss) before income taxes	(4,138)	95,486	(99,624)	*
Income tax provision, net	(922)	(17,802)	(16,880)	94.8
Net income (loss)	(5,060)	77,684	(82,744)	*
Less: Net income attributable to noncontrolling interests	632	462	170	36.8
Net income (loss) attributable to EchoStar Corporation common stock	$(5,692)	$77,222	$(82,914)	*

Other data:
EBITDA (2)	$187,590	$285,754	$(98,164)	(34.4)
Subscribers, end of period	1,415,000	1,298,000	117,000	9.0
*    Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 65 and 66 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable generally accepted accounting principles (“U.S. GAAP”) measure in the accompanying financial statements, is included on page 53. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 66.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $85 million for the three months ended June 30, 2019, a decrease of $15 million or 15.1%, compared to the same period in 2018.

Services and other revenue - DISH Network from our Hughes segment for the three months ended June 30, 2019 decreased by $4 million, or 34.6%, to $8 million compared to the same period in 2018.  The decrease was primarily attributable to a continued decrease in our residential wholesale broadband services.

Services and other revenue - DISH Network from our ESS segment for the three months ended June 30, 2019 decreased by $11 million, or 13.4%, to $72 million compared to the same period in 2018.  The decrease was a result of the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018.

Services and other revenue - other.  Services and other revenue - other totaled $394 million for the three months ended June 30, 2019, an increase of $19 million or 5.1%, compared to the same period in 2018.

Services and other revenue - other from our Hughes segment for the three months ended June 30, 2019 increased by $23 million, or 6.3%, to $386 million compared to the same period in 2018.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $31 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $9 million.

Services and other revenue - other from our ESS segment for the three months ended June 30, 2019 decreased by $3 million, or 26.3%, to $9 million compared to the same period in 2018.  The decrease was due to a net decrease in transponder services provided.

Equipment revenue.  Equipment revenue totaled $58 million for the three months ended June 30, 2019, an increase of $7 million or 14.5%, compared to the same period in 2018.  The increase was from our Hughes segment and is mainly due to increases in hardware sales of $9 million to our international enterprise customers and $4 million to our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales of $7 million to our domestic enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $153 million for the three months ended June 30, 2019, an increase of $2 million or 1.4%, compared to the same period in 2018. The increase was from our Hughes segment primarily attributable to an increase in the costs of broadband services provided to our consumer customers, partially offset by a decrease in the costs of broadband services provided to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $47 million for the three months ended June 30, 2019, an increase of $5 million or 11.2%, compared to the same period in 2018. The increase was from our Hughes segment and primarily attributable to an increase in hardware sales to our international enterprise customers and our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales to our domestic enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $153 million for the three months ended June 30, 2019, an increase of $50 million or 48.1%, compared to the same period in 2018. The increase was primarily attributable to increases in (i) litigation expense of $25 million, (ii) bad debt expense of $13 million, (iii) professional services associated with strategic transactions of $5 million, (iv) marketing and promotional expenses of $5 million from our Hughes segment mainly associated with our consumer business and (v) other general and administrative expenses of $2 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $155 million for the three months ended June 30, 2019, an increase of $7 million or 4.7%, compared to the same period in 2018.  The increase was primarily due to increases in depreciation expense of $4 million relating to our customer premises equipment and $2 million relating the Telesat T19V satellite that was placed into service in the fourth quarter of 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest income.  Interest income totaled $23 million for the three months ended June 30, 2019, an increase of $4 million or 20.6%, compared to the same period in 2018 primarily attributable to an increase in yield percentage in 2019 compared to 2018.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $60 million for the three months ended June 30, 2019, a decrease of $1 million or 2.2%, compared to the same period in 2018.  The decrease was primarily due to a decrease of $4 million in interest expense due to the repurchase and maturity of HSS’ 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) and a decrease of $1 million in interest expense relating to lower principal balances on certain capital lease obligations. The decreases were partially offset by an increase in interest expense of $4 million associated with a litigation settlement.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $13 million in gains for the three months ended June 30, 2019, a decrease of $53 million or 80.3%, compared to the same period in 2018. The decrease was primarily attributable to a decrease in gains on certain marketable equity and debt securities that we account for using the fair value option.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in losses of unconsolidated affiliates, net totaled $5 million for the three months ended June 30, 2019, an increase in loss of $3 million compared to the same period in 2018.

Other, net.  Other, net totaled $2 million in income for the three months ended June 30, 2019 compared to $0.3 million in loss for the three months ended June 30, 2018. For the three months ended June 30, 2019, the $2 million in income was primarily related to a favorable foreign exchange impact. For the three months ended June 30, 2018, the $0.3 million in loss was primarily related to an unfavorable foreign exchange impact of $12 million, partially offset by a net gain of $10 million due to the settlement of certain amounts due to and from a third party vendor and a $2 million dividend received from certain marketable equity securities.

Income tax provision, net.  Income tax provision was $1 million for the three months ended June 30, 2019, an increase of $16.9 million or 94.8%, compared to the same period in 2018. Our effective income tax rate was (22.3)% and 18.6% for the three months ended June 30, 2019 and 2018, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. For the year ended December 31, 2018, we recorded a tax provision of nil related to the tax on deemed mandatory repatriation of our unrepatriated foreign earnings. As a result of the release of new treasury regulations in June 2019, we have recorded additional tax expense of $2 million on deemed mandatory repatriation of certain deferred foreign earnings. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2018 were primarily due to the change in our valuation allowance associated with unrealized losses that are capital in nature.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income (loss) attributable to EchoStar Corporation common stock.  Net loss attributable to EchoStar Corporation common stock totaled $6 million in loss for the three months ended June 30, 2019 compared to $77 million in income for the three months ended June 30, 2018 as set forth in the following table (amounts in thousands):

Amounts

Net income attributable to EchoStar Corporation for the three months ended June 30, 2018	$77,222
Decrease in operating income, including depreciation and amortization	(51,815)
Decrease in gains on investments, net	(52,540)
Increase in equity in losses of unconsolidated affiliates, net	(2,696)
Increase in interest income	3,960
Decrease in interest expense, net of amounts capitalized	1,371
Increase in other income	2,096
Decrease in income tax provision, net	16,880
Increase in net income attributable to noncontrolling interests	(170)
Net loss attributable to EchoStar Corporation for the three months ended June 30, 2019	$(5,692)

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying condensed consolidating financial statements (amounts in thousands):

	For the three months ended June 30,		Variance
	2019	2018	Amount	%

Net income (loss)	$(5,060)	$77,684	$(82,744)	*
Interest income and expense, net	36,950	42,281	(5,331)	(12.6)
Income tax provision, net	922	17,802	(16,880)	(94.8)
Depreciation and amortization	155,410	148,449	6,961	4.7
Net income attributable to noncontrolling interests	(632)	(462)	(170)	36.8
EBITDA	$187,590	$285,754	$(98,164)	(34.4)
*    Percentage is not meaningful.

EBITDA was $188 million for the three months ended June 30, 2019, a decrease of $98 million or 34.4%, compared to the same period in 2018.  The decrease was primarily due to (i) a decrease of $53 million in gains on investments, net of losses and write-downs, increases in (ii) litigation expense of $25 million and bad debt expense of $13 million and (iii) an increase of $3 million in equity in losses of unconsolidated affiliates, net.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2019
Total revenue	$451,847	$80,961	$4,316	$537,124
Capital expenditures	$74,090	$136	$33,252	$107,478
EBITDA	$131,765	$68,174	$(12,349)	$187,590

For the three months ended June 30, 2018
Total revenue	$426,306	$95,425	$4,226	$525,957
Capital expenditures	$87,511	$356	$31,725	$119,592
EBITDA	$152,134	$82,483	$51,137	$285,754

Hughes Segment

	For the three months ended June 30,		Variance
	2019	2018	Amount	%
Total revenue	$451,847	$426,306	$25,541	6.0
Capital expenditures	$74,090	$87,511	$(13,421)	(15.3)
EBITDA	$131,765	$152,134	$(20,369)	(13.4)

Total revenue for the three months ended June 30, 2019 increased by $26 million, or 6.0%, compared to the same period in 2018.  The increase was primarily due to an increase of $26 million in sales of broadband services to our consumer customers and net increases in hardware sales of $2 million to our enterprise customers and $4 million to our mobile satellite systems customers. The increase was partially offset by a decrease in sales of broadband services to our enterprise customers of $9 million.

Capital expenditures for the three months ended June 30, 2019 decreased by $13 million, or 15.3%, compared to the same period in 2018, primarily due to decreases of $25 million in capital expenditures associated with the construction and infrastructure of our satellites and enterprise business, partially offset by an increase of $11 million capital expenditures relating to our consumer business.

EBITDA for the three months ended June 30, 2019 was $132 million, a decrease of $20 million, or 13.4%, compared to the same period in 2018.  The decrease was primarily due to increases in (i) litigation expense of $25 million, (ii) bad debt expense of $13 million, (iii) marketing and promotional expenses of $5 million mainly associated with our consumer business and (iv) other general and administrative expenses of $2 million and (v) a loss of $2 million from certain investments in our unconsolidated entities. The decrease was partially offset by an increase of $19 million in gross margin and an unfavorable foreign exchange impact of $9 million in the second quarter of 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

ESS Segment

	For the three months ended June 30,		Variance
	2019	2018	Amount	%
Total revenue	$80,961	$95,425	$(14,464)	(15.2)
Capital expenditures	$136	$356	$(220)	(61.8)
EBITDA	$68,174	$82,483	$(14,309)	(17.3)

Total revenue for the three months ended June 30, 2019 decreased by $14 million or 15.2%, compared to the same period in 2018. The decrease was attributable to revenue reductions of $11 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018 and $3 million related to other transponder lease services.

EBITDA for the three months ended June 30, 2019 was $68 million, a decrease of $14 million, or 17.3%, compared to the same period in 2018, primarily due to the decrease in ESS revenue.

Corporate and Other

	For the three months ended June 30,		Variance
	2019	2018	Amount	%
Total revenue	$4,316	$4,226	$90	2.1
Capital expenditures	$33,252	$31,725	$1,527	4.8
EBITDA	$(12,349)	$51,137	$(63,486)	*

EBITDA for the three months ended June 30, 2019 was a loss of $12 million compared to income of $51 million for the same period in 2018. The decrease of $63 million was largely attributable to (i) a decrease in gains on certain marketable equity and debt securities that we account for using the fair value option of $52 million in 2019, (ii) a net gain of $10 million due to the settlement of certain amounts due to and from a third party vendor in 2018 and (iii) a $2 million dividend received from certain marketable equity securities in 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table presents our consolidated results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (amounts in thousands):

	For the six months ended June 30,		Variance
Statements of Operations Data (1)	2019	2018	Amount	%

Revenue:
Services and other revenue - DISH Network	$170,945	$203,976	$(33,031)	(16.2)
Services and other revenue - other	787,902	730,485	57,417	7.9
Equipment revenue	109,359	93,288	16,071	17.2
Total revenue	1,068,206	1,027,749	40,457	3.9
Costs and expenses:
Cost of sales - services and other	306,769	299,902	6,867	2.3
% of total services and other revenue	32.0%	32.1%
Cost of sales - equipment	91,556	80,936	10,620	13.1
% of total equipment revenue	83.7%	86.8%
Selling, general and administrative expenses	264,763	206,349	58,414	28.3
% of total revenue	24.8%	20.1%
Research and development expenses	13,276	13,784	(508)	(3.7)
% of total revenue	1.2%	1.3%
Depreciation and amortization	309,631	294,003	15,628	5.3
Total costs and expenses	985,995	894,974	91,021	10.2
Operating income	82,211	132,775	(50,564)	(38.1)

Other income (expense):
Interest income	47,642	34,888	12,754	36.6
Interest expense, net of amounts capitalized	(120,045)	(124,285)	4,240	3.4
Gains (losses) on investments, net	19,791	28,733	(8,942)	(31.1)
Equity in losses of unconsolidated affiliates, net	(11,107)	(3,067)	(8,040)	*
Other, net	558	(132)	690	*
Total other income (expense), net	(63,161)	(63,863)	702	(1.1)
Income before income taxes	19,050	68,912	(49,862)	(72.4)
Income tax provision, net	(9,102)	(12,399)	(3,297)	26.6
Net income	9,948	56,513	(46,565)	(82.4)
Less: Net income attributable to noncontrolling interests	1,438	842	596	70.8
Net income attributable to EchoStar Corporation common stock	$8,510	$55,671	$(47,161)	(84.7)

Other data:
EBITDA (2)	$399,646	$451,470	$(51,824)	(11.5)
Subscribers, end of period	1,415,000	1,298,000	117,000	9.0
*    Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 65 and 66 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements, is included on page 59. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 66.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $171 million for the six months ended June 30, 2019, a decrease of $33 million or 16.2%, compared to the same period in 2018.

Services and other revenue - DISH Network from our Hughes segment for the six months ended June 30, 2019 decreased by $10 million, or 36.0%, to $18 million compared to the same period in 2018.  The decrease was primarily attributable to a continued decrease in our residential wholesale broadband services.

Services and other revenue - DISH Network from our ESS segment for the six months ended June 30, 2019 decreased by $24 million, or 14.1%, to $143 million compared to the same period in 2018.  The decrease was due to revenue reduction of $21 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018 and $2 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Services and other revenue - other.  Services and other revenue - other totaled $788 million for the six months ended June 30, 2019, an increase of $57 million or 7.9%, compared to the same period in 2018.

Services and other revenue - other from our Hughes segment for the six months ended June 30, 2019 increased by $64 million, or 9.1%, to $770 million compared to the same period in 2018.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $71 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $9 million.

Services and other revenue - other from our ESS segment for the six months ended June 30, 2019 decreased by $6 million, or 25.3%, to $19 million compared to the same period in 2018.  The decrease was due to a net decrease in transponder services provided.

Equipment revenue.  Equipment revenue totaled $109 million for the six months ended June 30, 2019, an increase of $16 million or 17.2%, compared to the same period in 2018.  The increase was from our Hughes segment and mainly due to increases in hardware sales of $21 million to our international enterprise customers and $8 million to our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales of $12 million to our domestic enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $307 million for the six months ended June 30, 2019, an increase of $7 million or 2.3%, compared to the same period in 2018. The increase was from our Hughes segment primarily attributable to an increase in the costs of broadband services provided to our consumer customers, partially offset by a decrease in the costs of broadband services provided to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $92 million for the six months ended June 30, 2019, an increase of $11 million or 13.1%, compared to the same period in 2018. The increase was from our Hughes segment and primarily attributable to an increase in hardware sales to our international enterprise customers and our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales to our domestic enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $265 million for the six months ended June 30, 2019, an increase of $58 million or 28.3%, compared to the same period in 2018. The increase was primarily attributable to increases in (i) litigation expense of $25 million, (ii) bad debt expense of $12 million, (iii) marketing and promotional expenses of $10 million from our Hughes segment mainly associated with our consumer business, (iv) professional services associated with strategic transactions of $5 million and (v) other general and administrative expenses of $7 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $310 million for the six months ended June 30, 2019, an increase of $16 million or 5.3%, compared to the same period in 2018.  The increase was primarily due to increases in depreciation expense of (i) $7 million relating to our customer premises equipment, (ii) $4 million relating the Telesat T19V satellite that was placed into service in the fourth quarter of 2018, (iii) $3 million relating to the decrease in depreciable life of the SPACEWAY 3 satellite and (iv) $1 million relating to buildings and improvements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest income.  Interest income totaled $48 million for the six months ended June 30, 2019, an increase of $13 million or 36.6%, compared to the same period in 2018 primarily attributable to an increase in yield percentage in 2019 compared to 2018.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $120 million for the six months ended June 30, 2019, a decrease of $4 million or 3.4%, compared to the same period in 2018.  The decrease was primarily due to (i) a decrease of $5 million in interest expense due to the repurchase and maturity of the 2019 Senior Secured Notes (ii) a decrease of $2 million in interest expense relating to lower principal balances on certain capital lease obligations and (iii) a $1 million increase in capitalized interest. The decreases were partially offset by an increase in interest expense of $4 million associated with a litigation settlement.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $20 million in gains for the six months ended June 30, 2019, a decrease of $9 million or 31.1% compared to the same period in 2018. The decrease was primarily attributable to a $28 million reduction to the carrying amount of one of our investments in the first quarter of 2019, partially offset by an increase in gains on certain marketable equity and debt securities that we account for using the fair value option of $20 million in 2019.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in losses of unconsolidated affiliates, net totaled $11 million for the six months ended June 30, 2019, an increase in loss of $8 million compared to the same period in 2018.

Other, net.  Other, net totaled $0.6 million in income for the six months ended June 30, 2019 compared to $0.1 million in loss for the six months ended June 30, 2018. For the six months ended June 30, 2019, the $0.6 million in income was primarily related to a favorable foreign exchange impact. For the six months ended June 30, 2018, the $0.1 million in loss was related to (i) an unfavorable foreign exchange impact of $11 million, (ii) a net gain of $10 million due to the settlement of certain amounts due to and from a third party vendor and (iii) $2 million dividend received from certain marketable equity securities.

Income tax provision, net.  Income tax provision was $9 million for the six months ended June 30, 2019, an increase of $3 million or 26.6%, compared to the same period in 2018. Our effective income tax rate was 47.8% and 18.0% for the six months ended June 30, 2019 and 2018, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. For the year ended December 31, 2018, we recorded a tax provision of nil related to the tax on deemed mandatory repatriation of our unrepatriated foreign earnings. As a result of the release of new treasury regulations in June 2019, we have recorded additional tax expense of $2 million on deemed mandatory repatriation of certain deferred foreign earnings. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2018 were primarily due to research and experimentation credits, partially offset by the impact of state and local taxes, the increase in our valuation allowance associated with unrealized losses that are capital in nature, and the increase in our valuation allowance associated with certain foreign losses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income (loss) attributable to EchoStar Corporation common stock.  Net income attributable to EchoStar Corporation common stock totaled $9 million for the six months ended June 30, 2019, a decrease of $47 million or 84.7%, compared to the same period in 2018 as set forth in the following table (amounts in thousands):

Amounts

Net income attributable to EchoStar Corporation for the six months ended June 30, 2018	$55,671
Decrease in operating income, including depreciation and amortization	(50,564)
Decrease in gains on investments, net	(8,942)
Increase in equity in losses of unconsolidated affiliates, net	(8,040)
Increase in interest income	12,754
Decrease in interest expense, net of amounts capitalized	4,240
Increase in other income	690
Decrease in income tax provision, net	3,297
Increase in net income attributable to noncontrolling interests	(596)
Net income attributable to EchoStar Corporation for the six months ended June 30, 2019	$8,510

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying condensed consolidating financial statements (amounts in thousands):

	For the six months ended June 30,		Variance
	2019	2018	Amount	%

Net income	$9,948	$56,513	$(46,565)	(82.4)
Interest income and expense, net	72,403	89,397	(16,994)	(19.0)
Income tax provision, net	9,102	12,399	(3,297)	(26.6)
Depreciation and amortization	309,631	294,003	15,628	5.3
Net income attributable to noncontrolling interests	(1,438)	(842)	(596)	70.8
EBITDA	$399,646	$451,470	$(51,824)	(11.5)

EBITDA was $400 million for the six months ended June 30, 2019, a decrease of $52 million or 11.5%, compared to the same period in 2018.  The decrease was primarily due to increases of (i) litigation expense of $25 million, (ii) bad debt expense of $12 million, (ii) $9 million in gains on investments, net of losses and write-downs and (iii) $8 million in equity in earnings of unconsolidated affiliates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the six months ended June 30, 2019
Total revenue	$897,184	$162,220	$8,802	$1,068,206
Capital expenditures	$147,911	$244	$71,285	$219,440
EBITDA	$292,897	$136,891	$(30,142)	$399,646

For the six months ended June 30, 2018
Total revenue	$827,124	$192,178	$8,447	$1,027,749
Capital expenditures	$174,802	$(76,682)	$72,454	$170,574
EBITDA	$288,847	$166,633	$(4,010)	$451,470

Hughes Segment

	For the six months ended June 30,		Variance
	2019	2018	Amount	%

Total revenue	$897,184	$827,124	$70,060	8.5
Capital expenditures	$147,911	$174,802	$(26,891)	(15.4)
EBITDA	$292,897	$288,847	$4,050	1.4

Total revenue for the six months ended June 30, 2019 increased by $70 million, or 8.5%, compared to the same period in 2018.  The increase was primarily due to an increase of $61 million in sales of broadband services to our consumer customers and net increases in hardware sales of $8 million to our enterprise customers and $8 million to our mobile satellite systems customers. The increase was partially offset by a decrease of $9 million in sales of broadband services to our enterprise customers.

Capital expenditures for the six months ended June 30, 2019 decreased by $27 million, or 15.4%, compared to the same period in 2018, primarily due to decreases in capital expenditures associated with the construction and infrastructure of our satellites and enterprise business.

EBITDA for the six months ended June 30, 2019 was $293 million, an increase of $4 million, or 1.4%, compared to the same period in 2018.  The increase was primarily due to an increase of $53 million in gross margin and an unfavorable foreign exchange impact of $9 million in 2018. The increase was partially offset by increases in (i) litigation expense of $25 million, (ii) bad debt expense of $12 million, (iii) marketing and promotional expenses of $10 million mainly associated with our consumer business and (iv) other general and administrative expenses of $9 million and (v) a loss of $3 million from certain investments in our unconsolidated entities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

ESS Segment

	For the six months ended June 30,		Variance
	2019	2018	Amount	%

Total revenue	$162,220	$192,178	$(29,958)	(15.6)
Capital expenditures	$244	$(76,682)	$76,926	*
EBITDA	$136,891	$166,633	$(29,742)	(17.8)
*    Percentage is not meaningful.

Total revenue for the six months ended June 30, 2019 decreased by $30 million, or 15.6%, compared to the same period in 2018. The decrease was attributable to revenue reductions of $21 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018, $6 million related to other transponder lease services and $2 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Capital expenditures for the six months ended June 30, 2019 increased by $77 million compared to the same period in 2018, primarily due to a reimbursement of $77 million related to the EchoStar 105/SES-11 satellite received in the first quarter of 2018.

EBITDA for the six months ended June 30, 2019 was $137 million, a decrease of $30 million, or 17.8%, compared to the same period in 2018, primarily due to the decrease in total revenue.

Corporate and Other

	For the six months ended June 30,		Variance
	2019	2018	Amount	%

Total revenue	$8,802	$8,447	$355	4.2
Capital expenditures	$71,285	$72,454	$(1,169)	(1.6)
EBITDA	$(30,142)	$(4,010)	$(26,132)	*
*    Percentage is not meaningful.

EBITDA for the six months ended June 30, 2019 was a loss of $30 million, an increase in loss of $26 million compared to the same period in 2018. The increase in loss was largely attributable to (i) a $28 million reduction to the carrying amount of one of our investments in the first quarter of 2019, (ii) a net gain of $10 million due to the settlement of certain amounts due to and from a third party vendor in 2018 and (iii) a decrease of $5 million in earnings from investments in our unconsolidated entities in 2019. The increase in loss was partially offset by an increase in gains on certain marketable equity and debt securities that we account for using the fair value option of $20 million in 2019

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of less than 90 days to be cash equivalents. See Quantitative and Qualitative Disclosures about Market Risk for further discussion regarding our marketable investment securities.

As of June 30, 2019, our cash, cash equivalents, including restricted cash, and current marketable investment securities, totaled $2.5 billion compared to $3.2 billion as of December 31, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2019 and December 31, 2018, we held $1.2 billion and $2.3 billion, respectively, of marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the six months ended June 30, 2019.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the six months ended June 30, 2019, we reported net cash inflows from operating activities of $381 million, an increase of $27 million, compared to the same period in 2018. The increase in cash inflows was primarily attributable to an increase of $53 million resulting from changes in operating assets and liabilities, partially offset by lower net income of $26 million adjusted to exclude: (i) Depreciation and amortization; (ii) Amortization of debt issuance costs, (iii) Equity in losses of unconsolidated affiliates, net; (iv) (Gains) losses on investments, net; (v) Stock-based compensation; and (vi) Deferred tax provision.

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the six months ended June 30, 2019, we reported net cash inflows from investing activities of $882 million compared to net cash outflows of $977 million for the same period in 2018. For the six months ended June 30, 2019, we had net sales and maturities of marketable securities of $1.1 billion. For the six months ended June 30, 2018, we had net purchases of marketable securities of $791 million and we received a reimbursement of $77 million related to the EchoStar 105/SES-11 satellite.

Cash flows from financing activities. Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the six months ended June 30, 2019, we reported net cash outflows from financing activities of $886 million, an increase of $873 million compared to the same period in 2018. Net cash outflows for the six months ended June 30, 2019 included $921 million for the repurchasing and maturity of debt and $7 million for the purchase of noncontrolling shareholder interests in a subsidiary of ours that were held by an unaffiliated third party. These transactions did not occur during the six months ended June 30, 2018. Additionally, during the six months ended June 30, 2019, we received $62 million in net proceeds from Class A common stock options exercised in 2019 compared to $4 million during the six months ended June 30, 2018.

Obligations and Future Capital Requirements

Contractual Obligations

As of June 30, 2019, our satellite-related obligations were $643 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; non-lease costs associated with our finance lease satellites; and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

Letters of Credit

As of June 30, 2019, we had $54 million of letters of credit and insurance bonds. Of this amount, $26 million was secured by restricted cash, $4 million was related to insurance bonds and $24 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

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

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business. The loss of or a significant reduction in provision of satellite services would significantly reduce our revenue and materially adversely impact our results of operations. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher average revenue per subscriber across our wholesale and retail channels. Revenue in our aeronautical, enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth. There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced. If the BSS Transaction is consummated, we expect to no longer generate cash flows from the BSS Business.

We have a significant amount of outstanding indebtedness. As of June 30, 2019, our total indebtedness was $2.6 billion, of which $209 million related to capital lease obligations. See our most recent Annual Report on Form 10-K for a discussion of the terms of our indebtedness. In June 2019, we repurchased the outstanding principal of the 2019 Senior Secured Notes at maturity. Our liquidity requirements will be continue to be significant, primarily due to our remaining debt service requirements and the design and construction of our new EchoStar XXIV satellite. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures to support and expand our business, or if we decide to purchase or build one or more additional satellites. Other aspects of our business operations may also require additional capital.

We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all. The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) limits the deductibility of interest expense for U.S. federal income tax purposes. While the 2017 Tax Act generally is likely to reduce our federal income tax obligations, if these limitations or other newly enacted provisions become applicable to us they could minimize such reductions or otherwise require us to pay additional federal income taxes, which in turn could result in additional liquidity needs. If the BSS Transaction is not consummated, we expect to owe U.S. Federal income tax for 2019.

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

Our investments and debt are exposed to market risks as discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2019, our cash, cash equivalents and current marketable investment securities had a fair value of $2.5 billion. Of this amount, a total of $2.4 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the United States (“U.S.”) government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $2.4 billion as of June 30, 2019, a hypothetical 10% change in average interest rates during the six months ended June 30, 2019 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the six months ended June 30, 2019 of 2.9%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during the six months ended June 30, 2019 would have resulted in a decrease of $9 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2019, we held investments in the publicly traded securities of several companies with a fair value of $59 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced, and continue to experience, volatility. The fair value of these investments are subject to significant fluctuations in fair value and can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists primarily of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments during the six months ended June 30, 2019 would have resulted in a decrease of $6 million in the fair value of these investments.

Investments in Unconsolidated Entities

As of June 30, 2019, we had investments with an aggregate carrying amount of $226 million in securities of privately held companies that we hold for strategic business purposes. The fair value of these investments is not readily determinable. We periodically review these investments, estimate fair value and adjust the carrying amount when there are indications of impairment or observable prices changes for the investments. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments during the six months ended June 30, 2019 would have resulted in a decrease of $23 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars. Our international business is conducted in a variety of foreign currencies with our largest exposures being to the Brazilian real, the Indian rupee, European euro and the British pound. This exposes us to fluctuations in foreign currency exchange rates. Transactions in foreign currencies are converted into U.S. dollars using exchange rates in effect on the dates of the transactions.

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of June 30, 2019, we had $9 million of net foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $6 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of June 30, 2019. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during six months ended June 30, 2019 would have been an estimated loss to the cumulative translation adjustment of $19 million as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 15 Commitments and Contingencies — Litigation in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

The following information updates, and should be read in conjunction with, the information in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 27, 2019.

RISKS RELATING TO THE PENDING BSS TRANSACTION

The BSS Transaction may not be completed on the terms or timeline currently contemplated, or at all, as we and DISH Network may be unable to satisfy the conditions or obtain the approvals required to complete the BSS Transaction or such approvals may contain material restrictions or conditions.

The consummation of the BSS Transaction is subject to numerous conditions, including, among other things:

•	the required governmental consents having been received and the required governmental notices that are required to be submitted prior to the closing having been filed;

•
the absence of any governmental action or proceeding (a) challenging or seeking to make illegal or otherwise prohibit, directly or indirectly, the consummation of the BSS Transaction, or (b) directly involving us, BSS Corp., DISH or Merger Sub or any of our or their affiliates that would reasonably be expected to materially impair DISH or Merger Sub’s ability to own or operate the BSS Business and conduct the business as currently conducted;

•	the absence of any governmental order prohibiting the consummation of the BSS Transaction;

•	the absence of any laws or orders enjoining the consummation of the BSS Transaction;

•	the DISH registration statement having become effective under the Securities Act of 1933, as amended, and a prospectus or any other required SEC filings having been disseminated to our stockholders;

•
DISH Network having filed with the NASDAQ a notification form for the listing of all DISH Common Stock to be issued to BSS Corp. stockholders in the Merger, and NASDAQ not having objected to the listing of such DISH Common Stock;

•	certain consents with respect to the operation of the EchoStar XXIII satellite having been obtained; and

•	other customary conditions.

There is no assurance that the BSS Transaction will be consummated on the terms or timeline currently contemplated, or at all. We have and will continue to expend time and resources of management and to incur legal, advisory and financial services fees related to the BSS Transaction. These expenses must generally be paid regardless of whether the BSS Transaction is consummated.

Governmental authorities may impose conditions to the approval of the BSS Transaction or may require changes to the terms of the BSS Transaction. Any such conditions or changes could have the effect of delaying completion of the BSS Transaction, imposing costs on or limiting the revenues of the combined company following the BSS Transaction or otherwise reducing the anticipated benefits of the BSS Transaction. Any condition or change which results in a material adverse effect on us or the BSS Business under the Master Transaction Agreement may cause DISH Network to terminate the Master Transaction Agreement.

In addition, if the plaintiff in a pending or future lawsuit relating to the BSS Transaction obtains an injunction or order prohibiting or delaying the completion of the BSS Transaction, then such injunction or order may prevent the BSS Transaction from being completed, or from being completed within the expected timeframe or on the terms provided for in the Master Transaction Agreement.

Certain of our directors and executive officers have interests in seeing the BSS Transaction completed that may be different from, or in addition to, those of our other stockholders.

Certain of our directors and executive officers have interests in the BSS Transaction that may be different from, or in addition to, the interests of our stockholders generally. Our directors and executive officers of EchoStar who own shares of our common stock will participate in the Distribution and the Merger on the same terms as our other stockholders. Additionally, Mr. Ergen, director and Chairman of both us and DISH, will serve as a director and executive officer of BSS Corp. following the consummation of the BSS Transaction. The EchoStar parties that approved the BSS Transaction, as described below, were aware of and considered these interests, among other things, in deciding to approve the terms of the Master Transaction Agreement and the BSS Transaction.

The BSS Transaction was approved, in accordance with our longstanding related party transaction policy, by (i) our independent management, (ii) our non-interlocking directors (i.e., directors who are not also directors or employees of DISH Network), with our director, Mr. R. Stanton Dodge, recusing himself to avoid the appearance of any potential conflict resulting from his prior employment with DISH Network and our director, Mr. Anthony M. Federico, recusing himself to avoid the appearance of any potential conflict resulting from his service on DISH’s special litigation committee, (iii) our audit committee, with Mr. Federico recusing himself and, after all such approvals were obtained, (iv) our board of directors, with, our chairman, Mr. Ergen, recusing himself.

The calculation of the consideration for the Merger will not be adjusted if there is a change in the value of the BSS Business or the value of DISH Common Stock.

The number of shares of DISH Common Stock to be issued to stockholders of BSS Corp. in the Merger is based upon a pre‑determined valuation of the BSS Business and will not be adjusted if there is a change in the value of the BSS Business prior to the consummation of the BSS Transaction. Our stockholders will receive an aggregate of 22,937,188 shares of DISH Common Stock in exchange for the shares of BSS Common Stock distributed to them if the Merger is completed. The actual value of the DISH Common Stock to be received by our stockholders will depend on the market value of such shares at the time of closing of the BSS Transaction, and our stockholders may receive more or less than the current value of DISH Common Stock. DISH Network will not be required to consummate the Merger if there has been any “Material Adverse Effect” as defined in the Master Transaction Agreement.

The market price of DISH Common Stock has been, and may continue to be, volatile, and could decline prior to the consummation of the Merger. In addition, the market price of DISH Common Stock may be negatively affected by the performance of DISH Network prior to or following the consummation of the Merger. As a result, the market price of the DISH Common Stock our stockholders receive in the BSS Transaction may be materially different from the current market prices.

The market price for shares of DISH Common Stock and our Class A common stock before and after the completion of the BSS Transaction may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of DISH Common Stock and our Class A common stock.

Upon consummation of the BSS Transaction, our stockholders will hold both DISH Common Stock and our Class A common stock. Our and DISH Network’s businesses prior to the closing of the BSS Transaction will differ from our and its respective businesses after the BSS Transaction, and, accordingly, the results of operations of each company will be affected by some factors that are different from those currently or historically affecting our results of operations and those currently or historically affecting DISH Network’s results of operations. The results of operations of each company may also be affected by factors different from those that currently affect or have historically affected either us or DISH Network.

We and DISH Network must obtain certain regulatory approvals and clearances to consummate the BSS Transaction, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair consummation of the BSS Transaction, result in additional expenditures of money and resources or reduce the anticipated benefits of the BSS Transaction.

In connection with the Merger, the parties intend to make all required filings with the SEC, the FCC and NASDAQ, as well as any required filings with respect to export control regulations. The parties also expect to request the approval of the United Kingdom Space Agency for the operation of the EchoStar XXIII satellite by DISH Network and to request certain other necessary consents relating to that satellite. The completion of the Merger is contingent on making those filings and obtaining those regulatory approvals or consents, to the extent such consents are required. Failure to obtain the necessary clearance in any of these jurisdictions could substantially delay or prevent the consummation of the Merger, which could negatively affect both us and DISH Network.

As a condition to granting the necessary approvals or clearances, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of the business of DISH Network after the completion of the BSS Transaction. Any one of these requirements, limitations, costs, or restrictions could jeopardize or delay the completion of or reduce the anticipated benefits of the BSS Transaction. Under the Master Transaction Agreement, we and DISH Network are generally required to use our and its commercially reasonable efforts to take or cause to be taken all actions reasonably necessary to consummate the BSS Transaction, unless such actions would result in any condition or requirement that would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect or a Satellite MAE (as defined in the Master Transaction Agreement).

If the Distribution and the Merger do not qualify as a tax‑free distribution and merger under the Code, then we and/or our stockholders may be required to pay substantial U.S. federal income taxes and under certain circumstances we may have indemnification obligations to DISH Network.

The BSS Transaction is conditioned upon the parties’ receipt of a tax opinion from their respective counsels as to the tax‑free nature of the transactions. The parties do not currently anticipate obtaining a private letter ruling from the IRS with respect to the Distribution and the Merger and instead intend to rely solely on their respective tax opinions for comfort that the Distribution and the Merger qualify for tax‑free treatment for U.S. federal income tax purposes under the Code.

The tax opinions will be based on, among other things, certain undertakings made by us and DISH Network, as well as certain representations and assumptions as to factual matters made by us, DISH Network, and Mr. and Mrs. Ergen and representatives of certain entities established by Mr. Ergen for the benefit of his family. The failure of any factual representation or assumption to be true, correct and complete, or any undertaking to be fully complied with, could affect the validity of the tax opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions set forth in the tax opinions. In addition, the tax opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect.

If the Distribution does not qualify as a tax‑free distribution under Section 355 of the Code, then the Distribution would be taxable to our stockholders, we would recognize a substantial gain on the Distribution, we and our stockholders could incur significant U.S. federal income tax liabilities, and we could be required to indemnify DISH Network for the tax on such gain if the failure of the Distribution to so qualify is the result of certain actions or misrepresentations by us, but we will not be required to indemnify any of our stockholders. In the event we are required to indemnify DISH Network for taxes incurred in connection with the BSS Transaction, the indemnification obligation could have a material adverse effect on our business, financial conditions, results or operations and cash flow.

Even if the Distribution otherwise qualifies as a tax-free distribution, the Distribution would be taxable to us (but not to our stockholders) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in our or BSS Corp.’s stock, directly or indirectly (including through acquisitions of the BSS Common Stock or DISH Common Stock after the completion of the BSS Transaction), as part of a plan or series of related transactions that includes the Distribution. If there is a change of control of DISH Network or BSS Corp. after the completion of the BSS Transaction or a transfer of stock or assets of DISH Network or BSS Corp. that results in the Distribution being taxable to us under Section 355(e) of the Code, DISH Network would be required to indemnify us (but not our stockholders) for such taxes only if DISH Network took an action or knowingly facilitated, consented to or assisted with an action by a DISH shareholder that caused the Distribution to fail to qualify as a tax-free distribution. If the Merger were taxable, our stockholders would be considered to have made a taxable sale of their BSS Common Stock to DISH Network and, consequently, our stockholders would recognize taxable gain or loss on their receipt of DISH Common Stock in the Merger. In addition, the Merger being taxable could cause the Distribution to fail to qualify as a tax-free distribution.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the BSS Transaction.

The success of the BSS Transaction will depend in part on the retention of personnel critical to our business and operations, in particular the BSS Business, due to, for example, their technical skills or management expertise, especially with respect to those employees with expertise with respect to the operations of satellites. Competition for qualified personnel can be intense and qualified personnel can be in high demand.

Our current and prospective employees may experience uncertainty about their future roles until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, technical and other personnel prior to and following the BSS Transaction. Employee retention may be particularly challenging during the pendency of the BSS Transaction. If we are unable to retain personnel, including key management, who are critical to our successful future operations, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know‑how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the BSS Transaction.

The BSS Transaction, including uncertainty regarding the BSS Transaction, may cause customers, suppliers or strategic partners to delay or defer decisions concerning us and adversely affect our ability to effectively manage our business.

The BSS Transaction will happen only if the stated conditions are met, including, among others, the receipt of regulatory approvals. Some of the conditions are outside our control, and DISH Network has certain rights to terminate the Master Transaction Agreement. Accordingly, there may be uncertainty regarding the completion of the BSS Transaction. This uncertainty may cause customers, suppliers, vendors, strategic partners or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the BSS Transaction is ultimately completed.

We may incur significant transaction, merger‑related and restructuring costs in connection with the BSS Transaction.

We have incurred and expect to incur a number of non‑recurring costs associated with the BSS Transaction and other related transactions, as well as transaction fees and other costs related to the BSS Transaction. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment‑related costs, including payments that may be made to certain executives, filing fees, printing expenses and other related charges. We will also incur restructuring costs in connection with the BSS Transaction. Some of these costs are payable by us, regardless of whether the BSS Transaction is completed. While we have assumed that a certain level of expenses would be incurred in connection with the BSS Transaction, there are many factors beyond our control that could affect the total amount or the timing of the restructuring and implementation expenses.

Third parties may terminate or alter existing contracts or relationships with us.

We have contracts with suppliers, vendors, lessors, licensors and other business partners which may require us to obtain consent from these other parties in connection with the BSS Transaction. If these consents cannot be obtained, we may suffer a loss of potential future revenue and may lose rights that are material to our business. In addition, third parties with whom we currently have relationships may terminate or otherwise reduce the scope of their relationship in anticipation of or as a result of the BSS Transaction. Any such disruptions could limit our ability to achieve the anticipated benefits of the BSS Transaction. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the BSS Transaction or the termination of the Master Transaction Agreement.

In addition, if the plaintiff in a pending or future lawsuit relating to the BSS Transaction obtains an injunction or order prohibiting or delaying the completion of the BSS Transaction, then such injunction or order may prevent the BSS Transaction from being completed, or from being completed within the expected timeframe or on the terms provided for in the Master Transaction Agreement.

A putative class action lawsuit relating to the BSS Transaction has been filed against us, DISH Network, Mr. Ergen, the other members of our Board and certain of our officers and other lawsuits related to the BSS Transaction may be filed against us, DISH Network and other persons which could result in substantial costs and may delay or prevent the BSS Transaction from being completed.

As of August 7, 2019, one complaint has been filed by a purported EchoStar stockholder. See Note 15 in the notes to our accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information about litigation related to the BSS Transaction that has been commenced prior to the date of this report. There can be no assurance that additional complaints will not be filed with respect to the BSS Transaction.

Even if this lawsuit and any others that may be filed are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and DISH Network’s respective liquidity and financial condition, or the issuance of additional DISH Common Stock. Additionally, if the litigation delays the BSS Transaction or prevents the BSS Transaction from closing, our and DISH Network’s respective business, financial position and results of operations could be adversely affected.

One of the conditions to completion of the BSS Transaction is the absence of any law or order being in effect that restrains, enjoins or otherwise prohibits consummation of the BSS Transaction contemplated by the Master Transaction Agreement. Accordingly, if a plaintiff obtains an injunction or order prohibiting or delaying the completion of the BSS Transaction, then such injunction or order may prevent the BSS Transaction from being completed, or from being completed within the expected timeframe or on the terms provided for in the Master Transaction Agreement.

The integration of the BSS Business into DISH Network may not be as successful as anticipated.

Our stockholders will receive DISH Common Stock if the BSS Transaction is consummated. The BSS Transaction involves numerous operational, strategic, financial, accounting, legal, tax and other risks, as well as potential liabilities associated with the acquired business. DISH Network may not be able to successfully or profitably integrate, operate, maintain and manage the BSS Business and its employees. DISH Network may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, the integration process may strain DISH Network’s financial and managerial controls and reporting systems and procedures. Difficulties in integrating the BSS Business into DISH Network may result in the BSS Business performing differently than expected, in operational challenges or in the failure to realize anticipated expense‑related efficiencies. DISH Network’s existing businesses could also be negatively impacted by the BSS Transaction. Potential difficulties that may be encountered in the integration process include, among other factors:

•	the inability to successfully integrate the BSS Business into DISH Network in a manner that permits DISH Network to achieve the full revenue and cost savings anticipated from the Transactions;

•	complexities associated with managing the larger, more complex, integrated business;

•	not realizing anticipated operating synergies;

•	integrating personnel from the BSS Business and the loss of key employees; and

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the BSS Transaction.

DISH Network may fail to realize all of the anticipated benefits of the BSS Transaction, which could adversely impact the value of the DISH Common Stock that our stockholders will receive if the BSS Transaction is consummated.

The success of the BSS Transaction will depend, in part, on DISH Network’s ability to realize the anticipated benefits and cost savings from acquiring the BSS Business. The anticipated benefits and cost savings of the BSS Transaction may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that DISH Network does not currently foresee. Some of the assumptions that DISH Network has made, such as the achievement of operating synergies, may not be realized. The integration process may result in the loss of employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the BSS Transaction that were not discovered in the course of performing due diligence or costly litigation challenging the BSS Transaction. Any or all of these consequences could adversely impact the value of the DISH Common Stock that our stockholders will receive if the BSS Transaction is consummated.

RISKS RELATED TO OUR BUSINESS AND OUR CLASS A COMMON STOCK

While the BSS Transaction is pending, we will be subject to risks and uncertainties and contractual restrictions that could disrupt our business or negatively impact the market price of our Class A common stock.

The uncertainties associated with the pending BSS Transaction may have a negative effect on our business and financial results. Current and prospective employees and other key personnel may have uncertainties about the closing and/or effect of the BSS Transaction, and those uncertainties may impact the ability to retain, recruit and hire key personnel to manage and run our business while the BSS Transaction is pending or if it is not completed, which could disrupt our operations. Furthermore, some of our customers and vendors may be hesitant to transact with us following the BSS Transaction in light of uncertainties about the ability of our business to perform following the BSS Transaction. If we are unable to reassure customers and vendors to continue transacting with us following the BSS Transaction, our financial results may be adversely affected.

In addition, to the extent that the market price of our Class A common stock reflects an assumption that the BSS Transaction will be consummated in the time frame and the manner currently anticipated, any delay or failure to close could cause a decline in such market price. Similarly, any delay or failure to complete the BSS Transaction at all or on the terms provided for in the Master Transaction Agreement, could negatively impact our relationship with DISH Network, other customers, suppliers and employees and could adversely affect our business.

Pending completion of the BSS Transaction, the attention of our management may be focused on the BSS Transaction and related matters, and diverted from our day‑to‑day business operations, including from other opportunities that might benefit us. In addition, pursuant to the Master Transaction Agreement, prior to closing of the Merger, we have agreed to conduct the BSS Business in the ordinary course and not to undertake certain actions without the written consent of DISH Network. These restrictions could prevent us from pursuing certain beneficial business opportunities.

After completion of the BSS Transaction, we may be more susceptible to adverse events as a result of the BSS Transaction.

If the BSS Transaction is completed, we will have divested the BSS Business and our business will be subject to concentration of the risks that affect our retained businesses. After completion of the BSS Transaction, we will have fewer assets and may experience decreases in revenues or net income and increases in operating costs or other expenses. The market price of our Class A common stock may decrease. We may be more susceptible to market fluctuations and have less leverage with third parties such as customers or suppliers, and we may experience other adverse events. In addition, we may not achieve some or all of the operational and strategic benefits from the transactions that we expect to achieve.

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax‑free spin‑off.

To preserve the intended tax treatment of the Distribution, we will undertake upon closing of the BSS Transaction to comply with certain restrictions under current U.S. federal income tax laws for spin‑offs, including (i) refraining from engaging in certain transactions that would result in a fifty percent or greater change by vote or by value in our stock ownership, (ii) continuing to own and manage our historic business, and (iii) limiting sales or redemptions of our common stock. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations. If these restrictions, among others, are not followed, the Distribution could be taxable to us and possibly our stockholders. In addition, we could be required to indemnify DISH Network for any tax liability incurred by DISH Network as a result of our non‑compliance with these restrictions, and such indemnity obligations could be substantial.

Our and BSS Corp.’s stockholders will not be entitled to appraisal rights in connection with the BSS Transaction.

Appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to the stockholders in connection with the transaction.

Holders of EchoStar Common Stock do not have appraisal rights under applicable law or contractual appraisal rights under the EchoStar Articles of Incorporation or the Master Transaction Agreement in connection with our pre‑closing restructuring or the Distribution. Additionally, under the Delaware General Corporation Law, stockholders do not have appraisal rights if the shares of stock they hold are either listed on a national securities exchange or held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of the merger agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash in lieu of fractional shares or (d) any combination of the foregoing.

Because following the Merger, BSS Corp.’s stockholders will receive DISH Common Stock which is listed on NASDAQ, a national securities exchange, and which is expected to continue to be so listed, and cash in lieu of fractional shares, BSS Corp.’s stockholders are not entitled to appraisal rights.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock during the six months ended June 30, 2019.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

Financial Results

On August 8, 2019, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended June 30, 2019. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
2.1 (H)	Master Transaction Agreement by and among DISH Network Corporation, BSS Merger Sub Inc., EchoStar Corporation, and EchoStar BSS Corporation, dated May 19, 2019.***
4.1 (H)
Joinder Agreement, dated as of June 12, 2019, to the Security Agreement dated as of June 8, 2011, by and between EchoStar BSS Corporation, EchoStar FSS L.L.C. and Wells Fargo Bank, National Association, as collateral agent.

4.2 (H)
Third Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 5.250% Senior Secured Notes due 2026, dated June 12, 2019, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.

4.3 (H)
Third Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 6.625% Senior Notes due 2026, dated as of June 12, 2019, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee.

4.4 (H)
Fifth Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 7⅝% Senior Notes due 2021, dated June 12, 2019, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee.

10.1 (H)	Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of April 30, 2019.**
99.1(I)	Press release dated August 8, 2019 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2019
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.
*** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request, subject to our right to request confidential treatment of any requested schedule or exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: August 8, 2019	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)