Form 10-Q
period 2019-09-30
EchoStar CORP
filed 2019-11-07
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019.

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

As of October 29, 2019, the registrant’s outstanding common stock consisted of 49,899,672 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•
significant risks related to the construction and operation of our satellites, such as the risk of not being able to timely complete the construction of or material malfunction on one or more of our satellites, changes in the space weather environment that could interfere with the operation of our satellites and our general lack of commercial insurance coverage on our satellites;

•
our ability to implement and/or realize benefits of our domestic and/or international investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions including, without limitation, the BSS Transaction (as defined herein);

•	lawsuits relating to the BSS Transaction could result in substantial costs;

•	our ability to realize the anticipated benefits of our current satellites and any future satellite we may construct or acquire;

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

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts) (Unaudited)

	As of
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,547,162	$928,306
Marketable investment securities, at fair value	1,000,165	2,282,152
Trade accounts receivable and contract assets, net (Note 3)	200,779	201,096
Trade accounts receivable - DISH Network	16,125	14,200
Inventory	83,397	75,379
Prepaids and deposits	63,210	57,691
Other current assets	17,382	18,539
Current assets of discontinued operations	5,866	3,486
Total current assets	2,934,086	3,580,849
Noncurrent assets:
Property and equipment, net	2,444,157	2,534,666
Operating lease right-of-use assets	112,263	—
Goodwill	504,173	504,173
Regulatory authorizations, net	426,189	430,039
Other intangible assets, net	33,188	44,231
Investments in unconsolidated entities	225,908	262,473
Other receivables - DISH Network	93,321	95,114
Other noncurrent assets, net	264,465	247,316
Noncurrent assets of discontinued operations	—	962,433
Total noncurrent assets	4,103,664	5,080,445
Total assets	$7,037,750	$8,661,294
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$122,319	$121,437
Trade accounts payable - DISH Network	714	1,698
Current portion of long-term debt and finance lease obligations	407	919,582
Contract liabilities	109,557	72,284
Accrued interest	37,039	45,350
Accrued compensation	42,810	54,242
Accrued taxes	17,465	16,013
Accrued expenses and other	126,865	64,395
Current liabilities of discontinued operations	4,565	50,136
Total current liabilities	461,741	1,345,137
Noncurrent liabilities:
Long-term debt and finance lease obligations, net	2,388,931	2,386,202
Deferred tax liabilities, net	331,498	287,420
Operating lease liabilities	94,332	—
Other noncurrent liabilities	77,333	80,304
Noncurrent liabilities of discontinued operations	—	406,757
Total noncurrent liabilities	2,892,094	3,160,683
Total liabilities	3,353,835	4,505,820
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 56,383,893 shares issued and 49,898,972 shares outstanding at September 30, 2019 and 54,142,566 shares issued and 47,657,645 shares outstanding at December 31, 2018	56	54
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both September 30, 2019 and December 31, 2018	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both of September 30, 2019 and December 31, 2018	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	3,251,808	3,702,522
Accumulated other comprehensive loss	(131,664)	(125,100)
Accumulated earnings	685,927	694,129
Treasury stock, at cost	(131,454)	(131,454)
Total EchoStar Corporation stockholders’ equity	3,674,721	4,140,199
Noncontrolling interests	9,194	15,275
Total stockholders’ equity	3,683,915	4,155,474
Total liabilities and stockholders’ equity	$7,037,750	$8,661,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenue:
Services and other revenue - DISH Network	$13,232	$17,054	$42,532	$57,410
Services and other revenue - other	393,305	382,374	1,169,459	1,101,111
Equipment revenue	65,725	56,846	175,084	150,134
Total revenue	472,262	456,274	1,387,075	1,308,655

Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	143,842	142,290	429,869	421,622
Cost of sales - equipment (exclusive of depreciation and amortization)	51,188	46,318	142,744	127,254
Selling, general and administrative expenses	122,676	107,540	384,152	314,040
Research and development expenses	6,136	6,544	19,411	20,328
Depreciation and amortization	122,374	115,325	361,619	338,737
Total costs and expenses	446,216	418,017	1,337,795	1,221,981
Operating income	26,046	38,257	49,280	86,674

Other income (expense):
Interest income	17,175	21,349	64,817	56,237
Interest expense, net of amounts capitalized	(49,865)	(54,878)	(156,813)	(164,038)
Gains (losses) on investments, net	8,295	2,873	28,087	31,606
Equity in earnings (losses) of unconsolidated affiliates, net	(3,209)	416	(14,317)	(2,651)
Other, net	(16,587)	(3,249)	(16,028)	(3,381)
Total other income (expense), net	(44,191)	(33,489)	(94,254)	(82,227)
Income (loss) from continuing operations before income taxes	(18,145)	4,768	(44,974)	4,447
Income tax benefit (provision), net	(5,016)	(7,963)	(12,607)	(8,275)
Net loss from continuing operations	(23,161)	(3,195)	(57,581)	(3,828)
Net income from discontinued operations	2,055	19,697	46,423	76,843
Net income (loss)	(21,106)	16,502	(11,158)	73,015
Less: Net income (loss) attributable to noncontrolling interests	(2,797)	450	(1,359)	1,292
Net income (loss) attributable to EchoStar Corporation common stock	$(18,309)	$16,052	$(9,799)	$71,723

Earnings per share - Class A and B common stock:
Basic loss from continuing operations per share	$(0.21)	$(0.04)	$(0.58)	$(0.05)
Total basic earnings (loss) per share	$(0.19)	$0.17	$(0.10)	$0.75
Diluted loss from continuing operations per share	$(0.21)	$(0.04)	$(0.58)	$(0.05)
Total diluted earnings (loss) per share	$(0.19)	$0.17	$(0.10)	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Net income (loss)	$(21,106)	$16,502	$(11,158)	$73,015
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,539)	(7,405)	(10,732)	(42,540)
Unrealized gains (losses) on available-for-sale securities and other	2,375	(120)	4,734	(105)
Amounts reclassified to net income (loss):
Realized gains on available-for-sale securities	—	(1)	(566)	(4)
Total other comprehensive income (loss), net of tax	(12,164)	(7,526)	(6,564)	(42,649)
Comprehensive income (loss)	(33,270)	8,976	(17,722)	30,366
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,797)	(140)	(1,359)	(97)
Comprehensive income (loss) attributable to EchoStar Corporation	$(30,473)	$9,116	$(16,363)	$30,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Amounts in thousands)
(Unaudited)

	Class A and B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Treasury Stock	Noncontrolling Interests	Total

Balance, June 30, 2018	$102	$3,689,180	$(154,011)	$792,278	$(98,162)	$14,865	$4,244,252
Issuances of Class A common stock:
Exercise of stock options	—	360	—	—	—	—	360
Employee Stock Purchase Plan	—	2,542	—	—	—	—	2,542
Stock-based compensation	—	2,661	—	—	—	—	2,661
R&D tax credits utilized by DISH Network	—	(61)	—	—	—	—	(61)
Other comprehensive loss	—	—	(6,936)	—	—	(590)	(7,526)
Net income	—	—	—	16,052	—	450	16,502
Balance, September 30, 2018	$102	$3,694,682	$(160,947)	$808,330	$(98,162)	$14,725	$4,258,730

Balance, June 30, 2019	$104	$3,777,499	$(119,500)	$704,236	$(131,454)	$12,066	$4,242,951
Issuances of Class A common stock:
Exercise of stock options	—	2,640	—	—	—	—	2,640
Employee Stock Purchase Plan	—	2,650	—	—	—	—	2,650
Stock-based compensation	—	2,287	—	—	—	—	2,287
R&D tax credits utilized by DISH Network	—	(13)	—	—	—	—	(13)
Purchase of noncontrolling interest	—	1,833	—	—	—	(1,833)	—
BSS Transaction (Note 5)	—	(535,103)	—	—	—	—	(535,103)
Other comprehensive loss	—	—	(12,164)	—	—	—	(12,164)
Net loss	—	—	—	(18,309)	—	(2,797)	(21,106)
Other, net	—	15	—	—	—	1,758	1,773
Balance, September 30, 2019	$104	$3,251,808	$(131,664)	$685,927	$(131,454)	$9,194	$3,683,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Amounts in thousands)
(Unaudited)

	Class A and B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Treasury Stock	Noncontrolling Interests	Total

Balance, December 31, 2017	$102	$3,669,461	$(130,154)	$721,316	$(98,162)	$14,822	$4,177,385
Cumulative effect of accounting changes as of January 1, 2018	—	—	10,467	14,658	—	—	25,125
Balance, January 1, 2018	102	3,669,461	(119,687)	735,974	(98,162)	14,822	4,202,510
Issuances of Class A common stock:
Exercise of stock options	—	4,405	—	—	—	—	4,405
Employee benefits	—	7,605	—	—	—	—	7,605
Employee Stock Purchase Plan	—	7,428	—	—	—	—	7,428
Stock-based compensation	—	7,771	—	—	—	—	7,771
R&D tax credits utilized by DISH Network	—	(1,859)	—	—	—	—	(1,859)
Other comprehensive loss	—	—	(41,260)	—	—	(1,389)	(42,649)
Net income	—	—	—	71,723	—	1,292	73,015
Other, net	—	(129)	—	633	—	—	504
Balance, September 30, 2018	$102	$3,694,682	$(160,947)	$808,330	$(98,162)	$14,725	$4,258,730

Balance, December 31, 2018	$102	$3,702,522	$(125,100)	$694,129	$(131,454)	$15,275	$4,155,474
Issuances of Class A common stock:
Exercise of stock options	2	64,141	—	—	—	—	64,143
Employee benefits	—	6,654	—	—	—	—	6,654
Employee Stock Purchase Plan	—	7,724	—	—	—	—	7,724
Stock-based compensation	—	7,120	—	—	—	—	7,120
R&D tax credits utilized by DISH Network	—	(432)	—	—	—	—	(432)
Purchase of noncontrolling interest	—	(833)	—	—	—	(6,480)	(7,313)
BSS Transaction (Note 5)	—	(535,103)	—	—	—	—	(535,103)
Other comprehensive loss	—	—	(6,564)	—	—		(6,564)
Net loss	—	—	—	(9,799)	—	(1,359)	(11,158)
Other, net	—	15	—	1,597	—	1,758	3,370
Balance, September 30, 2019	$104	$3,251,808	$(131,664)	$685,927	$(131,454)	$9,194	$3,683,915
The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(11,158)	$73,015
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	459,054	444,558
Equity in losses of unconsolidated affiliates, net	14,317	2,651
Amortization of debt issuance costs	4,882	5,910
(Gains) losses on investments, net	(28,087)	(33,524)
Stock-based compensation	7,120	7,771
Deferred tax provision	22,949	22,357
Dividend received from unconsolidated entity	2,716	5,000
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(5,439)	(35,811)
Trade accounts receivable - DISH Network	(28,779)	32,323
Inventory	(8,661)	10,667
Other current assets	(3,716)	(5,569)
Trade accounts payable	18,180	2,536
Trade accounts payable - DISH Network	(984)	(3,342)
Accrued expenses and other	65,245	19,450
Changes in noncurrent assets and noncurrent liabilities, net	1,303	(16,123)
Other, net	24,118	12,043
Net cash flows from operating activities	533,060	543,912
Cash flows from investing activities:
Purchases of marketable investment securities	(655,265)	(2,323,090)
Sales and maturities of marketable investment securities	1,988,078	1,331,225
Expenditures for property and equipment	(314,861)	(415,253)
Refunds and other receipts related to property and equipment	—	77,524
Expenditures for externally marketed software	(21,364)	(24,568)
Investment in unconsolidated entities	(7,503)	(991)
Dividend received from unconsolidated entity	2,284	—
Sale of investment in unconsolidated entity	—	1,558
Net cash flows from investing activities	991,369	(1,353,595)
Cash flows from financing activities:
Repayment of debt and finance lease obligations	(29,135)	(27,764)
Repurchase and maturity of debt	(920,923)	—
Purchase of noncontrolling interest	(7,313)	—
Repayment of in-orbit incentive obligations	(5,269)	(4,601)
Net proceeds from Class A common stock options exercised	64,143	4,424
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	7,724	7,428
Other, net	758	(530)
Net cash flows from financing activities	(890,015)	(21,043)
Effect of exchange rates on cash and cash equivalents	(411)	(3,449)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	634,003	(834,175)
Cash and cash equivalents, including restricted amounts, beginning of period	929,495	2,432,249
Cash and cash equivalents, including restricted amounts, end of period	$1,563,498	$1,598,074

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$161,766	$170,303
Cash paid for income taxes	$2,119	$3,369

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

We are a global provider of broadband satellite technologies, broadband internet services for home and small to medium-sized business customers, satellite operations and satellite services. We also deliver innovative network technologies, managed services and communications solutions for aeronautical, enterprise and government customers. We primarily operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband internet services to domestic and international home and small to medium-sized business customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to service providers, aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and/or occasional-use basis to United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

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

In May 2019, we and one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), entered into a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”). Pursuant to the terms of the Master Transaction Agreement, on September 10, 2019: (i) we transferred to BSS Corp. certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily relating to the portion of our ESS satellite services business that manages, markets and provides (1) broadcast satellite services primarily to DISH and its subsidiaries (together with DISH, “DISH Network”) and our joint venture Dish Mexico, S. de R.L. de C.V., (“Dish Mexico”) and its subsidiaries and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”); (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and DISH owns and operates the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

The BSS Transaction was structured in a manner intended to be tax-free to us and our stockholders for U.S. federal income tax purposes. In connection with the BSS Transaction, we and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assumed liabilities, respectively. Additionally, we and DISH and certain of our and their subsidiaries (i) entered into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property and the provision of transitional services, (ii) terminated certain previously existing agreements, and (iii) amended certain existing agreements and entered into certain new agreements pursuant to which we and DISH Network will obtain and provide certain products, services and rights from and to each other.

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS business segment. The BSS Transaction has been accounted for as a spin-off to our shareholders as the Company did not receive any consideration. As a result, the operating results of the BSS Business have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 5 for further discussion of our discontinued operations.

During 2017, we and certain of our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. We, and certain of our subsidiaries, received all the shares of the Hughes Retail Preferred Tracking Stock previously issued by us and one of our subsidiaries (together, the “Tracking Stock”) in exchange for 100% of the equity interests of certain of our subsidiaries that held substantially all of our former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following the consummation of the Share Exchange, we no longer operate our former EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated. As a result of the Share Exchange, the operating results of the EchoStar Technologies businesses were presented as discontinued operations in our historical consolidated financial statements in our Form 10-K.

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
(Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

Recently Adopted Accounting Pronouncements

Leases

We adopted Accounting Standard Update (“ASU”) No. 2016-02 - Leases (Topic 842), as amended, or Accounting Standard Codification (“ASC 842”), as of January 1, 2019. The primary impact of ASC 842 on our consolidated financial statements is the recognition of right-of-use assets and related liabilities on our consolidated balance sheet for operating leases where we are the lessee. We elected to apply the requirements of the new standard on January 1, 2019 and we have not restated our consolidated financial statements for prior periods. Consequently, certain amounts reported in our Condensed Consolidated Balance Sheet as of September 30, 2019 are not comparable to those reported as of December 31, 2018 or earlier dates. Our adoption of ASC 842 did not have a material impact on the results of our operations or on our cash flows for the three and nine months ended September 30, 2019.

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

Except for the new requirement to recognize assets and liabilities on the balance sheet for operating leases where we are the lessee, under our ASC 842 transition method we continue to apply prior accounting standards to leases that commenced prior to 2019. We fully apply ASC 842 requirements only to leases that commenced or were modified on or after January 1, 2019. We elected certain practical expedients under our transition method, including elections to not reassess (i) whether a contract is or contains a lease and (ii) the classification of existing leases. We also elected not to apply hindsight in determining whether optional renewal periods should be included in the lease term, which in some instances may impact the initial measurement of the lease liability and the calculation of straight-line expense over the lease term for operating leases. As a result of our transition elections, there was no change in our recognition of revenue and expense for leases that commenced prior to 2019. In addition, the application of ASC 842 requirements to new and modified leases did not materially affect our recognition of revenue or expenses for the three and nine months ended September 30, 2019.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our adoption of ASC 842 resulted in the following adjustments from our continuing operations to our Condensed Consolidated Balance Sheet as of December 31, 2018 (amounts in thousands):

	Balance December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019

Prepaids and deposits	$57,691	$(28)	$57,663
Operating lease right-of-use assets	$—	$120,358	$120,358
Other noncurrent assets, net	$247,316	$(7,272)	$240,044
Total assets	$8,661,294	$113,058	$8,774,352
Accrued expenses and other	$64,395	$17,453	$81,848
Operating lease liabilities	$—	$100,085	$100,085
Other noncurrent liabilities	$80,304	$(3,871)	$76,433
Total liabilities	$4,505,820	$113,667	$4,619,487
Accumulated earnings	$694,129	$(609)	$693,520
Total stockholders’ equity	$4,155,474	$(609)	$4,154,865
Total liabilities and stockholders’ equity	$8,661,294	$113,058	$8,774,352

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

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers. We identify and determine the classification of such leases as operating leases or sales-type leases based on the criteria discussed above for lessees. A lease is classified as a sales-type lease if it meets the above criteria for a finance lease; otherwise it is classified as an operating lease. Some of our leases are embedded in contracts with customers that include non-lease performance obligations. For such contracts, except where we have elected otherwise as discussed below, we allocate consideration in the contract between lease and non-lease components based on their relative standalone selling prices. We have elected an accounting policy, as permitted by ASC 842, to not separate the lease of equipment from related services in our HughesNet satellite internet service (the “HughesNet service”) contracts with consumers. We account for all revenue from such contracts as non-lease service revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Information About Contract Balances

The following table provides information about our contract balances from our continuing operations with customers, including amounts for certain embedded leases (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Trade accounts receivable:
Sales and services	$163,006	$154,415
Leasing	3,013	7,990
Total	166,019	162,405
Contract assets	60,012	55,295
Allowance for doubtful accounts	(25,252)	(16,604)
Total trade accounts receivable and contract assets, net	$200,779	$201,096

Trade accounts receivable - DISH Network:
Sales and services	$12,272	$12,274
Leasing	3,853	1,926
Total trade accounts receivable - DISH Network, net	$16,125	$14,200

Contract liabilities:
Current	$109,557	$72,284
Noncurrent	10,730	10,133
Total contract liabilities	$120,287	$82,417

For the nine months ended September 30, 2019, we recognized revenue of $67.3 million that was previously included in the contract liability balance at December 31, 2018.

Our bad debt expense was $3.2 million and $8.6 million for the three months ended September 30, 2019 and 2018, respectively, and $23.2 million and $16.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2019, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.1 billion. We expect to recognize approximately 37.8% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectibility of all amounts due through the term of contracts is uncertain.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

In the following tables, revenue from our continuing operations is disaggregated by segment, primary geographic market, nature of the products and services and transactions with major customers. See Note 4 for additional information about revenue associated with leases.

Geographic Information

The following table disaggregates revenue from customer contracts attributed to our North America (the U.S. and its territories, Mexico and Canada), South and Central America and other foreign locations (Asia, Africa, Australia, Europe, and the Middle East) as well as by segment, based on the location where the goods or services are provided (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended September 30, 2019
North America	$389,264	$4,098	$4,323	$397,685
South and Central America	31,747	—	106	31,853
All other	42,724	—	—	42,724
Total revenue	$463,735	$4,098	$4,429	$472,262

For the three months ended September 30, 2018
North America	$373,460	$6,802	$4,607	$384,869
South and Central America	27,593	—	103	27,696
All other	43,709	—	—	43,709
Total revenue	$444,762	$6,802	$4,710	$456,274

For the nine months ended September 30, 2019
North America	$1,129,491	$11,873	$13,934	$1,155,298
South and Central America	89,005	—	349	89,354
All other	142,423	—	—	142,423
Total revenue	$1,360,919	$11,873	$14,283	$1,387,075

For the nine months ended September 30, 2018
North America	$1,072,187	$22,562	$13,932	$1,108,681
South and Central America	75,813	—	275	76,088
All other	123,886	—	—	123,886
Total revenue	$1,271,886	$22,562	$14,207	$1,308,655

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended September 30, 2019
Equipment	$21,106	$—	$—	$21,106
Services	385,477	2,737	1,732	389,946
Design, development and construction services	42,328	—	—	42,328
Revenue from sales and services	448,911	2,737	1,732	453,380
Lease revenue	14,824	1,361	2,697	18,882
Total revenue	$463,735	$4,098	$4,429	$472,262

For the three months ended September 30, 2018
Equipment	$40,222	$—	$—	$40,222
Services	337,585	5,766	1,383	344,734
Design, development and construction services	16,624	—	—	16,624
Revenue from sales and services	394,431	5,766	1,383	401,580
Lease revenue	50,331	1,036	3,327	54,694
Total revenue	$444,762	$6,802	$4,710	$456,274

For the nine months ended September 30, 2019
Equipment	$77,663	$—	$—	$77,663
Services	1,147,868	7,953	5,185	1,161,006
Design, development and construction services	93,254	—	—	93,254
Revenue from sales and services	1,318,785	7,953	5,185	1,331,923
Lease revenue	42,134	3,920	9,098	55,152
Total revenue	$1,360,919	$11,873	$14,283	$1,387,075

For the nine months ended September 30, 2018
Equipment	$103,458	$—	$—	$103,458
Services	975,647	17,632	4,291	997,570
Design, development and construction services	46,676	—	—	46,676
Revenue from sales and services	1,125,781	17,632	4,291	1,147,704
Lease revenue	146,105	4,930	9,916	160,951
Total revenue	$1,271,886	$22,562	$14,207	$1,308,655

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    LEASES

Lessee Disclosures

Our operating leases consist primarily of leases for office space, data centers and satellite ground facilities. We recognized right-of-use assets and lease liabilities for such leases in connection with our adoption of ASC 842 as of January 1, 2019 (see Note 2). We report operating lease right-of-use assets in Operating lease right-of-use assets and we report the current and noncurrent portions of our operating lease liabilities in Accrued expenses and other and Operating lease liabilities, respectively. Our finance leases consist primarily of leases of satellite capacity. We report finance lease right-of-use assets in Property and equipment, net and we report the current and noncurrent portions of our finance lease liabilities in Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations, net, respectively. Our Condensed Consolidated Balance Sheets includes the following amounts for right-of-use assets and lease liabilities from our continuing operations as of September 30, 2019 (amounts in thousands):

As of September 30, 2019

Right-of-use assets:
Operating	$112,263
Finance	328,519
Total right-of-use assets	$440,782

Lease liabilities:
Current:
Operating	$15,394
Finance	407
Noncurrent:
Operating	94,332
Finance	793
Total lease liabilities	$110,926

As of September 30, 2019, we have prepaid our obligations regarding most of our finance right-of-use assets. Finance lease assets from our continuing operations that have a corresponding liability are reported net of accumulated amortization of $50.9 million as of September 30, 2019.

The following tables detail components of lease cost and weighted average lease terms and discount rates for operating leases and finance leases from our continuing operations (amounts in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019

Lease cost:
Operating lease cost	$6,078	$18,355
Finance lease cost:
Amortization of right-of-use assets	6,506	19,656
Interest on lease liabilities	46	135
Short-term lease cost	105	381
Variable lease cost	2,426	5,818
Total lease cost	$15,161	$44,345

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2019

Lease term and discount rate:
Weighted average remaining lease term (in years):
Finance leases	1.90
Operating leases	10.09

Weighted average discount rate:
Finance leases	11.47%
Operating leases	6.18%

The following table details cash flows for operating leases and finance leases from our continuing operations (amounts in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,880	$17,297
Operating cash flows from finance leases	$46	$135
Financing cash flows from finance leases	$168	$505

We obtained right-of-use assets in exchange for lease liabilities of $1.1 million and $2.5 million upon commencement of operating leases for the three and nine months ended September 30, 2019, respectively.

The following table presents maturities of our lease liabilities from our continuing operations as of September 30, 2019 (amounts in thousands):

	Operating Leases	Finance Leases	Total

Year ending December 31,
2019 (remainder)	$5,988	$174	$6,162
2020	20,734	636	21,370
2021	17,326	493	17,819
2022	14,993	96	15,089
2023	14,073	—	14,073
After 2023	80,796	—	80,796
Total lease payments	153,910	1,399	155,309
Less: Interest	(44,184)	(199)	(44,383)
Present value of lease liabilities	$109,726	$1,200	$110,926

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lessor Disclosures

We report revenue from sales-type leases at the commencement date in Equipment revenue and we report periodic interest income on sales-type lease receivables in Services and other revenue. We report operating lease revenue in Services and other revenue. The following table details our lease revenue from our continuing operations as follows (amounts in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019

Sales-type lease revenue:
Revenue at lease commencement	$2,291	$4,167
Interest income	206	716

Operating lease revenue	16,385	50,269
Total lease revenue	$18,882	$55,152

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $5.6 million as of September 30, 2019.

The following table presents maturities of our operating lease payments from our continuing operations as of September 30, 2019 (amounts in thousands):

Amounts

Year ending December 31,
2019 (remainder)	$11,199
2020	36,154
2021	33,352
2022	31,912
2023	30,241
After 2023	151,284
Total lease payments	$294,142

Property and equipment, net as of September 30, 2019 and Depreciation and amortization for the three and nine months then ended included the following amounts for assets subject to operating leases from our continuing operations (amounts in thousands):

	As of September 30, 2019			For the three months ended September 30, 2019	For the nine months ended September 30, 2019
	Cost	Accumulated Depreciation	Net	Depreciation Expense

Customer premises equipment	$1,322,084	$(999,186)	$322,898	$45,546	$138,197
Satellites	104,620	(29,616)	75,004	1,802	5,277
Real estate	47,061	(15,909)	31,152	232	697
Total	$1,473,765	$(1,044,711)	$429,054	$47,580	$144,171

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Discontinued Operations

Following the consummation of the BSS Transaction in September 2019, we no longer operate the BSS Business, which was a substantial portion of our ESS business segment. The BSS Transaction has been accounted for as a spin-off to our shareholders as the Company did not receive any consideration. As a result, the operating results of the BSS Business have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.

The following table presents the operating results of our discontinued operations (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenue:
Services and other revenue - DISH Network	$54,297	$70,805	$195,942	$234,425
Services and other revenue - other	4,512	5,874	16,261	17,622
Total revenue	58,809	76,679	212,203	252,047
Costs and Expenses:
Cost of equipment, services and other	7,315	9,721	28,057	30,291
Selling, general and administrative expenses	5,322	(50)	8,610	(201)
Depreciation and amortization	27,048	35,230	97,435	105,821
Total costs and expenses	39,685	44,901	134,102	135,911
Operating income	19,124	31,778	78,101	116,136
Other Income (Expense):
Interest expense	(4,767)	(7,208)	(17,865)	(22,333)
Total other income (expense), net	(4,767)	(7,208)	(17,865)	(22,333)
Income from discontinued operations before income taxes	14,357	24,570	60,236	93,803
Income tax benefit (provision), net	(12,302)	(4,873)	(13,813)	(16,960)
Net income (loss) from discontinued operations	$2,055	$19,697	$46,423	$76,843

Expenditures for property and equipment of our discontinued operations totaled $0.3 million and de minimis three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the aggregate carrying amounts of assets and liabilities of our discontinued operations (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Assets
Trade accounts receivable and contract assets, net	$5,866	$—
Prepaids and deposits	—	3,486
Current assets of discontinued operations	5,866	3,486
Property and equipment, net	—	880,242
Regulatory authorizations, net	—	65,615
Other noncurrent assets, net	—	16,576
Noncurrent assets of discontinued operations	—	962,433
Total assets of discontinued operations	$5,866	$965,919

Liabilities:
Trade accounts payable	$661	$—
Current portion of finance lease obligations	—	39,995
Accrued interest	—	2,066
Accrued expenses and other	3,904	8,075
Current liabilities of discontinued operations	4,565	50,136
Finance lease obligations	—	187,002
Deferred tax liabilities, net	—	178,513
Other noncurrent liabilities	—	41,242
Noncurrent liabilities of discontinued operations	—	406,757
Total liabilities of discontinued operations	$4,565	$456,893

NOTE 6.    EARNINGS PER SHARE

We present basic earnings or losses per share (“EPS”) and diluted EPS for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing Net income (loss) attributable to EchoStar Corporation common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 3.7 million as of September 30, 2019 and 5.0 million shares as of September 30, 2018.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Net loss from continuing operations	$(20,364)	$(3,645)	$(56,222)	$(5,120)
Net income from discontinued operations	2,055	19,697	46,423	76,843
Net income (loss) attributable to EchoStar Corporation common stock	$(18,309)	$16,052	$(9,799)	$71,723

Weighted-average common shares outstanding:
Class A and B common stock:
Basic	97,455	96,166	96,426	96,049
Dilutive impact of stock awards outstanding	—	—	—	—
Diluted	97,455	96,166	96,426	96,049

Earnings (loss) per share:
Class A and B common stock:
Basic:
Continuing operations	$(0.21)	$(0.04)	$(0.58)	$(0.05)
Discontinued operations	0.02	0.21	0.48	0.80
Total basic earnings (loss) per share	$(0.19)	$0.17	$(0.10)	$0.75
Diluted:
Continuing operations	$(0.21)	$(0.04)	$(0.58)	$(0.05)
Discontinued operations	0.02	0.21	0.48	0.80
Total diluted earnings (loss) per share	$(0.19)	$0.17	$(0.10)	$0.75

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    OTHER COMPREHENSIVE INCOME (LOSS) AND RELATED TAX EFFECTS

The changes in the balances of Accumulated other comprehensive loss by component were as follows (amounts in thousands):

	Cumulative Foreign Currency Translation Losses	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss

Balance, December 31, 2017	$(119,430)	$(10,801)	$77	$(130,154)
Cumulative effect of accounting changes as of January 1, 2018	—	10,467	—	10,467
Balance, January 1, 2018	(119,430)	(334)	77	(119,687)
Other comprehensive income (loss) before reclassifications	(41,151)	(277)	172	(41,256)
Amounts reclassified to net income	—	(4)	—	(4)
Other comprehensive income (loss)	(41,151)	(281)	172	(41,260)
Balance, September 30, 2018	$(160,581)	$(615)	$249	$(160,947)

Balance, December 31, 2018	$(121,693)	$(1,574)	$(1,833)	$(125,100)
Other comprehensive income (loss) before reclassifications	(10,732)	3,299	1,435	(5,998)
Amounts reclassified to net income	—	(566)	—	(566)
Other comprehensive income (loss)	(10,732)	2,733	1,435	(6,564)
Balance, September 30, 2019	$(132,425)	$1,159	$(398)	$(131,664)

The amounts reclassified to net income related to unrealized gain (loss) on available-for-sale securities in the table above are included in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations.

Except in unusual circumstances, we do not recognize tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions. We do not recognize tax effects on unrealized gains or losses on available-for-sale securities until such gains or losses are realized.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    MARKETABLE INVESTMENT SECURITIES

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments summarized in the table below (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Marketable investment securities:
Debt securities:
Corporate bonds	$758,654	$1,735,653
Other debt securities	216,958	464,997
Total debt securities	975,612	2,200,650
Equity securities	35,332	90,976
Total marketable investment securities	1,010,944	2,291,626
Less: Restricted marketable investment securities	10,779	9,474
Total marketable investment securities	$1,000,165	$2,282,152

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

A summary of our available-for-sale debt securities, exclusive of securities where we have elected the fair value option, is presented in the table below (amounts in thousands):

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

As of September 30, 2019
Corporate bonds	$748,815	$1,150	$(6)	$749,959
Other debt securities	216,943	15	—	216,958
Total available-for-sale debt securities	$965,758	$1,165	$(6)	$966,917
As of December 31, 2018
Corporate bonds	$1,689,093	$318	$(1,896)	$1,687,515
Other debt securities	464,993	7	(3)	464,997
Total available-for-sale debt securities	$2,154,086	$325	$(1,899)	$2,152,512

As of September 30, 2019, we have $966.9 million of available-for-sale debt securities with contractual maturities of one year or less and nil with contractual maturities greater than one year.

As of September 30, 2019 and December 31, 2018, corporate bonds where we have elected the fair value option have a fair value of $8.7 million and $48.1 million, respectively. We recognized gains of $1.9 million and losses of $14.9 million on these securities for the three months ended September 30, 2019 and 2018, respectively, and gains of $6.4 million and $8.2 million on these securities for the nine months ended September 30, 2019 and 2018, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies. Gains (losses) on investments, net related to equity securities that we held each period were $8.5 million and $19.7 million for the three months ended September 30, 2019 and 2018, respectively, and $51.8 million and $25.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Sales of Available-for-Sale Securities

Proceeds from sales of our available-for-sale securities, including securities accounted for using the fair value option, were nil and $436.0 million for the three and nine months ended September 30, 2019, and $150.9 million for each of the three and nine months ended September 30, 2018, respectively. Sales of securities accounted for using the fair value option do not result in gains or losses because we recognize unrealized gains and losses on such securities prior to the time of sale.

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below (amounts in thousands). Certain of our investments in debt and equity instruments have historically experienced and are likely to continue experiencing volatility. As of September 30, 2019 and December 31, 2018, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total

Debt securities:
Corporate bonds	$—	$758,654	$758,654	$—	$1,735,653	$1,735,653
Other debt securities	10,779	206,179	216,958	9,474	455,523	464,997
Total debt securities	10,779	964,833	975,612	9,474	2,191,176	2,200,650
Equity securities	28,521	6,811	35,332	85,298	5,678	90,976
Total marketable investment securities	$39,300	$971,644	$1,010,944	$94,772	$2,196,854	$2,291,626

NOTE 9.    INVENTORY

Our inventory consisted of the following (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Raw materials	$5,441	$4,856
Work-in-process	10,869	13,901
Finished goods	67,087	56,622
Total inventory	$83,397	$75,379

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    PROPERTY AND EQUIPMENT

Property and equipment from our continuing operations consisted of the following (amounts in thousands):

	Depreciable Life In Years	As of
		September 30, 2019	December 31, 2018

Land	—	$28,914	$33,571
Buildings and improvements	1 to 40	113,494	170,816
Furniture, fixtures, equipment and other	1 to 12	807,142	791,035
Customer premises equipment	2 to 4	1,322,084	1,159,977
Satellites - owned	2 to 15	1,763,770	1,760,252
Satellites - acquired under finance leases	10 to 15	376,321	385,592
Construction in progress	—	388,189	307,026
Total property and equipment		4,799,914	4,608,269
Accumulated depreciation		(2,355,757)	(2,073,603)
Property and equipment, net		$2,444,157	$2,534,666

Construction in progress consisted of the following (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Progress amounts for satellite construction	$348,106	$277,583
Satellite related equipment	25,027	13,001
Other	15,056	16,442
Construction in progress	$388,189	$307,026

Construction in progress as of September 30, 2019 included our EchoStar XXIV satellite. In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise broadband services. In the first quarter of 2019, Maxar Technologies Inc. (“Maxar”), the parent company of Space Systems/Loral, LLC (“SSL”), the manufacturer of our EchoStar XXIV satellite, announced that, although it will continue to operate its geostationary communications satellite business, it intends to adjust its organization to better align costs with revenue. SSL has indicated to us that it intends to meet its contractual obligations regarding the timely manufacture and delivery of the EchoStar XXIV satellite. However, if SSL fails to meet or is delayed in meeting these obligations for any reason, including if Maxar decides to significantly modify its geostationary communications satellite business, such failure could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of the manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

We recorded capitalized interest related to our satellites, satellite payloads and related ground facilities under construction of $6.1 million and $4.6 million for the three months ended September 30, 2019 and 2018, respectively, and $16.4 million and $13.8 million for the nine months ended September 30, 2019 and 2018, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation expense associated with our property and equipment from our continuing operations consisted of the following (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Buildings and improvements	$1,385	$2,895	$4,624	$8,825
Furniture, fixtures, equipment and other	22,114	20,580	66,438	61,333
Customer premises equipment	49,074	43,584	142,541	129,907
Satellites	38,998	37,557	115,919	106,785
Total depreciation expense	$111,571	$104,616	$329,522	$306,850

Satellites depreciation expense includes amortization of satellites under finance lease agreements of $6.4 million and $5.5 million for the three months ended September 30, 2019 and 2018, respectively, and $19.3 million and $13.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Satellites

As of September 30, 2019, our satellite fleet consisted of nine satellites, six of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. We depreciate our leased satellites on a straight-line basis over their respective lease terms. In connection with the BSS Transaction, seven of our owned satellites and the leases for two of our leased satellites were transferred to DISH Network.

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of September 30, 2019.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life In Years
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
EchoStar IX (2)(3)	ESS	August 2003	121 W	12
EchoStar XXI	Corporate and Other	June 2017	10.25 E	15
EUTELSAT 10A (“W2A”) (4)	Corporate and Other	April 2009	10 E	—

Capital Leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
EchoStar 105/SES-11	ESS	October 2017	105 W	15

(1)	Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”).

(2)	See Note 18 for discussion of related party transactions with DISH Network.

(3)	Fully depreciated assets as of December 31, 2015.

(4)
The Company acquired the S-band payload on this satellite, which prior to the acquisition in December 2013, experienced an anomaly at the time of the launch. As a result, the S-band payload is not fully operational.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the nine months ended September 30, 2019. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

We historically have not carried in-orbit insurance on our satellites because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain only for our SPACEWAY 3 and EchoStar XVII satellites insurance or other contractual arrangements during the commercial in-orbit service of such satellite. We were required pursuant to such agreements to maintain similar insurance or other contractual arrangements for the EchoStar XVI satellite, which we transferred to DISH Network pursuant to the BSS Transaction. Our other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case-by-case basis.

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

NOTE 11.    GOODWILL, REGULATORY AUTHORIZATIONS AND OTHER INTANGIBLE ASSETS

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

As of September 30, 2019 and December 31, 2018, all of our goodwill related to our continuing operations was assigned to reporting units. We test this goodwill for impairment annually in the second quarter. Based on our impairment testing in the second quarter of 2019, our goodwill is considered to be not impaired.

Regulatory Authorizations

Regulatory authorizations included amounts with both finite and indefinite useful lives. As of September 30, 2019 and December 31, 2018, regulatory authorization balances, net of accumulated amortization, from our continuing operations were $426.2 million and $430.0 million, respectively.

Other Intangible Assets

As of September 30, 2019 and December 31, 2018, accumulated amortization for our other intangible assets was $328.1 million and $317.1 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.     INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value.

Our investments in these unconsolidated entities consisted of the following (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Investments in unconsolidated entities:
Equity method	$166,623	$182,035
Other equity investments without a readily determinable fair value	59,285	80,438
Total investments in unconsolidated entities	$225,908	$262,473

We measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. During the nine months ended September 30, 2019, we recorded a $28.7 million reduction to the carrying amount of one of our investments based on circumstances that indicated the fair value of the investment was less than its carrying amount. There were no similar reductions during the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, we did not identify any observable price changes requiring an adjustment to our investments.

See Note 18 for additional information about Dish Mexico, Deluxe/EchoStar LLC (“Deluxe”) and Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”).

NOTE 13.    LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The following table summarizes the carrying amounts and fair values of our long-term debt and finance lease obligations from our continuing operations (amounts in thousands):

	Effective Interest Rate	As of
		September 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$—	$—	$920,836	$932,696
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	806,295	750,000	695,865
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	973,908	900,000	934,902
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	815,273	750,000	696,353
Less: Unamortized debt issuance costs		(11,862)	—	(16,757)	—
Subtotal		2,388,138	$2,595,476	3,304,079	$3,259,816
Finance lease obligations		1,200		1,705
Total debt and finance lease obligations		2,389,338		3,305,784
Less: Current portion		(407)		(919,582)
Long-term debt and finance lease obligations, net		$2,388,931		$2,386,202

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and nine months ended September 30, 2019, we repurchased nil and $11.5 million, respectively, of our 6 1/2% Senior Secured Notes due 2019 in open market trades. The outstanding balance of the 6 1/2% Senior Secured Notes due 2019 matured in June 2019.

NOTE 14.    INCOME TAXES

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

Our income tax provision from our continuing operations was $5.0 million for the three months ended September 30, 2019 compared to $8.0 million for the three months ended September 30, 2018. Our estimated effective income tax rate was (27.6)% and 167.0% for the three months ended September 30, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2019 were primarily due to the increase in our valuation allowance associated with certain foreign losses and by the impact of state and local taxes partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2018 were primarily due to the change in our valuation allowance associated with unrealized gains that are capital in nature.

Our income tax provision from our continuing operations was $12.6 million for the nine months ended September 30, 2019 compared to $8.3 million for the nine months ended September 30, 2018. Our estimated effective income tax rate was (28.0)% and 186.1% for the nine months ended September 30, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2019 were primarily due to the increase in our valuation allowance associated with certain foreign losses and by the impact of state and local taxes partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits. For the year ended December 31, 2018, we recorded a tax provision of nil related to the tax on deemed mandatory repatriation of our unrepatriated foreign earnings. As a result of the release of new treasury regulations in June 2019, we have recorded additional tax expense of $1.5 million on deemed mandatory repatriation of certain deferred foreign earnings. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2018 were primarily due to research and experimentation credits and the change in our valuation allowance associated with unrealized gains that are capital in nature, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses.

NOTE 15.    STOCK-BASED COMPENSATION

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors, employees, consultants and advisors. Stock awards under these plans may include both performance-based and non-performance based stock incentives. We granted stock options and other incentive awards to our employees and nonemployee directors to acquire 35,240 and 27,590 shares of our Class A common stock during the three months ended September 30, 2019 and 2018, respectively, and 190,320 and 211,326 shares of our Class A common stock during the nine months ended September 30, 2019 and 2018, respectively. In connection with the BSS Transaction, we adjusted options that were unexercised and outstanding as of the date of the Distribution, which resulted in an increase in the number of such options.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

Total noncash, stock-based compensation expense for all of our employees from our continuing operations is shown in the following table for the three and nine months ended September 30, 2019 and 2018, respectively, and was assigned to the same expense categories as the base compensation for such employees (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Research and development expenses	$110	$162	$352	$503
Selling, general and administrative expenses	2,185	2,477	6,731	7,204
Total stock-based compensation	$2,295	$2,639	$7,083	$7,707

As of September 30, 2019, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $10.1 million.

NOTE 16.    COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2019 and December 31, 2018, our satellite-related obligations from our continuing operations were $439.1 million and $529.9 million, respectively. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; non-lease costs associated with our finance lease satellites; and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Separation Agreement, Share Exchange and BSS Transaction

In connection with our spin-off from DISH in 2008 (the “Spin-off”), we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we assumed certain liabilities that relate to our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, we will generally only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. Additionally, in connection with the Share Exchange and BSS Transaction, we entered into the Share Exchange Agreement and the Master Transaction Agreement, respectively, and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between us and DISH Network for, in the case of the Share Exchange, certain pre-existing liabilities and legal proceedings and, in the case of the BSS Transaction, certain losses with respect to breaches of certain representations and covenants and certain liabilities.

Litigation

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable and to determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made. There can be no assurance that legal proceedings against us will be resolved in amounts that will not differ from the amounts of our recorded accruals. Legal fees and other costs of defending legal proceedings are charged to expense as incurred.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015 and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit $21.1 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. Elbit initially requested an award of approximately $13.9 million of attorneys’ fees. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on May 8, 2019. On June 25, 2019, the Federal Circuit issued an Opinion and Order affirming the court’s judgment and holding that it did not yet have jurisdiction to review the court’s decision to award attorney’s fees. On August 8, 2019, HNS filed a combined petition for panel rehearing or rehearing en banc with the Federal Circuit, which was denied on September 10, 2019. In an order dated September 18, 2019, the District Court questioned the attorneys’ fees calculations proposed by both parties and asked for further briefing, which the parties submitted on October 25, 2019. As a result of the Federal Circuit’s rulings, as of September 30, 2019, we have recorded an accrual of $33.7 million, reflecting the $21.1 million jury verdict and $12.6 million of pre- and post-judgment interest, costs, attorney’s fees, pre-verdict supplemental damages and post-verdict damages through the 073 patent’s expiration. As of December 31, 2018, we recorded an accrual of $3.2 million with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our officer, David J. Rayner; EchoStar Corporation; HSS; our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar Corporation’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our board of directors to approve the BSS

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. We intend to vigorously defend this case. We cannot predict its outcome with any degree of certainty.

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 1999, HCIPL’s license was amended pursuant to a new government policy that eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees, interest on such fees and penalties and interest on the penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times over the following twelve years. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. As of March 31, 2018, the DOT had assessed HCIPL $4.2 million for additional license fees and $17.8 million for interest, penalties and interest on penalties. On October 24, 2019, the Supreme Court of India issued an order affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties. We expect the DOT will issue an updated assessment that could possibly have additional interest, penalties and interest on penalties in light of the Supreme Court’s recent decision. As of September 30, 2019 and December 31, 2018, we have recorded an accrual of $22.0 million and $1.3 million, respectively. The eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17.    SEGMENT REPORTING

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We primarily operate in two business segments, Hughes and ESS, as described in Note 1. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS business segment.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents revenue, EBITDA and capital expenditures for each of our operating segments from our continuing operations (amounts in thousands). Capital expenditures are net of refunds and other receipts related to property and equipment and exclude capital expenditures from discontinued operations of $0.3 million and de minimis three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended September 30, 2019
External revenue	$463,735	$3,772	$4,756	$472,262
Intersegment revenue	—	326	(326)	—
Total revenue	$463,735	$4,098	$4,429	$472,262
EBITDA	$155,940	$1,791	$(18,015)	$139,716
Capital expenditures	$76,572	$—	$18,583	$95,155

For the three months ended September 30, 2018
External revenue	$444,762	$6,802	$4,710	$456,274
Intersegment revenue	—	—	—	—
Total revenue	$444,762	$6,802	$4,710	$456,274
EBITDA	$164,135	$4,687	$(15,650)	$153,172
Capital expenditures	$110,550	$18	$56,576	$167,144

For the nine months ended September 30, 2019
External revenue	$1,360,919	$11,058	$15,098	$1,387,075
Intersegment revenue	—	815	(815)	—
Total revenue	$1,360,919	$11,873	$14,283	$1,387,075
EBITDA	$448,837	$5,006	$(43,843)	$410,000
Capital expenditures	$224,483	$—	$89,868	$314,351

For the nine months ended September 30, 2018
External revenue	$1,271,527	$22,562	$14,566	$1,308,655
Intersegment revenue	359	—	(359)	—
Total revenue	$1,271,886	$22,562	$14,207	$1,308,655
EBITDA	$452,982	$15,478	$(18,767)	$449,693
Capital expenditures	$285,352	$(76,757)	$129,030	$337,625

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles total consolidated EBITDA to reported Income (loss) from continuing operations before income taxes in our Condensed Consolidated Statements of Operations (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

EBITDA	$139,716	$153,172	$410,000	$449,693
Interest income and expense, net	(32,690)	(33,529)	(91,996)	(107,801)
Depreciation and amortization	(122,374)	(115,325)	(361,619)	(338,737)
Net income attributable to noncontrolling interests	(2,797)	450	(1,359)	1,292
Income (loss) from continuing operations before income taxes	$(18,145)	$4,768	$(44,974)	$4,447

NOTE 18.    RELATED PARTY TRANSACTIONS

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

In connection with and following the Spin-off, the Share Exchange and the BSS Transaction, we and DISH Network entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us; and we and DISH Network indemnify each other against certain liabilities arising from our respective businesses. Generally, the amounts we or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Telesat Obligation Agreement. In September 2009, we entered into an agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). We transferred the Telesat Transponder Agreement to DISH Network as part of the BSS Transaction; however, we retained certain obligations related to DISH Network’s performance under that agreement. In September 2019, we and DISH Network entered into an agreement whereby DISH Network compensates us for retaining such obligations.

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

100 Inverness Lease Agreement. Effective March 2017, DISH Network is licensed to use certain of our space at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, either party has the right to terminate this agreement upon 30 days’ notice. In connection with the BSS Transaction, we transferred to DISH Network the Englewood Satellite Operations Center located at 100 Inverness Terrace East, including any equipment, hardware licenses, software, processes, software licenses, furniture and technical documentation associated with the satellites transferred in the BSS Transaction.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

General and Administrative Expenses — DISH Network

Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, which all expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, we and DISH Network agreed that we continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Mr. Vivek Khemka, who was then employed as DISH Network’s Executive Vice President and Chief Technology Officer, provided services to us during portions of 2016 and through February 2017 pursuant to the Professional Services Agreement as President -- EchoStar Technologies L.L.C. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from us (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, we amended the Amended and Restated Professional Services Agreement to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. The term of the Amended and Restated Professional S

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ervices Agreement is through January 2020 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH Network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

Cheyenne Lease Agreement. Effective March 2017, we lease from DISH Network certain space at 530 EchoStar Drive in Cheyenne, Wyoming for a period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one year period ending in February 2020. In connection with the BSS Transaction, we transferred the Cheyenne Satellite Operations Center, including any equipment, software licenses, and furniture located within, to DISH Network and amended this lease to provide us with certain space for the Cheyenne Satellite Access Center for a period ending in September 2021, with the option for us to renew for a one year period upon 180 days’ written notice prior to the end of the term.

American Fork Occupancy License Agreement. Effective March 2017, we subleased from DISH Network certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We exercised our option to renew this sublease for a five-year period ending in August 2022. We and DISH Network amended this sublease to, among other things, terminate this sublease in March 2019.

Share Exchange Employee Matters Agreement. Effective March 2017, in connection with the Share Exchange, we and DISH Network entered into an employee matters agreement that addressed the transfer of employees from us to DISH Network, including certain benefit and compensation matters and the allocation of responsibility for employee related liabilities relating to current and past employees of the transferred businesses. DISH Network assumed employee-related liabilities relating to the transferred businesses as part of the Share Exchange, except that we are responsible for certain existing employee related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to DISH Network in connection with the Share Exchange.

BSS Transaction Employee Matters Agreement. Effective September 2019, in connection with the BSS Transaction , we and DISH Network entered into an employee matters agreement that addressed the transfer of employees from us to DISH Network, including certain benefit and compensation matters and the allocation of responsibility for employee related liabilities relating to current and past employees of the BSS Business. DISH Network assumed employee-related liabilities relating to the BSS Business as part of the BSS Transaction, except that we are responsible for certain pre-BSS Transaction compensation and benefits for employees transferring to DISH Network in connection with the BSS Transaction.

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provides us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provides us with renewal options for four consecutive years. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to EchoStar in Monee, Illinois and Spokane, Washington through August 2022. We generally may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provides us with certain additional collocation space in Cheyenne,

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Wyoming for a period ending in September 2020, with the option for us to renew for a one-year period, with prior written notice no more than 120 days but no less than 90 days prior to the end of the term. The fees for the services provided under these agreements depend on the number of racks leased at the location.

Also in connection with the BSS Transaction, in September 2019, we entered into an agreement pursuant to which DISH Network will provide us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing no later than October 2020, with four three-year renewal terms, with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

Other Agreements — DISH Network

Master Transaction Agreement. In May 2019, we and BSS Corp. entered into the Master Transaction Agreement with DISH and Merger Sub with respect to the BSS Transaction. Pursuant to the terms of the Master Transaction Agreement, on September 10, 2019: (i) we transferred the BSS Business to BSS Corp.; (ii) we completed the Distribution; and (iii) immediately after the Distribution, (1) BSS Corp. became a wholly-owned subsidiary of DISH such that DISH owns and operates the BSS Business and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Common Stock. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. The Master Transaction Agreement contained customary representations and warranties by us and DISH Network, including our representations relating to the assets, liabilities and financial condition of the BSS Business, and representations by DISH Network relating to its financial condition and liabilities.  We and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. See Note 1 for further information.

Satellite and Tracking Stock Transaction. In February 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and our subsidiary, Hughes Satellite Systems Corporation (“HSS”), issued the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services from us as discussed above on these five satellites (collectively, the “Satellite and Tracking Stock Transaction.”) The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect.

Share Exchange Agreement. On January 31, 2017, we and certain of our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries, pursuant to which, on February 28, 2017, we received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange, we no longer operate the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, we transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contained customary representations and warranties by the parties, including representations by us related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. We and DISH Network also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by us or DISH causes the transaction to be taxable to the other party after closing. See Note 1 for further information.

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. Either party

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $3.7 million and $6.4 million for the three months ended September 30, 2019 and 2018, respectively, and $13.2 million and $26.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Share Exchange Intellectual Property and Technology License Agreement. Effective March 2017, in connection with the Share Exchange, we and DISH Network entered into an intellectual property and technology license agreement (“IPTLA”) pursuant to which we and DISH Network license to each other certain intellectual property and technology. The IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the IPTLA, we granted to DISH Network a license to our intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the businesses acquired pursuant to the Share Exchange, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark. In addition, DISH Network granted a license back to us, among other things, for the continued use of all intellectual property and technology that is used in our retained businesses but the ownership of which was transferred to DISH Network pursuant to the Share Exchange.

BSS Transaction Intellectual Property and Technology License Agreement. Effective September 2019, in connection with the BSS Transaction, we and DISH Network entered into an intellectual property and technology license agreement (the “BSS IPTLA”) pursuant to which we and DISH Network license to each other certain intellectual property and technology. The BSS IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the BSS IPTLA, we granted to DISH Network a license to our intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the BSS Business acquired pursuant to the BSS Transaction, including a limited license to use the “ESS” and “ECHOSTAR SATELLITE SERVICES” trademarks during a transition period.  EchoStar retains full ownership of the “ESS” and “ECHOSTAR SATELLITE SERVICES” trademarks. In addition, DISH Network granted a license back to us, among other things, for the continued use of all intellectual property and technology that is used in our retained businesses but the ownership of which was transferred to DISH Network pursuant to the BSS Transaction.

TT&C Agreement.  In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provides TT&C services to us for a period ending in September 2021, with the option for us to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “TT&C Agreement”). The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  Either party is able to terminate the TT&C Agreement for any reason upon 12 months’ notice.

Share Exchange Tax Matters Agreement. Effective March 2017, in connection with the Share Exchange, we and DISH entered into a tax matters agreement. This agreement governs certain of our rights, responsibilities and obligations with respect to taxes of the transferred businesses pursuant to the Share Exchange. Generally, we are responsible for all tax returns and tax liabilities for the transferred businesses and assets for periods prior to the Share Exchange and DISH Network is responsible for all tax returns and tax liabilities for the transferred businesses and assets from and after the Share Exchange. Both we and DISH Network made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange. Both we and DISH Network have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party. In addition, DISH Network has agreed to indemnify us if the transferred businesses are acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment. The tax matters agreement supplements the Tax Sharing Agreement outlined below, which continues in full force and effect.

BSS Transaction Tax Matters Agreement. Effective September 2019, in connection with the BSS Transaction, we, BSS Corp. and DISH entered into a tax matters agreement. This agreement governs certain of our rights, responsibilities and obligations with respect to taxes of the BSS Business transferred pursuant to the BSS Transaction. Generally, we are responsible for all tax returns and tax liabilities for the BSS Business for periods prior to the BSS Transaction and DISH is responsible for all tax returns and tax liabilities for the BSS Business from and after the BSS Transaction.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Both we and DISH made certain tax-related representations and are subject to various tax-related covenants after the consummation of the BSS Transaction. Both we and DISH Network have agreed to indemnify each other for certain losses if there is a breach of any the tax representations or violation of any of the tax covenants in the tax matters agreement and that breach or violation results in the failure of the BSS Transaction being treated as a transaction that is tax-free for EchoStar or its stockholders for U.S. federal income tax purposes. In addition, DISH Network has agreed to indemnify us if the BSS Business is acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons, where either it took an action, or knowingly facilitated, consented to or assisted with an action by its stockholders, that resulted in the failure of the BSS Transaction being treated as a transaction that is tax-free for EchoStar and its stockholders for U.S. federal income tax purposes. The tax matters agreement supplements the Share Exchange Tax Matters Agreement outlined above and the Tax Sharing Agreement outlined below, which continue in full force and effect.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our approximately 43.3% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25.4%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2019. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying Condensed Consolidated Financial Statements.

Dish Mexico

We own 49.0% of Dish Mexico, an entity that provides direct-to-home satellite services in Mexico. We provided certain satellite services to Dish Mexico; following the consummation of the BSS Transaction, we no longer provide these services. See Note 12 for additional information about our investments in unconsolidated entities.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe, a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.9 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, we had trade accounts receivable from Deluxe of $0.6 million and $0.8 million, respectively. See Note 12 for additional information about our investments in unconsolidated entities.

Broadband Connectivity Solutions

In August 2018, we entered into an agreement with Yahsat to establish a new entity, BCS, to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100.0 million in cash in exchange for a 20.0% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS. We recognized revenue from BCS for such services and equipment of $1.7 million and $6.2 million for the three and nine months ended September 30, 2019,

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively. As of September 30, 2019 and December 31, 2018, we had trade accounts receivable from BCS of $2.4 million and $3.4 million, respectively. See Note 12 for additional information about our investments in unconsolidated entities.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat’s satellites. Mr. William David Wade, who joined our board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of nil for both the three and nine months ended September 30, 2019 and 2018, respectively.

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, served as a member of the board of directors of Global IP from September 2017 until April 2019 and continues to serve as an executive advisor to the Chief Executive Officer of Global IP. In August 2018, we and Global IP amended the agreement to (i) change certain of the equipment and services to be provided to Global IP; (ii) modify certain payment terms; (iii) provide Global IP an option to use one of our test lab facilities; and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We recognized revenue under this agreement of nil for both the three and nine months ended September 30, 2019, respectively, and $5.9 million and $6.5 million for the three and nine months ended September 30, 2018, respectively. As of both September 30, 2019 and December 31, 2018, we are owed $7.5 million from Global IP.

TerreStar Solutions

DISH Network owns more than 15.0% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $2.0 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively, and $10.2 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of both September 30, 2019 and December 31, 2018, we had trade accounts receivable from TSI of $2.3 million.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined our board of directors in March 2019, served as a consultant and advisor to Maxar and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture of our EchoStar IX, EchoStar XI, EchoStar XIV, EchoStar XVI, EchoStar XVII, EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites and for the timely manufacture and delivery and certain other services for our EchoStar XXIV satellite with an expected launch date in 2021. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $12.1 million and $78.9 million for the three and nine months ended September 30, 2019, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Discontinued Operations

The following agreements were terminated or transferred to DISH Network as part of the BSS Transaction and EchoStar has no further obligations and has earned no additional revenue or incurred no additional expense, as applicable, under these agreements or investments after the consummation of the BSS Transaction on September 10, 2019. Historical transactions under this agreement are reported in Net income from discontinued operations in our Condensed Consolidated Statements of Operations (see Note 5).

Satellite Capacity Leased to DISH Network. We entered into certain agreements to lease satellite capacity pursuant to which we provided satellite services to DISH Network on certain satellites owned or leased by us. The fees for the services provided under these agreements depended, among other things, upon the orbital location of the applicable satellite, the number of transponders that provided services on the applicable satellite and the length of the service arrangements.

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. In March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.

EchoStar XII. DISH Network leased satellite capacity from us on the EchoStar XII satellite.

EchoStar XVI. In December 2009, we entered into an agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network leased satellite capacity from us on the EchoStar XVI satellite since January 2013.

Nimiq 5 Agreement. In addition to the Telesat Transponder Agreement, in September 2009, we entered into an agreement with DISH Network, pursuant to which DISH Network leased satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”). Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service.

QuetzSat-1 Agreement. In November 2008, we entered into an agreement to lease satellite capacity from SES Latin America, which provided, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leased from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location. In February 2013, we and DISH Network entered into an agreement pursuant to which we leased back from DISH Network certain satellite capacity on five DBS transponders on the QuetzSat-1 satellite.

TT&C Agreement. Effective January 2012, we entered into a TT&C agreement pursuant to which we provided TT&C services to DISH Network, which we subsequently amended (the “TT&C Agreement”). The fees for services provided under the TT&C Agreement were calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which varied depending on the nature of the services provided.

Real Estate Leases to DISH Network. We entered into lease agreements pursuant to which DISH Network leased certain real estate from us. The rent on a per square foot basis each of the leases was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and DISH Network was responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.

Santa Fe Lease Agreement.  DISH Network leased from us all of 5701 S. Santa Fe Dr., Littleton, Colorado.

Cheyenne Lease Agreement.  Prior to the Share Exchange, we leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, we transferred ownership of a portion of this property to DISH Network and we and DISH Network amended this agreement to, among other things, provide for a continued lease to DISH Network of the portion of the property we retained (the “Cheyenne Data Center”). In connection with the BSS Transaction, we transferred the Cheyenne Data Center to DISH Network.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Real Estate Leases from DISH Network. We entered into a lease agreement pursuant to which we leased certain real estate from DISH Network. The rent on a per square foot basis was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases, and, we were responsible for our portion of the taxes, insurance, utilities and maintenance of the premises. Effective March 2017 we leased from DISH Network certain space at 801 N. DISH Dr. in Gilbert, Arizona. In connection with the BSS Transaction, we transferred the Gilbert Satellite Operations Center, including any equipment, software, processes, software licenses, hardware licenses, furniture, and technical documentation located within, to DISH Network and terminated this lease.

NOTE 19.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

The following table presents the noncash investing and financing activities (amounts in thousands):

	For the nine months ended September 30,
	2019	2018

Employee benefits paid in Class A common stock	$6,654	$7,605
Increase (decrease) in capital expenditures included in accounts payable, net	$(15,083)	$17,058
Noncash net assets exchanged for BSS Transaction (Note 5)	$535,211	$—

Restricted Cash and Cash Equivalents

The beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows included restricted cash and cash equivalents of $1.2 million and $16.3 million, respectively, for the nine months ended September 30, 2019 and $0.8 million each for the nine months ended September 30, 2018. These amounts are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Fair Value of In-Orbit Incentives

As of September 30, 2019 and December 31, 2018, the fair values of our in-orbit incentive obligations from our continuing operations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $57.1 million and $57.9 million, respectively.

Contract Acquisition and Fulfillment Costs

Unamortized contract acquisition costs totaled $112.5 million and $103.6 million as of September 30, 2019 and December 31, 2018, respectively, and related amortization expense totaled $23.8 million and $22.0 million for the three months ended September 30, 2019 and 2018, respectively, and $70.4 million and $64.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Unamortized contract fulfillment costs were $3.0 million as of each of September 30, 2019 and December 31, 2018 and related amortization expense was de minimis for the three and nine months ended September 30, 2019 and 2018, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Research and Development

The table below summarizes the research and development costs incurred in connection with customers’ orders included in cost of sales and other expenses we incurred for research and development (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Cost of sales	$6,564	$5,555	$18,275	$18,443
Research and development	$6,136	$6,544	$19,411	$20,328

Capitalized Software Costs

As of September 30, 2019 and December 31, 2018, the net carrying amount of externally marketed software was $99.7 million and $96.8 million, respectively, of which $33.1 million and $28.8 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $6.0 million and $9.6 million for the three months ended September 30, 2019 and 2018, respectively, and $21.4 million and $24.6 million for the nine months ended September 30, 2019 and 2018, respectively. We recorded amortization expense relating to the development of externally marketed software of $6.2 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively, and $18.4 million and $16.9 million for the nine months ended September 30, 2019 and 2018, respectively. The weighted average useful life of our externally marketed software was three years as of September 30, 2019.

Supplemental Cash Flows from Discontinued Operations

Significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations for the nine months ended September 30, 2019 and 2018 are as below:

	For the nine months ended September 30,
	2019	2018

Operating Activities
Net income from discontinued operations	$46,423	$76,843
Depreciation and amortization	$97,435	$105,821

Investing Activities
Expenditures for property and equipment	$(510)	$(104)

Financing Activities
Repayment of lease obligations	$29,588	$26,545
Repayment of in-orbit incentive obligations	$3,440	$3,245

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

EXECUTIVE SUMMARY

EchoStar is a global provider of broadband satellite technologies, broadband internet services for home and small to medium-sized business customers, satellite operations and satellite services. We also deliver innovative network technologies, managed services and communications solutions for aeronautical, enterprise and government customers.

In May 2019, we and one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), entered into a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”). Pursuant to the terms of the Master Transaction Agreement, on September 10, 2019: (i) we transferred to BSS Corp. certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily relating to the portion of our ESS satellite services business that manages, markets and provides (1) broadcast satellite services primarily to DISH Network Corporation (“DISH”) and its subsidiaries (together with DISH, “DISH Network”) and our joint venture Dish Mexico, S. de R.L. de C.V., (“Dish Mexico”) and its subsidiaries and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”); (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and DISH owns and operates the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”). Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS business segment. The BSS Transaction has been accounted for as a spin-off to our shareholders as the Company did not receive any consideration. As a result, the operating results of the BSS Business have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.

The BSS Transaction was structured in a manner intended to be tax-free to us and our stockholders for U.S. federal income tax purposes. In connection with the BSS Transaction, we and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. Additionally, we and DISH and certain of our and their subsidiaries (i) entered into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property and the provision of transitional services, (ii) terminated certain previously existing agreements, and (iii) amended certain existing agreements and entered into certain new agreements pursuant to which we and DISH Network will obtain and provide certain products, services and rights from and to each other.

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

the shares of the Hughes Retail Preferred Tracking Stock previously issued by us and one of our subsidiaries (together, the “Tracking Stock”) in exchange for 100% of the equity interests of certain of our subsidiaries that held substantially all of our former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following the consummation of the Share Exchange, we no longer operate our former EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated. See Note 4 in the notes to our Consolidated Financial Statements in Item 15 of our Form 10-K for further discussion of our discontinued operations related to the Share Exchange.

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

Highlights from our financial results are as follows:

2019 Third Quarter Consolidated Results of Operations

•	Revenue of $472.3 million

•	Operating income of $26.0 million

•	Net loss from continuing operations of $23.2 million

•	Net loss attributable to EchoStar common stock of $18.3 million and basic loss per share of common stock of $0.19

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $139.7 million (see reconciliation of this non-GAAP measure on page 56)

Consolidated Financial Condition as of September 30, 2019

•	Total assets of $7.0 billion

•	Total liabilities of $3.3 billion

•	Total stockholders’ equity of $3.7 billion

•	Cash, cash equivalents and current marketable investment securities of $2.5 billion

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband internet services to home and small to medium-sized business customers and broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to consumers, aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

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

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite) and additional satellite capacity acquired from third-party providers to provide services to our customers. Growth of our subscriber base continues to be constrained in areas where we are nearing or have reached maximum capacity.  While these constraints are expected to be resolved when we launch new satellites, we continue to focus on subscriber growth in the areas where we have available capacity.

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

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as aeronautical and enterprise broadband services. In the first quarter of 2019, Maxar Technologies Inc. (“Maxar”), the parent company of Space Systems/Loral, LLC (“SSL”), the manufacturer of our EchoStar XXIV satellite, announced that, although it will continue to operate its geostationary communications satellite business, it intends to adjust its organization to better align costs with revenue. SSL has indicated to us that it intends to meet its contractual obligations regarding the timely manufacture and delivery of the EchoStar XXIV satellite. However, if SSL fails to meet or is delayed in meeting these obligations for any reason, including if Maxar decides to significantly modify its geostationary communications satellite business, such failure could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of the manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

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

We continue our efforts to expand our consumer satellite services business outside of the U.S. In April 2014, we entered into a 15-year agreement with Eutelsat do Brasil for Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite. We began delivering high-speed consumer satellite broadband services in Brazil in July 2016. Additionally, in September 2015, we entered into 15-year agreements with affiliates of Telesat Canada for Ka-band capacity on the Telesat T19V satellite located at the 63 degree west longitude orbital location, which was launched in July 2018. Telesat T19V was placed in service during the fourth quarter of 2018 and augmented the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America. We currently provide satellite broadband internet service in several Central and South American countries, and expect to launch similar services in other Central and South American countries.

Our subscriber numbers as of September 30, 2019, June 30, 2019 and December 31, 2018 are approximately as follows:

	As of
	September 30, 2019	June 30, 2019	December 31, 2018
Broadband subscribers	1,437,000	1,415,000	1,361,000

	For the three months ended
	September 30, 2019	June 30, 2019
Net additions	22,000	26,000

Our broadband subscribers include customers that subscribe to our HughesNet services in North, Central and South America through retail, wholesale and small/medium enterprise service channels. During the third quarter of 2019, we had net additions of approximately 22,000 new subscribers. Our gross subscriber additions increased by approximately 10,000 compared to the second quarter of 2019. Our net subscriber additions for the quarter ended September 30, 2019 decreased by 4,000 compared to the quarter ended June 30, 2019 reflecting higher churn in the third quarter compared to the second quarter of 2019.

As of both September 30, 2019 and December 31, 2018, our Hughes segment had $1.4 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ESS Segment

Our ESS segment provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX and EchoStar 105/SES-11 satellites and related infrastructure. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Our ESS segment, like others in the fixed satellite services industry, has encountered, and may continue to encounter, negative pressure on transponder rates and demand.

As of September 30, 2019 and December 31, 2018, our ESS segment had contracted revenue backlog of $12.2 million and $5.8 million respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

S-Band Strategy

We intend to explore the development of S-band technologies that we expect will reduce the cost of satellite communications for internet of things, machine-to-machine communications, public protection, disaster relief and other end-to-end services worldwide. We believe that our products and services will be integrated into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. In December 2013, we acquired EchoStar Mobile Limited (“EML”), an entity based in Dublin, Ireland, which is licensed by the European Union and its member states (“EU”) to provide mobile satellite service and complementary ground component services covering the EU using S-band spectrum. EML’s services in the EU are supported by our EchoStar XXI satellite, which was placed into service in November 2017, and the EUTELSAT 10A (“W2A”) payload. In October 2019, we acquired Sirion Global Pty Ltd., which we have renamed EchoStar Global Australia Pty Ltd (“EchoStar Global”), which holds global S-band non-geostationary satellite orbit spectrum rights for mobile satellite service. As of September 30, 2019, we have no material future commitments in connection with these acquisitions.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and nine months ended September 30, 2019. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table presents our consolidated results of operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 (amounts in thousands):

	For the three months ended September 30,		Variance
Statements of Operations Data (1)	2019	2018	Amount	%

Revenue:
Services and other revenue - DISH Network	$13,232	$17,054	$(3,822)	(22.4)
Services and other revenue - other	393,305	382,374	10,931	2.9
Equipment revenue	65,725	56,846	8,879	15.6
Total revenue	472,262	456,274	15,988	3.5
Costs and expenses:
Cost of sales - services and other	143,842	142,290	1,552	1.1
% of total services and other revenue	35.4%	35.6%
Cost of sales - equipment	51,188	46,318	4,870	10.5
% of total equipment revenue	77.9%	81.5%
Selling, general and administrative expenses	122,676	107,540	15,136	14.1
% of total revenue	26.0%	23.6%
Research and development expenses	6,136	6,544	(408)	(6.2)
% of total revenue	1.3%	1.4%
Depreciation and amortization	122,374	115,325	7,049	6.1
Total costs and expenses	446,216	418,017	28,199	6.7
Operating income	26,046	38,257	(12,211)	(31.9)

Other income (expense):
Interest income	17,175	21,349	(4,174)	(19.6)
Interest expense, net of amounts capitalized	(49,865)	(54,878)	5,013	9.1
Gains (losses) on investments, net	8,295	2,873	5,422	*
Equity in earnings (losses) of unconsolidated affiliates, net	(3,209)	416	(3,625)	*
Other, net	(16,587)	(3,249)	(13,338)	*
Total other income (expense), net	(44,191)	(33,489)	(10,702)	(32.0)
Income (loss) from continuing operations before income taxes	(18,145)	4,768	(22,913)	*
Income tax benefit (provision), net	(5,016)	(7,963)	(2,947)	37.0
Net loss from continuing operations	(23,161)	(3,195)	(19,966)	*
Net income from discontinued operations	2,055	19,697	(17,642)	(89.6)
Net income (loss)	(21,106)	16,502	(37,608)	*
Less: Net income (loss) attributable to noncontrolling interests	(2,797)	450	(3,247)	*
Net income (loss) attributable to EchoStar Corporation common stock	$(18,309)	$16,052	$(34,361)	*

Other data:
EBITDA (2)	$139,716	$153,172	$(13,456)	(8.8)
Subscribers, end of period	1,437,000	1,332,000	105,000	7.9
*    Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 68 and 69 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable generally accepted accounting principles (“U.S. GAAP”) measure in the accompanying financial statements, is included on page 56. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 69.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following discussion relates to our continuing operations for the three months ended September 30, 2019 and 2018 unless otherwise stated.

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $13.2 million for the three months ended September 30, 2019, a decrease of $3.8 million or 22.4%, compared to the same period in 2018. The decrease was primarily attributable to a continued decrease in our residential wholesale broadband services in our Hughes segment.

Services and other revenue - other.  Services and other revenue - other totaled $393.3 million for the three months ended September 30, 2019, an increase of $10.9 million or 2.9%, compared to the same period in 2018.

Services and other revenue - other from our Hughes segment for the three months ended September 30, 2019 increased by $13.9 million, or 3.7%, to $390.1 million compared to the same period in 2018.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $24.3 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $11.3 million.

Services and other revenue - other from our ESS segment for the three months ended September 30, 2019 decreased by $2.6 million, or 43.6%, to $3.4 million compared to the same period in 2018.  The decrease was due to a net decrease in transponder services provided to third parties.

Equipment revenue.  Equipment revenue totaled $65.7 million for the three months ended September 30, 2019, an increase of $8.9 million or 15.6%, compared to the same period in 2018.  The increase was from our Hughes segment and is mainly due to increases in hardware sales of $10.3 million to our domestic enterprise customers and $3.8 million to our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales of $5.1 million to our international enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $143.8 million for the three months ended September 30, 2019, an increase of $1.6 million or 1.1%, compared to the same period in 2018. The increase was from our Hughes segment primarily attributable to an increase in the costs of broadband services provided to our consumer customers supporting the increase in number of subscribers and revenue in both the domestic and international markets, partially offset by a decrease in the costs of broadband services provided to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $51.2 million for the three months ended September 30, 2019, an increase of $4.9 million or 10.5%, compared to the same period in 2018. The increase was from our Hughes segment and primarily attributable to an increase in hardware sales to our domestic enterprise customers and our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales to our international enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $122.7 million for the three months ended September 30, 2019, an increase of $15.1 million or 14.1%, compared to the same period in 2018. The increase was primarily attributable to increases in marketing and promotional expenses of $7.9 million from our Hughes segment mainly associated with our consumer business and $8.6 million related to certain legal proceedings.

Depreciation and amortization.  Depreciation and amortization expenses totaled $122.4 million for the three months ended September 30, 2019, an increase of $7.0 million or 6.1%, compared to the same period in 2018.  The increase was primarily from our Hughes segment and due to increases in depreciation expense of $5.5 million relating to our customer premises equipment and $1.4 million relating to the EchoStar XIX and Telesat T19V satellites.

Interest income.  Interest income totaled $17.2 million for the three months ended September 30, 2019, a decrease of $4.2 million or 19.6%, compared to the same period in 2018 primarily attributable to a decrease in yield percentage in 2019 compared to 2018 and a result of the decrease in cash and cash equivalents and current marketable investment securities in 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $49.9 million for the three months ended September 30, 2019, a decrease of $5.0 million or 9.1%, compared to the same period in 2018.  The decrease was primarily due to a decrease of $17.2 million in interest expense and in amortization of deferred financing cost as a result of the repurchase and maturity of HSS’ 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”). The decrease was also attributable to an increase of $1.5 million in capitalized interest relating to the construction of the EchoStar XXIV satellite. The decreases were partially offset by an increase of $13.6 million in interest expense associated with certain legal proceedings.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $8.3 million in gains for the three months ended September 30, 2019, an increase of $5.4 million, compared to the same period in 2018. The increase was primarily attributable to an increase in gains on certain marketable equity and debt securities that we account for using the fair value option.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $3.2 million in loss for the three months ended September 30, 2019, an increase in loss of $3.6 million compared to the same period in 2018.

Other, net.  Other, net totaled $16.6 million in loss for the three months ended September 30, 2019, an increase in loss of $13.3 million, compared to the same period in 2018. The increase in loss was primarily due to a higher unfavorable foreign exchange impact of $11.0 million for the three months ended September 30, 2019 compared to the same period in 2018.

Income tax benefit (provision), net.  Income tax provision was $5.0 million for the three months ended September 30, 2019 compared to an income tax benefit of $8.0 million for the three months ended September 30, 2018. Our effective income tax rate was (27.6)% and 167.0% for the three months ended September 30, 2019 and 2018, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2019 were primarily due to the increase in our valuation allowance associated with certain foreign losses and by the impact of state and local taxes partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2018 were primarily due to the change in our valuation allowance associated with unrealized gains that are capital in nature.

Net income (loss) attributable to EchoStar Corporation common stock.  Net income attributable to EchoStar Corporation common stock totaled $18.3 million for the three months ended September 30, 2019, a decrease of $34.4 million compared to the same period in 2018 as set forth in the following table (amounts in thousands):

Amounts

Net income attributable to EchoStar Corporation for the three months ended September 30, 2018	$16,052
Decrease in operating income, including depreciation and amortization	(12,211)
Decrease in interest income	(4,174)
Decrease in interest expense, net of amounts capitalized	5,013
Increase in gains on investments, net	5,422
Increase in equity in losses of unconsolidated affiliates, net	(3,625)
Decrease in other income	(13,338)
Decrease in income tax provision, net	2,947
Decrease in net income from discontinued operations	(17,642)
Decrease in net income attributable to noncontrolling interests	3,247
Net loss attributable to EchoStar Corporation for the three months ended September 30, 2019	$(18,309)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying condensed consolidating financial statements (amounts in thousands):

	For the three months ended September 30,		Variance
	2019	2018	Amount	%

Net income (loss)	$(21,106)	$16,502	$(37,608)	*
Interest income and expense, net	32,690	33,529	(839)	(2.5)
Income tax provision, net	5,016	7,963	(2,947)	(37.0)
Depreciation and amortization	122,374	115,325	7,049	6.1
Net (income) loss from discontinued operations	(2,055)	(19,697)	(17,642)	89.6
Net (income) loss attributable to noncontrolling interests	2,797	(450)	3,247	*
EBITDA	$139,716	$153,172	$(13,456)	(8.8)
*    Percentage is not meaningful.

EBITDA was $139.7 million for the three months ended September 30, 2019, a decrease of $13.5 million or 8.8%, compared to the same period in 2018.  The decrease was primarily due to (i) a decrease of $13.3 million in other income, (ii) an increase of $3.6 million in equity in losses of unconsolidated affiliates, net and (iii) a decrease of $1.9 million in operating income, excluding depreciation and amortization and net loss attributable to noncontrolling interests. The decrease was partially offset by an increase of $5.4 million in gains on investments, net of losses and write-downs.

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 (amounts in thousands). Capital expenditures exclude capital expenditures from discontinued operations of $0.3 million and de minimis three months ended September 30, 2019 and 2018, respectively.

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended September 30, 2019
Total revenue	$463,735	$4,098	$4,429	$472,262
Capital expenditures	$76,572	$—	$18,583	$95,155
EBITDA	$155,940	$1,791	$(18,015)	$139,716

For the three months ended September 30, 2018
Total revenue	$444,762	$6,802	$4,710	$456,274
Capital expenditures	$110,550	$18	$56,576	$167,144
EBITDA	$164,135	$4,687	$(15,650)	$153,172

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the three months ended September 30,		Variance
	2019	2018	Amount	%

Total revenue	$463,735	$444,762	$18,973	4.3
Capital expenditures	$76,572	$110,550	$(33,978)	(30.7)
EBITDA	$155,940	$164,135	$(8,195)	(5.0)

Total revenue for the three months ended September 30, 2019 increased by $19.0 million, or 4.3%, compared to the same period in 2018.  The increase was primarily due to a net increase of $20.3 million in sales of broadband services to our consumer customers and net increases in hardware sales of $5.2 million to our enterprise customers and $3.8 million to our mobile satellite systems customers. The increase was partially offset by a decrease in sales of broadband services to our enterprise customers of $11.3 million.

Capital expenditures for the three months ended September 30, 2019 decreased by $34.0 million, or 30.7%, compared to the same period in 2018, primarily due to net decreases in capital expenditures associated with the construction and infrastructure of our satellites and in our consumer and enterprise businesses.

EBITDA for the three months ended September 30, 2019 was $155.9 million, a decrease of $8.2 million, or 5.0%, compared to the same period in 2018.  The change in EBITDA was primarily attributable to an increase of $12.6 million in gross margins, which was offset by increases in (i) expense of $8.6 million related to certain legal proceedings, (ii) foreign exchange with an unfavorable impact of $8.1 million, and (iii) marketing and promotional expenses of $7.9 million mainly associated with our consumer business.

ESS Segment

	For the three months ended September 30,		Variance
	2019	2018	Amount	%

Total revenue	$4,098	$6,802	$(2,704)	(39.8)
Capital expenditures	$—	$18	$(18)	(100.0)
EBITDA	$1,791	$4,687	$(2,896)	(61.8)

Total revenue for the three months ended September 30, 2019 decreased by $2.7 million or 39.8%, compared to the same period in 2018, due to a net decrease in transponder services provided to third parties.

EBITDA for the three months ended September 30, 2019 was $1.8 million, an increase of $2.9 million, or 61.8%, compared to the same period in 2018, primarily due to the decrease in ESS revenue.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Corporate and Other

	For the three months ended September 30,		Variance
	2019	2018	Amount	%

Total revenue	$4,429	$4,710	$(281)	(6.0)
Capital expenditures	$18,583	$56,576	$(37,993)	(67.2)
EBITDA	$(18,015)	$(15,650)	$(2,365)	15.1

Capital expenditures for the three months ended September 30, 2019 decreased by $38.0 million, or 67.2%, compared to the same period in 2018, primarily due to decreases in satellite expenditures on the EchoStar XXIV satellite.

EBITDA for the three months ended September 30, 2019 was a loss of $18.0 million, an increase in loss of $2.4 million or 15.1% compared to the same period in 2018. The increase in loss was largely attributable to a higher unfavorable foreign exchange impact of $2.9 million, a decrease in equity in earnings from our investment in unconsolidated entities of $2.2 million and an increase of $2.5 million in general and administrative expenses primarily related to strategic transactions. The increase in loss was partially offset by an increase in gains of $5.5 million on certain marketable equity and debt securities that we account for using the fair value option.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table presents our consolidated results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (amounts in thousands):

	For the nine months ended September 30,		Variance
Statements of Operations Data (1)	2019	2018	Amount	%

Revenue:
Services and other revenue - DISH Network	$42,532	$57,410	$(14,878)	(25.9)
Services and other revenue - other	1,169,459	1,101,111	68,348	6.2
Equipment revenue	175,084	150,134	24,950	16.6
Total revenue	1,387,075	1,308,655	78,420	6.0
Costs and expenses:
Cost of sales - services and other	429,869	421,622	8,247	2.0
% of total services and other revenue	35.5%	36.4%
Cost of sales - equipment	142,744	127,254	15,490	12.2
% of total equipment revenue	81.5%	84.8%
Selling, general and administrative expenses	384,152	314,040	70,112	22.3
% of total revenue	27.7%	24.0%
Research and development expenses	19,411	20,328	(917)	(4.5)
% of total revenue	1.4%	1.6%
Depreciation and amortization	361,619	338,737	22,882	6.8
Total costs and expenses	1,337,795	1,221,981	115,814	9.5
Operating income	49,280	86,674	(37,394)	(43.1)

Other income (expense):
Interest income	64,817	56,237	8,580	15.3
Interest expense, net of amounts capitalized	(156,813)	(164,038)	7,225	4.4
Gains (losses) on investments, net	28,087	31,606	(3,519)	(11.1)
Equity in earnings (losses) of unconsolidated affiliates, net	(14,317)	(2,651)	(11,666)	*
Other, net	(16,028)	(3,381)	(12,647)	*
Total other income (expense), net	(94,254)	(82,227)	(12,027)	(14.6)
Income (loss) from continuing operations before income taxes	(44,974)	4,447	(49,421)	*
Income tax benefit (provision), net	(12,607)	(8,275)	4,332	(52.4)
Net loss from continuing operations	(57,581)	(3,828)	53,753	*
Net income from discontinued operations	46,423	76,843	(30,420)	(39.6)
Net income (loss)	(11,158)	73,015	(84,173)	*
Less: Net income (loss) attributable to noncontrolling interests	(1,359)	1,292	(2,651)	*
Net income (loss) attributable to EchoStar Corporation common stock	$(9,799)	$71,723	$(81,522)	*

Other data:
EBITDA (2)	$410,000	$449,693	$(39,693)	(8.8)
Subscribers, end of period	1,437,000	1,332,000	105,000	7.9
*    Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 68 and 69 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements, is included on page 62. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 69.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following discussion relates to our continuing operations for the nine months ended September 30, 2019 and 2018 unless otherwise stated.

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $42.5 million for the nine months ended September 30, 2019, a decrease of $14.9 million or 25.9%, compared to the same period in 2018.

Services and other revenue - DISH Network from our Hughes segment for the nine months ended September 30, 2019 decreased by $13.7 million, or 34.9%, to $25.6 million compared to the same period in 2018.  The decrease was primarily attributable to a continued decrease in our residential wholesale broadband services.

Services and other revenue - DISH Network from our ESS segment for the nine months ended September 30, 2019 decreased by $1.6 million, or 41.4%, to $2.2 million compared to the same period in 2018.  The decrease was primarily due to a decrease of $1.6 million in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Services and other revenue - other.  Services and other revenue - other totaled $1.2 billion for the nine months ended September 30, 2019, an increase of $68.3 million or 6.2%, compared to the same period in 2018.

Services and other revenue - other from our Hughes segment for the nine months ended September 30, 2019 increased by $77.8 million, or 7.2%, to $1.2 billion compared to the same period in 2018.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $95.4 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $20.5 million.

Services and other revenue - other from our ESS segment for the nine months ended September 30, 2019 decreased by $9.7 million, or 48.5%, to $9.7 million compared to the same period in 2018.  The decrease was due to a net decrease in transponder services provided to third parties.

Equipment revenue.  Equipment revenue totaled $175.1 million for the nine months ended September 30, 2019, an increase of $25.0 million or 16.6%, compared to the same period in 2018.  The increase was from our Hughes segment and mainly due to increases in hardware sales of $15.0 million to our international enterprise customers and $11.9 million to our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales of $2.6 million to our domestic consumer and enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $429.9 million for the nine months ended September 30, 2019, an increase of $8.2 million or 2.0%, compared to the same period in 2018. The increase was from our Hughes segment primarily attributable to an increase in the costs of broadband services provided to our consumer customers supporting the increase in number of subscribers and revenue in both the domestic and international markets, partially offset by a decrease in the costs of broadband services provided to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $142.7 million for the nine months ended September 30, 2019, an increase of $15.5 million or 12.2%, compared to the same period in 2018. The increase was from our Hughes segment and primarily attributable to an increase in hardware sales to our international enterprise customers and our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales to our domestic consumer and enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $384.2 million for the nine months ended September 30, 2019, an increase of $70.1 million or 22.3%, compared to the same period in 2018. The increase was primarily attributable to increases in (i) expense of $32.9 million related to certain legal proceedings, (ii) marketing and promotional expenses of $18.4 million from our Hughes segment mainly associated with our consumer business, (iii) bad debt expense of $6.6 million and (iv) other general and administrative expenses of $12.2 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  Depreciation and amortization expenses totaled $361.6 million for the nine months ended September 30, 2019, an increase of $22.9 million or 6.8%, compared to the same period in 2018.  The increase was primarily due to increases in depreciation expense of (i) $12.6 million relating to our customer premises equipment, (ii) $4.8 million relating the Telesat T19V satellite that was placed into service in the fourth quarter of 2018 and (iii) $3.1 million relating to the decrease in depreciable life of the SPACEWAY 3 satellite.

Interest income.  Interest income totaled $64.8 million for the nine months ended September 30, 2019, an increase of $8.6 million or 15.3%, compared to the same period in 2018 primarily attributable to an increase in yield percentage in 2019 compared to 2018, partially offset by a decrease in interest income as a result of the decrease in cash and cash equivalents and current marketable investment securities in 2019.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $156.8 million for the nine months ended September 30, 2019, a decrease of $7.2 million or 4.4%, compared to the same period in 2018.  The decrease was primarily due to a decrease of $22.4 million in interest expense and the amortization of deferred financing cost as a result of the repurchase and maturity of the 2019 Senior Secured Notes and a net increase of $2.6 million in capitalized interest relating to the construction of the EchoStar XXIV satellite. The decrease was partially offset by an increase of $18.2 million in interest expense associated with certain legal proceedings.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $28.1 million in gains for the nine months ended September 30, 2019, a decrease of $3.5 million or 11.1% compared to the same period in 2018. The decrease was primarily attributable to a $28.7 million reduction to the carrying amount of one of our investments in the first quarter of 2019 and a $1.8 million increase in loss of available for sale securities, partially offset by an increase in gains on certain marketable equity securities of $26.5 million in 2019.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $14.3 million in loss for the nine months ended September 30, 2019, an increase in loss of $11.7 million compared to the same period in 2018.

Other, net.  Other, net totaled $16.0 million in loss for the nine months ended September 30, 2019, a decrease of $12.6 million compared to the same period in 2018. For the nine months ended September 30, 2019, the $16.0 million in loss was primarily related to an unfavorable foreign exchange impact of $14.5 million. For the nine months ended September 30, 2018, the $3.4 million in loss was related to (i) an unfavorable foreign exchange impact of $15.5 million, (ii) a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor and (iii) a net decrease of $2.9 million of dividends received from certain marketable equity securities.

Income tax benefit (provision), net.  Income tax provision was $12.6 million for the nine months ended September 30, 2019, an increase of $4.3 million or 52.4%, compared to the same period in 2018. Our effective income tax rate was (28.0)% and 186.1% for the nine months ended September 30, 2019 and 2018, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2019 were primarily due to the increase in our valuation allowance associated with certain foreign losses and by the impact of state and local taxes partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits. For the year ended December 31, 2018, we recorded a tax provision of nil related to the tax on deemed mandatory repatriation of our unrepatriated foreign earnings. As a result of the release of new treasury regulations in June 2019, we have recorded additional tax expense of $1.5 million on deemed mandatory repatriation of certain deferred foreign earnings. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2018 were primarily due to research and experimentation credits and the change in our valuation allowance associated with unrealized gains that are capital in nature, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income (loss) attributable to EchoStar Corporation common stock.  Net income attributable to EchoStar Corporation common stock totaled $9.8 million for the nine months ended September 30, 2019, a decrease of $81.5 million, compared to the same period in 2018 as set forth in the following table (amounts in thousands):

Amounts

Net income attributable to EchoStar Corporation for the nine months ended September 30, 2018	$71,723
Decrease in operating income, including depreciation and amortization	(37,394)
Increase in interest income	8,580
Decrease in interest expense, net of amounts capitalized	7,225
Decrease in gains on investments, net	(3,519)
Increase in equity in losses of unconsolidated affiliates, net	(11,666)
Decrease in other income	(12,647)
Increase in income tax provision, net	(4,332)
Increase in net income from discontinued operations	(30,420)
Decrease in net income attributable to noncontrolling interests	2,651
Net loss attributable to EchoStar Corporation for the nine months ended September 30, 2019	$(9,799)

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying condensed consolidating financial statements (amounts in thousands):

	For the nine months ended September 30,		Variance
	2019	2018	Amount	%

Net income (loss)	$(11,158)	$73,015	$(84,173)	*
Interest income and expense, net	91,996	107,801	(15,805)	(14.7)
Income tax provision, net	12,607	8,275	4,332	52.4
Depreciation and amortization	361,619	338,737	22,882	6.8
Net income from discontinued operations	(46,423)	(76,843)	30,420	(39.6)
Net (income) loss attributable to noncontrolling interests	1,359	(1,292)	2,651	*
EBITDA	$410,000	$449,693	$(39,693)	(8.8)

EBITDA was $410.0 million for the nine months ended September 30, 2019, a decrease of $39.7 million or 8.8%, compared to the same period in 2018.  The decrease was primarily due to decreases of (i) $12.6 million in other income, (ii) $11.9 million in operating income, excluding depreciation and amortization and net loss attributable to noncontrolling interests, (iii) $11.7 million in equity in earnings of unconsolidated affiliates and (iv) $3.5 million in gains on investments, net of losses and write-downs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (amounts in thousands). Capital expenditures are net of refunds and other receipts related to property and equipment and exclude capital expenditures from discontinued operations of $0.5 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

	Hughes	ESS	Corporate and Other	Consolidated Total

For the nine months ended September 30, 2019
Total revenue	$1,360,919	$11,873	$14,283	$1,387,075
Capital expenditures	$224,483	$—	$89,868	$314,351
EBITDA	$448,837	$5,006	$(43,843)	$410,000

For the nine months ended September 30, 2018
Total revenue	$1,271,886	$22,562	$14,207	$1,308,655
Capital expenditures	$285,352	$(76,757)	$129,030	$337,625
EBITDA	$452,982	$15,478	$(18,767)	$449,693

Hughes Segment

	For the nine months ended September 30,		Variance
	2019	2018	Amount	%

Total revenue	$1,360,919	$1,271,886	$89,033	7.0
Capital expenditures	$224,483	$285,352	$(60,869)	(21.3)
EBITDA	$448,837	$452,982	$(4,145)	(0.9)

Total revenue for the nine months ended September 30, 2019 increased by $89.0 million, or 7.0%, compared to the same period in 2018.  The increase was primarily due to an increase of $81.4 million in sales of broadband services to our consumer customers and net increases in hardware sales of $13.2 million to our enterprise customers and $11.9 million to our mobile satellite systems customers. The increase was partially offset by a decrease of $20.5 million in sales of broadband services to our enterprise customers.

Capital expenditures for the nine months ended September 30, 2019 decreased by $60.9 million, or 21.3%, compared to the same period in 2018, primarily due to net decreases in capital expenditures associated with the construction and infrastructure of our satellites and in our consumer and enterprise businesses.

EBITDA for the nine months ended September 30, 2019 was $448.8 million, a decrease of $4.1 million, or 0.9%, compared to the same period in 2018.  The change in EBITDA was primarily attributable to an increase of $65.3 million in gross margin, which was offset by increases in (i) expense of $32.9 million related to certain legal proceedings, (ii) marketing and promotional expenses of $18.4 million mainly associated with our consumer business, (iii) bad debt expense of $6.6 million, (iv) a loss of $4.8 million from certain investments in our unconsolidated entities, and (v) other general and administrative expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

ESS Segment

	For the nine months ended September 30,		Variance
	2019	2018	Amount	%

Total revenue	$11,873	$22,562	$(10,689)	(47.4)
Capital expenditures	$—	$(76,757)	$76,757	(100.0)
EBITDA	$5,006	$15,478	$(10,472)	(67.7)
*    Percentage is not meaningful.

Total revenue for the nine months ended September 30, 2019 decreased by $10.7 million, or 47.4%, compared to the same period in 2018. The decrease was attributable to a net decrease of $9.7 million in transponder services provided to third parties and a decrease of $1.6 million in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Capital expenditures for the nine months ended September 30, 2019 increased by $76.8 million compared to the same period in 2018, primarily due to a reimbursement of $77 million related to the EchoStar 105/SES-11 satellite received in the first quarter of 2018.

EBITDA for the nine months ended September 30, 2019 was $5.0 million, a decrease of $10.5 million, or 67.7%, compared to the same period in 2018, primarily due to the decrease in ESS revenue.

Corporate and Other

	For the nine months ended September 30,		Variance
	2019	2018	Amount	%

Total revenue	$14,283	$14,207	$76	0.5
Capital expenditures	$89,868	$129,030	$(39,162)	(30.4)
EBITDA	$(43,843)	$(18,767)	$(25,076)	*
*    Percentage is not meaningful.

Capital expenditures for the nine months ended September 30, 2019 decreased by $39.2 million, or 30.4%, compared to the same period in 2018, primarily due to decreases in satellite expenditures on the EchoStar XXIV satellite.

EBITDA for the nine months ended September 30, 2019 was a loss of $43.8 million, an increase in loss of $25.1 million compared to the same period in 2018. The increase in loss was largely attributable to (i) a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in 2018, (ii) a decrease of $6.9 million in earnings from investments in our unconsolidated entities, (iii) a net decrease of $2.5 million of dividends received from certain marketable equity securities, (iv) a decrease of $2.5 million in gains on investments, net of losses and write-downs and (v) a higher unfavorable foreign exchange impact of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of less than 90 days to be cash equivalents. See Quantitative and Qualitative Disclosures about Market Risk for further discussion regarding our marketable investment securities.

As of September 30, 2019, our cash, cash equivalents, including restricted cash, and current marketable investment securities, totaled $2.5 billion compared to $3.2 billion as of December 31, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2019 and December 31, 2018, we held $1.0 billion and $2.3 billion, respectively, of marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the nine months ended September 30, 2019.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the nine months ended September 30, 2019, we reported net cash inflows from operating activities of $533.1 million, a decrease of $10.9 million, compared to the same period in 2018. The decrease in cash inflows was primarily attributable to lower net income of $43.9 million adjusted to exclude: (i) Depreciation and amortization; (ii) Amortization of debt issuance costs, (iii) Equity in losses of unconsolidated affiliates, net; (iv) (Gains) losses on investments, net; (v) Stock-based compensation; (vi) Deferred tax provision; and (vii) Dividend received from unconsolidated entity, partially offset by an increase of $33.0 million resulting from changes in operating assets and liabilities.

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the nine months ended September 30, 2019, we reported net cash inflows from investing activities of $991.4 million compared to net cash outflows of $1.4 billion for the same period in 2018. For the nine months ended September 30, 2019, we had net sales and maturities of marketable securities of $1.3 billion, partially offset by expenditures for property and equipment of $314.9 million. For the nine months ended September 30, 2018, we had net purchases of marketable securities of $991.9 million, expenditures for property and equipment of $415.3 million and a reimbursement of $77.5 million million related to the EchoStar 105/SES-11 satellite.

Cash flows from financing activities. Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the nine months ended September 30, 2019, we reported net cash outflows from financing activities of $890.0 million, an increase of $869.0 million compared to the same period in 2018. Net cash outflows for the nine months ended September 30, 2019 included $920.9 million for the repurchasing and maturity of debt and $7.3 million for the purchase of noncontrolling shareholder interests in a subsidiary of ours that were held by an unaffiliated third party. These transactions did not occur during the nine months ended September 30, 2018. Additionally, during the nine months ended September 30, 2019, we received $64.1 million in net proceeds from Class A common stock options exercised in 2019 compared to $4.4 million during the nine months ended September 30, 2018.

Obligations and Future Capital Requirements

Contractual Obligations

As of September 30, 2019, our satellite-related obligations were $439.1 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; non-lease costs associated with our finance lease satellites; and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

Letters of Credit

As of September 30, 2019, we had $52.1 million of letters of credit and insurance bonds. Of this amount, $25.5 million was secured by restricted cash, $4.3 million was related to insurance bonds and $22.3 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

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

Satellite Insurance

We historically have not carried in-orbit insurance on our satellites because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain only for our SPACEWAY 3 and EchoStar XVII satellites insurance or other contractual arrangements during the commercial in-orbit service of such satellite. We were required pursuant to such agreements to maintain similar insurance or other contractual arrangements for the EchoStar XVI satellite, which we transferred to DISH Network pursuant to the BSS Transaction. Our other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case-by-case basis.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business. The loss of or a significant reduction in provision of satellite services would significantly reduce our revenue and materially adversely impact our results of operations. We no longer generate cash flows from our former BSS Business, which comprised a substantial portion of our ESS segment prior to the BSS Transaction. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher average revenue per subscriber across our wholesale and retail channels. Revenue in our aeronautical, enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth. There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of September 30, 2019, our total indebtedness was $2.4 billion, of which $1.2 million related to finance lease obligations. See our most recent Annual Report on Form 10-K for a discussion of the terms of our indebtedness. In June 2019, we repurchased the outstanding principal of the 2019 Senior Secured Notes at maturity. Our liquidity requirements will be continue to be significant, primarily due to our remaining debt service requirements and the design and construction of our new EchoStar XXIV satellite. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures to support and expand our business, or if we decide to purchase or build one or more additional satellites. Other aspects of our business operations may also require additional capital.

We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all. The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) limits the deductibility of interest expense for U.S. federal income tax purposes. While the 2017 Tax Act generally is likely to reduce our federal income tax obligations, if these limitations or other newly enacted provisions become applicable to us they could minimize such reductions or otherwise require us to pay additional federal income taxes, which in turn could result in additional liquidity needs. We do not expect to owe U.S. Federal income tax for 2019.

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

Contingent Liabilities

We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated.  Legal fees and other costs of defending legal proceedings are charged to expense as incurred.  A significant amount of management judgment is required in determining whether an accrual should be recorded for a loss contingency and the amount of such accrual.  Estimates generally are developed in consultation with legal counsel and are based on an analysis of potential outcomes.  Due to the inherent uncertainty in determining the likelihood of potential outcomes and the potential financial statement impact of such outcomes, it is possible that upon further development or resolution of a contingent matter, charges related to existing loss contingencies could be recorded in future periods, which could be material to our consolidated results of operations and financial position.

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

Gains (losses) on investments, net. Gains (losses) on investments, net primarily includes changes in fair value of our marketable equity securities and other investments for which we have elected the fair value option. It may also include realized gains and losses on the sale or exchange of our available-for-sale debt securities, other-than-temporary impairment losses on our available-for-sale securities, realized gains and losses on the sale or exchange of our investments in unconsolidated entities and adjustments to the carrying amount of investments in unconsolidated entities and marketable equity securities resulting from impairments and observable price changes.

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

Net income from discontinued operations. Net income from discontinued operations includes the condensed consolidated financial statements of the BSS Business transferred in the BSS Transaction.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as Net income (loss) excluding Interest income and expense, net, Income tax benefit (provision), net, Depreciation and amortization, Net income (loss) from discontinued operations and Net income (loss) attributable to noncontrolling interests. EBITDA is not a measure determined in accordance with U.S. GAAP. This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with U.S. GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2019, our cash, cash equivalents and current marketable investment securities had a fair value of $2.5 billion. Of this amount, a total of $2.5 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the United States (“U.S.”) government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $2.5 billion as of September 30, 2019, a hypothetical 10% change in average interest rates during the nine months ended September 30, 2019 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the nine months ended September 30, 2019 of 2.9%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during the nine months ended September 30, 2019 would have resulted in a decrease of $8.2 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2019, we held investments in the publicly traded securities of several companies with a fair value of $44.0 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced, and continue to experience, volatility. The fair value of these investments are subject to significant fluctuations in fair value and can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists primarily of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments during the nine months ended September 30, 2019 would have resulted in a decrease of $4.4 million in the fair value of these investments.

Investments in Unconsolidated Entities

As of September 30, 2019, we had investments with an aggregate carrying amount of $225.9 million in securities of privately held companies that we hold for strategic business purposes. The fair value of these investments is not readily determinable. We periodically review these investments, estimate fair value and adjust the carrying amount when there are indications of impairment or observable prices changes for the investments. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments during the nine months ended September 30, 2019 would have resulted in a decrease of $22.6 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of September 30, 2019, we had a de minimis amount of net foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $3.7 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of September 30, 2019. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during nine months ended September 30, 2019 would have been an estimated loss to the cumulative translation adjustment of $16.1 million as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 16 Commitments and Contingencies — Litigation in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

The following information updates, and should be read in conjunction with, the information in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 27, 2019.

RISKS RELATING TO THE BSS TRANSACTION

Certain of our directors and executive officers have interests in the BSS Transaction that may be different from, or in addition to, those of our other stockholders.

Certain of our directors and executive officers have interests in the BSS Transaction that may be different from, or in addition to, the interests of our stockholders generally. Our directors and executive officers of EchoStar who own shares of our common stock participated in the Distribution and the Merger on the same terms as our other stockholders. Additionally, Mr. Ergen, director and Chairman of both us and DISH, serves as a director and executive officer of BSS Corp. following the consummation of the BSS Transaction. The EchoStar parties that approved the BSS Transaction, as described below, were aware of and considered these interests, among other things, in deciding to approve the terms of the Master Transaction Agreement and the BSS Transaction.

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

The parties received a tax opinion from their respective counsels as to the tax‑free nature of the transactions. They did not obtain a private letter ruling from the IRS with respect to the Distribution and the Merger and instead are relying solely on their respective tax opinions for comfort that the Distribution and the Merger qualify for tax‑free treatment for U.S. federal income tax purposes under the Code.

The tax opinions were based on, among other things, certain undertakings made by us and DISH Network, as well as certain representations and assumptions as to factual matters made by us, DISH Network, and Mr. and Mrs. Ergen. The failure of any factual representation or assumption to be true, correct and complete, or any undertaking to be fully complied with, could affect the validity of the tax opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions set forth in the tax opinions. In addition, the tax opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect.

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

A putative class action lawsuit relating to the BSS Transaction has been filed against us, DISH Network, Mr. Ergen and certain of our officers and other lawsuits related to the BSS Transaction may be filed against us, DISH Network and other persons which could result in substantial costs.

As of November 7, 2019, one complaint has been filed by a purported EchoStar stockholder. See Note 16 in the notes to our accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information about litigation related to the BSS Transaction that has been commenced prior to the date of this report. There can be no assurance that additional complaints will not be filed with respect to the BSS Transaction.

Even if this lawsuit and any others that may be filed are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Our ability to operate and control our satellites is subject to risks related to DISH Network’s integration of the BSS Business.

In connection with the BSS Transaction, we transferred our satellite operation centers, which are used to monitor and control our satellites, to DISH Network.  DISH Network may not be able to successfully or profitably integrate, operate, maintain and manage the BSS Business and its employees, including the operations and employees of the satellite operations centers.  DISH Network may not be able to maintain uniform standards, controls, procedures and policies with respect to the satellite operations centers, and this may lead to operational inefficiencies. A failure or inefficiency at any of the satellite operations centers could cause a significant loss of service for our customers and might lead to a breakdown in the ability to communicate with one or more of our satellites or cause the transmission of incorrect commands to the affected satellite(s), which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more of our satellites. Any such failure could have a material adverse impact on our business, financial condition, and results of operations.

RISKS RELATED TO OUR BUSINESS AND OUR CLASS A COMMON STOCK

We may be more susceptible to adverse events as a result of the BSS Transaction.

We have divested the BSS Business and our business will be subject to concentration of the risks that affect our retained businesses. We are now a smaller, less diversified and more narrowly focused business, which makes us more vulnerable to changing market and economic conditions. Operating as a smaller entity may reduce or eliminate some of the benefits and synergies which previously existed across our business platforms, including our operating diversity, purchasing and borrowing leverage, available capital, and relationships and opportunities to pursue integrated strategies within our businesses and attract, retain and motivate key employees. In addition, as a smaller company, our ability to absorb costs may be negatively impacted, including the significant cost of the BSS Transaction, and we may be unable to obtain financing, goods or services at prices or on terms as favorable as those obtained prior to the BSS Transaction. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, business prospects and the trading price of our common stock. By separating the BSS Business, we also may be more susceptible to market fluctuations and other adverse events. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the BSS Transaction, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax‑free spin‑off.

To preserve the intended tax treatment of the Distribution, we will undertake to comply with certain restrictions under current U.S. federal income tax laws for spin‑offs, including (i) refraining from engaging in certain transactions that would result in a fifty percent or greater change by vote or by value in our stock ownership, (ii) continuing to own and manage our historic business, and (iii) limiting sales or redemptions of our common stock. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations. If these restrictions, among others, are not followed, the Distribution could be taxable to us and possibly our stockholders. In addition, we could be required to indemnify DISH Network for any tax liability incurred by DISH Network as a result of our non‑compliance with these restrictions, and such indemnity obligations could be substantial.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock during the nine months ended September 30, 2019.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

Stock Repurchases

In October 2018, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2019. In 2018, we repurchased $33.3 million of our Class A common stock. On October 29, 2019, our Board of Directors terminated its prior authorization and authorized us to repurchase under this authorization up to $500.0 million of our Class A common stock through and including December 31, 2020. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors.  We may elect not to purchase the maximum amount or any of the shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Financial Results

On November 7, 2019, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended September 30, 2019 and a supplemental investor information presentation (the “Presentation”) providing preliminary unaudited pro forma financial information. A copy of the Press Release and Presentation are furnished herewith as Exhibit 99.1 and Exhibit 99.2, respectively. The foregoing information, including the exhibits related thereto, are furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated November 7, 2019 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2019
99.2(I)	Presentation dated November 7, 2019 issued by EchoStar Corporation regarding preliminary unaudited pro forma financial information
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.
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

ECHOSTAR CORPORATION

Date: November 7, 2019	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)