Form 10-Q
period 2020-03-31
EchoStar CORP
filed 2020-05-07
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020.

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

As of April 30, 2020, the registrant’s outstanding common stock consisted of 50,187,977 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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

•
our ability and the ability of third parties with whom we engage in order to operate our business, including customers, suppliers, vendors, financing sources, governmental entities and others, to successfully or fully operate as a result of outbreaks of viruses or widespread illness, including existing, continuing and future impacts and consequences of the COVID-19 pandemic caused by the novel coronavirus;

•
our ability to implement and/or realize benefits of our domestic and/or international investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions;

•
lawsuits relating to the BSS Transaction or AGR matter (each as defined herein), which could result in substantial costs and, for the AGR matter, material adverse effects on our business, results of operation, financial condition and prospects in India;

•	our ability to realize the anticipated benefits of our current satellites and any future satellite we may construct or acquire;

•
risks related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States (“U.S.”) dollar, economic instability, political disturbances and the consequences of being subject to foreign regulation and foreign legal proceedings, including increased operations costs and potential fines and penalties for violations, which may be substantial;

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

Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of any forward-looking statements. We assume no responsibility for updating

i

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,599,025	$1,519,431
Marketable investment securities	790,361	940,623
Trade accounts receivable and contract assets, net	187,919	196,629
Other current assets, net	189,887	179,531
Total current assets	2,767,192	2,836,214
Non-current assets:
Property and equipment, net	2,428,543	2,528,738
Operating lease right-of-use assets	119,794	114,042
Goodwill	509,315	506,953
Regulatory authorizations, net	471,164	478,598
Other intangible assets, net	25,826	29,507
Other investments, net	298,147	325,405
Other non-current assets, net	339,640	334,841
Total non-current assets	4,192,429	4,318,084
Total assets	$6,959,621	$7,154,298

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$107,245	$124,080
Contract liabilities	99,266	101,060
Accrued expenses and other current liabilities	239,706	270,879
Total current liabilities	446,217	496,019
Non-current liabilities:
Long-term debt	2,390,218	2,389,168
Deferred tax liabilities, net	339,006	351,692
Operating lease liabilities	105,482	96,941
Other non-current liabilities	73,123	74,925
Total non-current liabilities	2,907,829	2,912,726
Total liabilities	3,354,046	3,408,745

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 56,760,433 shares issued and 50,078,513 shares outstanding at March 31, 2020 and 56,592,251 shares issued and 50,107,330 shares outstanding at December 31, 2019	57	57
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both March 31, 2020 and December 31, 2019	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both March 31, 2020 and December 31, 2019	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	3,307,360	3,290,483
Accumulated other comprehensive income (loss)	(192,218)	(122,138)
Accumulated earnings (losses)	569,446	632,809
Treasury stock, at cost	(137,347)	(131,454)
Total EchoStar Corporation stockholders’ equity	3,547,346	3,669,805
Non-controlling interests	58,229	75,748
Total stockholders’ equity	3,605,575	3,745,553
Total liabilities and stockholders’ equity	$6,959,621	$7,154,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2020	2019
Revenue:
Services and other revenue	$408,357	$402,668
Equipment revenue	57,309	51,714
Total revenue	465,666	454,382
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	145,252	143,347
Cost of sales - equipment (exclusive of depreciation and amortization)	45,908	45,007
Selling, general and administrative expenses	125,281	112,114
Research and development expenses	6,254	6,888
Depreciation and amortization	132,368	118,978
Total costs and expenses	455,063	426,334
Operating income (loss)	10,603	28,048
Other income (expense):
Interest income, net	15,583	24,429
Interest expense, net of amounts capitalized	(36,233)	(53,199)
Gains (losses) on investments, net	(46,672)	6,936
Equity in earnings (losses) of unconsolidated affiliates, net	2,613	(6,353)
Foreign currency transaction gains (losses), net	(10,844)	(1,160)
Other, net	(279)	(42)
Total other income (expense), net	(75,832)	(29,389)
Income (loss) from continuing operations before income taxes	(65,229)	(1,341)
Income tax benefit (provision), net	7,492	(2,898)
Net income (loss) from continuing operations	(57,737)	(4,239)
Net income (loss) from discontinued operations	—	19,247
Net income (loss)	(57,737)	15,008
Less: Net loss (income) attributable to non-controlling interests	3,442	(806)
Net income (loss) attributable to EchoStar Corporation common stock	$(54,295)	$14,202

Earnings (losses) per share - Class A and B common stock:
Basic and diluted earnings (losses) from continuing operations per share	$(0.56)	$(0.05)
Total basic and diluted earnings (losses) per share	$(0.56)	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2020	2019
Net income (loss)	$(57,737)	$15,008
Other comprehensive income (loss), net of tax:
Foreign currency translation	(80,362)	911
Unrealized gains (losses) on available-for-sale debt securities	(3,366)	3,287
Other	(2,675)	(2,800)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	—	(549)
Total other comprehensive income (loss), net of tax	(86,403)	849
Comprehensive income (loss)	(144,140)	15,857
Less: Comprehensive loss (income) attributable to non-controlling interests	19,765	(806)
Comprehensive income (loss) attributable to EchoStar Corporation	$(124,375)	$15,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Stock, at cost	Non-controlling Interests	Total
Balance, December 31, 2018	$102	$3,702,522	$(125,100)	$694,129	$(131,454)	$15,275	$4,155,474
Issuances of Class A common stock:
Exercise of stock options	—	2,046	—	—	—	—	2,046
Employee benefits	—	6,654	—	—	—	—	6,654
Employee Stock Purchase Plan	—	2,749	—	—	—	—	2,749
Stock-based compensation	—	2,628	—	—	—	—	2,628
Purchase of non-controlling interest	—	(2,666)	—	—	—	(4,647)	(7,313)
Other comprehensive income (loss)	—	—	849	—	—	—	849
Net income (loss)	—	—	—	14,202	—	806	15,008
Other, net	—	(156)	—	1,597	—	—	1,441
Balance, March 31, 2019	$102	$3,713,777	$(124,251)	$709,928	$(131,454)	$11,434	$4,179,536

Balance, December 31, 2019	$105	$3,290,483	$(122,138)	$632,809	$(131,454)	$75,748	$3,745,553
Cumulative effect of accounting changes	—	—	—	(9,068)	—	(240)	(9,308)
Balance, January 1, 2020	105	3,290,483	(122,138)	623,741	(131,454)	75,508	3,736,245
Issuances of Class A common stock:
Exercise of stock options	—	178	—	—	—	—	178
Employee benefits	—	6,920	—	—	—	—	6,920
Employee Stock Purchase Plan	—	2,924	—	—	—	—	2,924
Stock-based compensation	—	2,384	—	—	—	—	2,384
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	4,338	—	—	—	(1,514)	2,824
Contribution by non-controlling interest holder	—	—	—	—	—	4,000	4,000
Other comprehensive income (loss)	—	—	(70,080)	—	—	(16,323)	(86,403)
Net income (loss)	—	—	—	(54,295)	—	(3,442)	(57,737)
Treasury share repurchase	—	—	—	—	(5,893)	—	(5,893)
Other, net	—	133	—	—	—	—	133
Balance, March 31, 2020	$105	$3,307,360	$(192,218)	$569,446	$(137,347)	$58,229	$3,605,575
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(57,737)	$15,008
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	132,368	154,221
Losses (gains) on investments, net	46,672	(6,418)
Equity in losses (earnings) of unconsolidated affiliates, net	(2,613)	6,353
Foreign currency transaction losses (gains), net	10,844	1,160
Deferred tax provision (benefit), net	(10,064)	6,455
Stock-based compensation	2,384	2,628
Amortization of debt issuance costs	1,050	2,010
Other, net	(4,899)	1,754
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(7,664)	(19,231)
Other current assets, net	(16,127)	(10,370)
Trade accounts payable	(9,559)	8,831
Contract liabilities	(3,212)	17,896
Accrued expenses and other current liabilities	(4,922)	(9,914)
Non-current assets and non-current liabilities, net	(5,226)	5,563
Net cash flows from operating activities	71,295	175,946

Cash flows from investing activities:
Purchases of marketable investment securities	(550,891)	(325,557)
Sales and maturities of marketable investment securities	687,579	712,666
Purchase of other investments	(5,500)	—
Expenditures for property and equipment	(104,604)	(111,962)
Expenditures for externally marketed software	(8,638)	(7,600)
Net cash flows from investing activities	17,946	267,547

Cash flows from financing activities:
Repurchase of the 2019 Senior Secured Notes	—	(8,046)
Payment of finance lease obligations	(215)	(9,882)
Payment of in-orbit incentive obligations	(801)	(1,573)
Net proceeds from Class A common stock options exercised	150	2,047
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	2,924	2,749
Treasury share purchase	(5,893)	—
Contribution by non-controlling interest holder	4,000	—
Purchase of non-controlling interest	—	(7,313)
Other, net	817	(131)
Net cash flows from financing activities	982	(22,149)

Effect of exchange rates on cash and cash equivalents	(4,809)	(133)
Net increase (decrease) in cash and cash equivalents	85,414	421,211
Cash and cash equivalents, including restricted amounts, beginning of period	1,521,889	929,495
Cash and cash equivalents, including restricted amounts, end of period	$1,607,303	$1,350,706

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

•
ESS — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Accounting, Real Estate and Legal) and other activities that have not been assigned to our business segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and; (iii) All other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 14. Segment Reporting for further detail.

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH and its subsidiaries (together with DISH, “DISH Network”) and our joint venture Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) and its subsidiaries, and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

from continuing operations and segment results for the three months ended March 31, 2019, as presented in these unaudited Condensed Consolidated Financial Statements and the accompanying notes (collectively, the “Condensed Consolidated Financial Statements”).

All amounts in the following footnotes reference results from continuing operations unless otherwise noted. Refer to Note 4. Discontinued Operations for further detail.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

All amounts presented in these Condensed Consolidated Financial Statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Refer to Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in our Form 10-K for a summary and discussion of our significant accounting policies, except as updated below.

Use of Estimates

We are required to make certain estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs; (ii) allowances for doubtful accounts; (iii) deferred taxes and related valuation allowances, including uncertain tax positions; (iv) loss contingencies; (v) fair value of financial instruments; (vi) fair value of assets and liabilities acquired in business combinations; and (vii) asset impairment testing.

We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts and such differences may be material to our consolidated financial statements. Additionally, changing economic and other conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. We review our estimates and assumptions periodically and the effects of revisions thereto are reflected in the period they occur or prospectively if the revised estimates or assumptions affect future periods.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Recently Adopted Accounting Pronouncements

Credit Losses

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13 - Financial Instruments - Credit Losses (Topic 326), as amended, and codified in Accounting Standards Codification Topic 326 (“ASC 326”). ASC 326 introduces a new approach to the periodic estimation of credit losses for certain financial assets based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets that have experienced credit deterioration since their original purchase. We have elected to apply the requirements of the new standard prospectively and we recognized a cumulative effect of adoption of $9.1 million to Accumulated earnings (losses) as of January 1, 2020. Based on this election, we did not restate our comparative Condensed Consolidated Financial Statements and they continue to be reported under the accounting standards in effect for the periods before January 1, 2020.

The following describes the accounting impacts, by major balance sheet line item, of our adoption of this new standard based on the relevant types of losses that we and our equity method investees may be subject to:

•
Trade Accounts Receivable and Contract Assets, Net — Our trade accounts receivables and contract assets consist of amounts due from both our consumer and enterprise customers. Our receivables and related credit losses for our consumer customers are limited due to policies that require advance payment for services, predominant use of credit card and ACH payment processes, and our ability to promptly terminate service when timely payments are not received. However, for our enterprise customers, we estimate expected credit losses on a collective basis based on our historical loss experience, as adjusted to reflect changes in relevant factors, such as macroeconomic conditions and customer mix, that can significantly impact collectability.

We apply our collective estimation processes separately to several pools of receivables that share common risk characteristics, generally based on the customers’ geographical location. Customers with significant past-due balances or other atypical characteristics are excluded from our collective analysis and evaluated on a case-by-case basis. Our estimates of expected credit losses for such receivables reflect significant judgments that consider customer-specific matters such as the customer’s financial condition, payment history, and recent developments in the customer’s business and industry. Due to the short-term nature of our trade receivables and contract assets, forecasts about the future have limited relevance to our expected credit loss estimates.

We record our customer related estimated credit losses as a component of our bad debt expense as reported in Selling, general and administrative expenses.

•
Other Current Assets, Net, and Other Non-current Assets, Net — We estimate expected credit losses for receivables with payment terms longer than one year separately by borrower, due to the unique risk characteristics of such receivables. We generally use discounted cash flow techniques to estimate such credit losses. In applying such techniques, we may estimate principal and interest cash flows under probability-weighted scenarios that consider entity-specific matters and forecasted economic conditions. The majority of our other non-current receivables are from entities in the telecommunications industry. The collection of contractual principal and interest on these receivables is highly dependent on the future business operations of those entities. Our estimation of expected credit losses for such receivables requires significant judgment about matters specific to the borrower and their industry. Accordingly, our actual collection experience may differ from the assumptions reflected in our expected credit loss estimates.

We record our estimated credit losses as a component of our bad debt expense as reported in Selling, general and administrative expenses.

•
Other Investments, Net — We estimate expected credit losses on our other debt investments with payment terms longer than one year separately by debtor, due to the unique risk characteristics of such debt investments. We generally use discounted cash flow techniques to estimate such credit losses. In applying such techniques, we may estimate principal and interest cash flows under probability-weighted scenarios that consider entity-specific matters and forecasted economic conditions. The majority of our other debt investments are with entities in the telecommunications industry. The collection of contractual principal and interest on these debt

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

investments are highly dependent on the future business operations of those entities. Our estimation of expected credit losses for such debt investments require significant judgment about matters specific to the debtor and their industry. Accordingly, our actual collection experience may differ from the assumptions reflected in our expected credit loss estimates.

We record our other debt investments related estimated credit losses as a reduction of Interest income, net.

Financial Impact of Adoption. Our adoption of this new standard resulted in the following adjustments to our Condensed Consolidated Balance Sheet:

	Balance at December 31, 2019	Adoption of ASC 326 Increase (Decrease)	Balance at January 1, 2020
Trade accounts receivable and contract assets, net	$196,629	$(13,672)	$182,957
Other current assets, net	$179,531	$6,723	$186,254
Other investments, net	$325,405	$(7,381)	$318,024
Other non-current assets, net	$334,841	$4,050	$338,891
Total assets	$7,154,298	$(10,280)	$7,144,018
Deferred tax liabilities, net	$351,692	$(972)	$350,720
Accumulated earnings (losses)	$632,809	$(9,068)	$623,741
Non-controlling interests	$75,748	$(240)	$75,508
Total stockholders’ equity	$3,745,553	$(9,308)	$3,736,245
Total liabilities and stockholders’ equity	$7,154,298	$(10,280)	$7,144,018

The application of ASC 326 requirements did not materially affect our Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of adopting this new guidance.

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates (“IBORs”) to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. We are currently assessing the impact of adopting this new guidance, but do not expect it to have a material impact on our consolidated financial statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	March 31, 2020	December 31, 2019
Trade accounts receivable and contract assets, net:
Sales and services	$147,288	$152,632
Leasing	4,301	4,016
Total trade accounts receivable	151,589	156,648
Contract assets	46,938	63,758
Allowance for doubtful accounts	(10,608)	(23,777)
Total trade accounts receivable and contract assets, net	$187,919	$196,629

Contract liabilities:
Current	$99,266	$101,060
Non-current	9,426	10,572
Total contract liabilities	$108,692	$111,632

For the three months ended March 31, 2020 and 2019, we recognized revenue of $52.2 million and $39.5 million, respectively, that were previously included in the contract liability balances as of December 31, 2019 and 2018, respectively.

The following table presents the activity in our allowance for doubtful accounts:

	Balance at Beginning of Period	Credit Losses (1)	Deductions	Foreign Currency Translation	Balance at End of Period
For the three months ended:
March 31, 2020	$23,777	$(5,754)	$(6,325)	$(1,090)	$10,608
March 31, 2019	$16,604	$4,177	$(6,738)	$(15)	$14,028
(1) The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

Contract Acquisition Costs

The following table presents our unamortized contract acquisition costs:

	As of
	March 31, 2020	December 31, 2019
Unamortized contract acquisition costs	$110,397	$113,592

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the amortization of our contract acquisition costs:

	For the three months ended March 31,
	2020	2019
Amortization expense	$25,431	$21,115

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2020, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $736.6 million. We expect to recognize 39.6% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2020
North America	$382,715	$4,652	$2,440	$389,807
South and Central America	33,956	—	92	34,048
Other	41,811	—	—	41,811
Total revenue	$458,482	$4,652	$2,532	$465,666

For the three months ended March 31, 2019
North America	$367,829	$4,033	$4,872	$376,734
South and Central America	26,863	—	140	27,003
Other	50,645	—	—	50,645
Total revenue	$445,337	$4,033	$5,012	$454,382

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following table presents our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2020
Services and other revenue:
Services	$390,000	$2,765	$1,288	$394,053
Lease revenue	11,173	1,887	1,244	14,304
Total services and other revenue	401,173	4,652	2,532	408,357
Equipment revenue:
Equipment	24,839	—	—	24,839
Design, development and construction services	31,557	—	—	31,557
Lease revenue	913	—	—	913
Total equipment revenue	57,309	—	—	57,309
Total revenue	$458,482	$4,652	$2,532	$465,666

For the three months ended March 31, 2019
Services and other revenue:
Services	$380,783	$2,817	$1,737	$385,337
Lease revenue	12,840	1,216	3,275	17,331
Total services and other revenue	393,623	4,033	5,012	402,668
Equipment revenue:
Equipment	25,960	—	—	25,960
Design, development and construction services	25,066	—	—	25,066
Lease revenue	688	—	—	688
Total equipment revenue	51,714	—	—	51,714
Total revenue	$445,337	$4,033	$5,012	$454,382

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended March 31,
	2020	2019
Sales-type lease revenue:
Revenue at lease commencement	$913	$688
Interest income	69	252
Total sales-type lease revenue	982	940
Operating lease revenue	14,235	17,079
Total lease revenue	$15,217	$18,019

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $6.6 million and $6.5 million as of March 31, 2020 and December 31, 2019, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents future operating lease payments to be received as of March 31, 2020:

Amounts
Year ending December 31,
2020 (remainder)	$32,008
2021	34,910
2022	32,052
2023	30,285
2024	28,219
2025 and beyond	123,520
Total lease payments	$280,994

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of
	March 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,409,187	$(1,089,152)	$320,035	$1,377,914	$(1,043,431)	$334,483
Satellites	104,620	(33,104)	71,516	104,620	(31,360)	73,260
Real estate	47,243	(16,374)	30,869	46,930	(16,048)	30,882
Total	$1,561,050	$(1,138,630)	$422,420	$1,529,464	$(1,090,839)	$438,625

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the three months ended March 31,
	2020	2019
Customer premises equipment	$45,721	$45,812
Satellites	1,744	1,737
Real estate	232	558
Total	$47,697	$48,107

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 4.    DISCONTINUED OPERATIONS

BSS Business

The following table presents the financial results of our discontinued operations for the BSS Business for the three months ended March 31, 2019:

Amounts
Revenue:
Services and other revenue - DISH Network	$70,826
Services and other revenue - other	5,874
Total revenue	76,700
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	10,224
Selling, general and administrative expenses	20
Depreciation and amortization	35,243
Total costs and expenses	45,487
Operating income (loss)	31,213
Other income (expense):
Interest expense	(6,683)
Total other income (expense), net	(6,683)
Income (loss) from discontinued operations before income taxes	24,530
Income tax benefit (provision), net	(5,283)
Net income (loss) from discontinued operations	$19,247

No assets or liabilities attributable to our discontinued operations of the BSS Business were held by us as of March 31, 2020 or December 31, 2019.

The following table presents the significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations of the BSS Business for the three months ended March 31, 2019:

Amounts
Operating activities:
Net income (loss) from discontinued operations	$19,247
Depreciation and amortization	$35,243

Investing activities:
Expenditures for property and equipment	$108

Financing activities:
Payment of finance lease obligations	$9,597
Payment of in-orbit incentive obligations	$1,035

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Terminated or Transferred Related Party Agreements

Effective September 10, 2019, the following agreements were terminated or transferred to DISH Network as part of the BSS Transaction. Unless noted differently below, we have no further obligations and have neither earned additional revenue nor incurred additional expense, as applicable, under or in connection with these agreements after the consummation of the BSS Transaction.

Satellite Capacity Leased to DISH Network. We entered into certain agreements to lease satellite capacity pursuant to which we provided satellite services to DISH Network on certain satellites, as listed below, owned or leased by us. The fees for the services provided under these agreements depended, among other things, upon the orbital location of the applicable satellite, the number of transponders that provided services on the applicable satellite and the length of the service arrangements. The terms of each of the agreements are set forth below:

•
EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV — In March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII satellite, the EchoStar X satellite, the EchoStar XI satellite and the EchoStar XIV satellite.

•EchoStar XII — DISH Network leased satellite capacity from us on the EchoStar XII satellite.

•
EchoStar XVI — In December 2009, we entered into an agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network leased satellite capacity from us on the EchoStar XVI satellite beginning in January 2013.

•
Nimiq 5 Agreement — In September 2009, we entered into an agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we entered into an agreement with DISH Network, pursuant to which DISH Network leased satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”). Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service. Following the consummation of the BSS Transaction, we retained certain obligations related to DISH Network’s performance under the Telesat Transponder Agreement.

•
QuetzSat-1 Agreement — In November 2008, we entered into an agreement to lease satellite capacity from SES Latin America, which provided, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leased from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location. In February 2013, we and DISH Network entered into an agreement pursuant to which we leased back from DISH Network certain satellite capacity on five DBS transponders on the QuetzSat-1 satellite.

TT&C Agreement. Effective January 2012, we entered into a TT&C agreement pursuant to which we provided TT&C services to DISH Network, which we subsequently amended (the “2012 TT&C Agreement”). The fees for services provided under the 2012 TT&C Agreement were calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which varied depending on the nature of the services provided.

Real Estate Leases to DISH Network. We entered into lease agreements pursuant to which DISH Network leased certain real estate from us. The rent on a per square foot basis each of the leases or subsequent amendments was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases or subsequent amendments and DISH Network was responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. These components of the BSS Transaction do not qualify for discontinued operations treatment, and therefore the revenue from these lease agreements has not been treated as discontinued operations. The terms of each of the leases are set forth below:

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	Santa Fe Lease Agreement — DISH Network leased from us all of 5701 S. Santa Fe Dr., Littleton, Colorado. In connection with the BSS Transaction, we transferred this property to DISH Network.

•
Cheyenne Lease Agreement — During 2017, we and certain of our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries whereby we and certain of our subsidiaries received all the shares of preferred tracking stock previously issued by us and one of our subsidiaries (the “Tracking Stock”) in exchange for 100% of the equity interests of certain of our subsidiaries that held substantially all of our former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Prior to the Share Exchange, we leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, we transferred ownership of a portion of this property to DISH Network and we and DISH Network amended this agreement to, among other things, provide for a continued lease to DISH Network of the portion of the property we retained (the “Cheyenne Data Center”). In connection with the BSS Transaction, we transferred the Cheyenne Data Center to DISH Network.

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

NOTE 5.    BUSINESS COMBINATIONS

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% equity ownership interest in that subsidiary (the “Yahsat Brazil JV Transaction”). The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite. The results of operations related to the business we acquired from Yahsat have been included in these Condensed Consolidated Financial Statements from the date of acquisition. Through March 31, 2020, we have incurred $1.6 million of costs associated with the closing of the Yahsat Brazil JV Transaction.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

All assets and liabilities acquired from Yahsat have been recorded at fair value. The following table presents our updated preliminary allocation of the purchase price:

Amounts
Assets:
Cash and cash equivalents	$7,858
Other current assets, net	7,106
Property and equipment	86,983
Regulatory authorization	4,498
Goodwill	6,328
Other non-current assets, net	1,502
Total assets	$114,275

Liabilities:
Trade accounts payable	$3,879
Accrued expenses and other current liabilities	4,796
Total liabilities	$8,675

Total purchase price (1)	$105,600
(1)    Based on the value determined for the equity ownership interest issued by our Brazilian subsidiary as consideration for the business acquired by us in the Yahsat Brazil JV Transaction.

The following preliminary valuation of the acquired assets was derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation:

Amounts
Satellite payload	$49,363
Regulatory authorization	4,498
Total	$53,861

The satellite payload and regulatory authorization were valued using an income approach and are being amortized over seven and 11 years, respectively.
We recognized goodwill of $6.3 million, including a currency translation adjustment of $1.2 million. The goodwill is attributable to expected synergies, the projected long-term business growth in current and new markets and an assembled workforce. This goodwill has been allocated entirely to our Hughes segment.

NOTE 6.    EARNINGS PER SHARE

We present basic and diluted earnings or losses per share (“EPS”) for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing Net income (loss) attributable to EchoStar Corporation common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards is computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, the effect of which would be anti-dilutive, of 4.8 million and 4.9 million shares for the three months ended March 31, 2020 and 2019, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the calculation of basic and diluted EPS:

	For the three months ended March 31,
	2020	2019
Net income (loss) attributable to EchoStar Corporation common stock:
Net income (loss) from continuing operations	$(54,295)	$(5,045)
Net income (loss) from discontinued operations	—	19,247
Net income (loss) attributable to EchoStar Corporation common stock	$(54,295)	$14,202

Weighted-average common shares outstanding:
Class A and B common stock:
Basic and diluted	97,811	95,386

Earnings (losses) per share:
Class A and B common stock:
Basic and diluted:
Continuing operations	$(0.56)	$(0.05)
Discontinued operations	—	0.20
Total basic and diluted earnings (losses) per share	$(0.56)	$0.15

NOTE 7.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	March 31, 2020	December 31, 2019
Marketable investment securities:
Debt securities:
Available-for-sale:
Corporate bonds	$446,515	$568,442
Other debt securities	303,703	335,580
Total available-for-sale debt securities	750,218	904,022
Fair value option - corporate bonds	12,181	9,128
Total debt securities	762,399	913,150
Equity securities	29,673	35,566
Total marketable investment securities, including restricted amounts	792,072	948,716
Less: Restricted marketable investment securities	(1,711)	(8,093)
Total marketable investment securities	$790,361	$940,623

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2020
Corporate bonds	$449,483	$—	$(2,968)	$446,515
Other debt securities	303,694	9	—	303,703
Total available-for-sale debt securities	$753,177	$9	$(2,968)	$750,218

As of December 31, 2019
Corporate bonds	$567,926	$518	$(2)	$568,442
Other debt securities	335,572	8	—	335,580
Total available-for-sale debt securities	$903,498	$526	$(2)	$904,022

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended March 31,
	2020	2019
Proceeds from sales	$10,000	$435,978
Gains (losses) on sales, net	$—	$549

As of March 31, 2020, we have $705.7 million of available-for-sale debt securities with contractual maturities of one year or less and $44.5 million with contractual maturities greater than one year.

Fair Value Option

The following table presents the activity on our fair value option corporate bonds:

	For the three months ended March 31,
	2020	2019
Gains (losses) on investments, net	$(4,208)	$4,198

For the three months ended March 31, 2020 and 2019, we did not have any sales of fair value option corporate bonds.

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended March 31,
	2020	2019
Proceeds from sales	$134	$50,877
Gains (losses) on investments, net	$(11,115)	$30,249

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of
	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Debt securities:
Available-for-sale:
Corporate bonds	$—	$446,515	$446,515	$—	$568,442	$568,442
Other debt securities	1,711	301,992	303,703	8,093	327,487	335,580
Total available-for-sale debt securities	1,711	748,507	750,218	8,093	895,929	904,022
Fair value option - corporate bonds	—	12,181	12,181	—	9,128	9,128
Total debt securities	1,711	760,688	762,399	8,093	905,057	913,150
Equity securities	23,090	6,583	29,673	27,933	7,633	35,566
Total marketable investment securities, including restricted amounts	24,801	767,271	792,072	36,026	912,690	948,716
Less: Restricted marketable investment securities	(1,711)	—	(1,711)	(8,093)	—	(8,093)
Total marketable investment securities	$23,090	$767,271	$790,361	$27,933	$912,690	$940,623

As of March 31, 2020 and December 31, 2019, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 8.    PROPERTY AND EQUIPMENT

The following tables presents the components of Property and equipment, net:

	As of
	March 31, 2020	December 31, 2019
Property and equipment, net:
Satellites, net	$1,688,827	$1,749,576
Other property and equipment, net	739,716	779,162
Total property and equipment, net	$2,428,543	$2,528,738

Satellites

As of March 31, 2020, our operating satellite fleet consisted of 10 satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents our owned and leased satellites:

Satellite	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	10
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
Al Yah 3 (2)	Hughes	January 2018	20 W	7
EchoStar IX (3)	ESS	August 2003	121 W	12
EUTELSAT 10A (4)	Corporate and Other	April 2009	10 E	-
EchoStar XXI	Corporate and Other	June 2017	10.25 E	15

Finance leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
EchoStar 105/SES-11	ESS	October 2017	105 W	15
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
(4)    We acquired the S-band payload on this satellite in December 2013. Prior to acquisition, the S-band payload experienced an anomaly at the time of launch and, as a result, is not fully operational.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		March 31, 2020	December 31, 2019
Satellites, net:
Satellites - owned	7 to 15	$1,803,878	$1,816,303
Satellites - acquired under finance leases	15	352,206	381,163
Construction in progress	—	377,369	365,133
Total satellites		2,533,453	2,562,599
Accumulated depreciation:
Satellites - owned		(788,241)	(756,635)
Satellites - acquired under finance leases		(56,385)	(56,388)
Total accumulated depreciation		(844,626)	(813,023)
Total satellites, net		$1,688,827	$1,749,576

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the depreciation expense and capitalized interest associated with our satellites:

	For the three months ended March 31,
	2020	2019
Depreciation expense:
Satellites - owned	$32,073	$32,015
Satellites acquired under finance leases	6,013	6,490
Total depreciation expense	$38,086	$38,505

Capitalized interest	$6,681	$4,901

Construction in Progress

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. In the first quarter of 2020, Space Systems/Loral, LLC (“SS/L”), the manufacturer of our EchoStar XXIV satellite, invoked the “force majeure” clause of our contract and notified us of a possible delay in completion of the satellite due to “shelter-in-place” orders affecting personnel at SS/L and its subcontractors, and other potential impacts of the COVID-19 pandemic.  We currently expect the EchoStar XXIV satellite to be launched no earlier than the second half of 2021. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

Satellite Commitments

As of March 31, 2020 and December 31, 2019, our satellite-related obligations were $402.7 million and $419.0 million, respectively. These primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended March 31, 2020.

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our long-term debt and our joint venture agreements with Yahsat, we are required, subject to certain limitations on coverage, to maintain only for the SPACEWAY 3 satellite, the EchoStar XVII satellite and the Al Yah 3 Brazilian payload, insurance or other contractual arrangements during the commercial in-orbit service of such satellite or payload. Our other satellites and payloads, either in orbit or under construction, are not covered by launch or in-orbit insurance or other contractual arrangements. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value of In-Orbit Incentives

As of March 31, 2020 and December 31, 2019, the fair values of our in-orbit incentive obligations from our continuing operations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $56.2 million and $57.0 million, respectively.

NOTE 9.    REGULATORY AUTHORIZATIONS

The following table presents the components of our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2018	$46,787	$(16,790)	$29,997	$400,042	$430,039
Amortization expense	—	(878)	(878)	—	(878)
Foreign currency translation	(854)	331	(523)	—	(523)
Balance, March 31, 2019	$45,933	$(17,337)	$28,596	$400,042	$428,638

Balance, December 31, 2019	$58,451	$(20,144)	$38,307	$440,291	$478,598
Amortization expense	—	(964)	(964)	—	(964)
Foreign currency translation	(1,828)	366	(1,462)	(5,008)	(6,470)
Balance, March 31, 2020	$56,623	$(20,742)	$35,881	$435,283	$471,164

Weighted average useful life		13 years

Finite Lived Assets

In November 2019, we were granted an S-Band spectrum license for terrestrial rights in Mexico for $7.9 million. The acquired asset is subject to amortization over a period of 15 years.

In November 2019, we also acquired Ka-band spectrum rights for $4.5 million, upon consummation of the Yahsat Brazil JV Transaction, which are subject to amortization over a period of 11 years.

NOTE 10.     OTHER INVESTMENTS

The following table presents the components of Other investments, net:

	As of
	March 31, 2020	December 31, 2019
Other investments, net:
Equity method investments	$163,689	$166,209
Other equity investments	43,364	66,627
Other debt investments, net	91,094	92,569
Total other investments, net	$298,147	$325,405

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Equity Method Investments

Dish Mexico

We own 49% of Dish Mexico and its subsidiaries, a joint venture that we entered into in 2008 to provide direct-to-home satellite services in Mexico. Historically, we provided certain satellite services to Dish Mexico. However, following the consummation of the BSS Transaction, we no longer provide these services.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $1.3 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had trade accounts receivable from Deluxe of $1.0 million and $0.6 million, respectively.

Broadband Connectivity Solutions (Restricted) Limited

In August 2018, we entered into an agreement with Yahsat to establish a new entity, Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100.0 million in cash in exchange for a 20% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS. We recognized revenue from BCS for such services and equipment of $1.7 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had trade accounts receivable from BCS of $4.5 million and $5.2 million, respectively.

Other Equity Investments

During the three months ended March 31, 2020 and 2019, we recorded a $21.3 million and a $28.7 million, respectively, reduction to the carrying amount of our investments based on circumstances that indicated the fair value of the investment was less than its carrying amount.

Other Debt Investments, Net

The following table presents our other debt investments, net:

	As of
	March 31, 2020	December 31, 2019
Other debt investments, net:
Cost basis	$103,768	$102,878
Discount	(10,442)	(10,309)
Allowance for credit losses	(2,232)	—
Total other debt investments, net	$91,094	$92,569

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the activity in our allowance for credit losses:

	Balance at Beginning of Period	Credit Losses(1)	Deductions	Balance at End of Period
For the three months ended:
March 31, 2020	$—	$2,232	$—	$2,232
(1) The impact of adopting ASC 326 on January 1, 2020 was a $2.1 million adjustment to Accumulated earnings (losses).

During the three months ended March 31, 2020 and 2019, we recorded interest income related to these debt instruments of $3.3 million and zero, respectively.

NOTE 11.    LONG-TERM DEBT

The following table presents the carrying amounts and fair values of our Long-term debt:

	Effective interest rates	As of
		March 31, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$748,133	$750,000	$825,308
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	922,527	900,000	963,783
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	770,715	750,000	833,903
Less: Unamortized debt issuance costs		(9,782)		(10,832)
Total long-term debt		$2,390,218	$2,441,375	$2,389,168	$2,622,994

No amounts on our long-term debt are due during the next twelve months.

NOTE 12.    INCOME TAXES

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our interim income tax provision and our interim estimate of our annual effective tax rate are influenced by several factors, including foreign losses and capital gains and losses for which related deferred tax assets are partially offset by a valuation allowance, changes in tax laws and relative changes in unrecognized tax benefits. Additionally, our effective tax rate can be affected by the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.

Our income tax benefit was $7.5 million for the three months ended March 31, 2020 compared to $2.9 million of income tax provision for the three months ended March 31, 2019. Our estimated effective income tax rate was 11.5% and (216.1)% for the three months ended March 31, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature, permanent book tax differences and research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2019 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature and research and experimentation credits.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The CARES Act features significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, including a five-year carryback of net operating losses, relaxation of Section 163(j) interest deduction limitations, acceleration of Alternative Minimum Tax refunds, relief for payroll tax and tax credits for employers who retain employees. These provisions did not affect our income tax provision for the three months ended March 31, 2020.

NOTE 13.    CONTINGENCIES

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

Certain Arrangements with DISH Network

In connection with our spin-off from DISH in 2008 (the “Spin-off”), we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we assumed certain liabilities that relate to our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which we will generally only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off. In connection with the Share Exchange and the BSS Transaction, we entered into the Share Exchange Agreement and the Master Transaction Agreement, respectively, and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between us and DISH Network for, in the case of the Share Exchange, certain pre-existing liabilities and legal proceedings and, in the case of the BSS Transaction, certain losses with respect to breaches of certain representations and covenants and certain liabilities.

Litigation

We are involved in a number of legal proceedings against us concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable and to determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made. There can be no assurance that legal proceedings against us will be resolved in amounts that will not differ from the amounts of our recorded accruals. Legal fees and other costs of defending legal proceedings are charged to expense as incurred.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our officer, David J. Rayner; EchoStar Corporation; our subsidiary Hughes Satellite Services Corporation (“HSSC”); our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar Corporation’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and HSSC’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. We intend to vigorously defend this case. We cannot predict its outcome with any degree of certainty.

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 1999, HCIPL’s license was amended pursuant to a new government policy that eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees, interest on such fees and penalties and interest on the penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCPIL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider its decision. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the Order to permit the DOT to calculate the final amount due and extend HCPIL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court denied this application and directed us and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the Supreme Court in October 2019 must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. This hearing was postponed due to the COVID-19 pandemic and not yet rescheduled. To date, the DOT has issued HCIPL written assessments totaling $28.4 million, comprised of $4.0 million for additional license fees, $4.1 million for penalties and $20.3 million for interest and interest on penalties. In the first quarter of 2020, HCIPL paid the DOT $2.9 million with respect to this matter. As a result of the Supreme Court’s orders in this matter, HCIPL’s payments to date and the impact of foreign exchange rates, and using the DOT’s methodology as reflected in the assessments HCIPL has received as of the date of the Order, we have recorded an accrual of $77.1 million as of March 31, 2020, comprised of $3.8 million for additional license fees, $3.9 million for penalties and $69.4 million for interest and interest on penalties. We had recorded an accrual of $80.2 million as of December 31, 2019. Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrual and such differences could be significant.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 14.    SEGMENT REPORTING

Business segments are components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We operate in two business segments, Hughes and ESS, as described in Note 1. Organization and Business Activities.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, net income (loss) from discontinued operations and net income (loss) attributable to non-controlling interests (“EBITDA”).

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents revenue, EBITDA and capital expenditures for each of our business segments. Capital expenditures are net of refunds and other receipts related to our property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2020
External revenue	$458,482	$4,367	$2,817	$465,666
Intersegment revenue	—	285	(285)	—
Total revenue	$458,482	$4,652	$2,532	$465,666

EBITDA	$154,641	$2,030	$(65,440)	$91,231
Capital expenditures	$91,517	$—	$13,087	$104,604

For the three months ended March 31, 2019
External revenue	$445,337	$3,852	$5,193	$454,382
Intersegment revenue	—	181	(181)	—
Total revenue	$445,337	$4,033	$5,012	$454,382

EBITDA	$161,132	$1,729	$(17,260)	$145,601
Capital expenditures	$73,821	$—	$38,033	$111,854

The following table reconciles Income (loss) from continuing operations before income taxes in the Condensed Consolidated Statements of Operations to EBITDA:

	For the three months ended March 31,
	2020	2019
Income (loss) from continuing operations before income taxes	$(65,229)	$(1,341)
Interest income, net	(15,583)	(24,429)
Interest expense, net of amounts capitalized	36,233	53,199
Depreciation and amortization	132,368	118,978
Net loss (income) attributable to non-controlling interests	3,442	(806)
EBITDA	$91,231	$145,601

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 15.    RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar Corporation and DISH have operated as separate publicly-traded companies since 2008. A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family. In addition, prior to March 2017, DISH Network owned the Tracking Stock, which in the aggregate represented an 80% economic interest in the residential retail satellite broadband business of our Hughes segment. The Tracking Stock was retired in March 2017.

In connection with and following the Spin-off, the Share Exchange and the BSS Transaction, we and DISH Network entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network, DISH Network obtains certain products, services and rights from us; and we and DISH Network indemnify each other against certain liabilities arising from our respective businesses. Generally, the amounts we or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided. We may also enter into additional agreements with DISH Network in the future.

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue from DISH Network:

	For the three months ended March 31,
	2020	2019
Services and other revenue - DISH Network	$10,313	$15,062

The following table presents the related trade accounts receivable:

	As of
	March 31, 2020	December 31, 2019
Trade accounts receivable - DISH Network	$10,948	$10,683

Satellite Capacity Leased to DISH Network. We have entered into an agreement and have previously entered into a now terminated agreement to lease satellite capacity pursuant to which we have provided satellite services to DISH Network on certain satellites owned or leased by us. The fees for the services provided under these agreements depend upon, among other things, the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite and the length of the service arrangements. The terms of these agreements are set forth below:

•
EchoStar IX —  Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

•
103 Degree Orbital Location/SES-3 — In May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”). In June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights. Effective in March 2018, DISH Network exercised its right to terminate the DISH 103 Spectrum Development Agreement and we exercised our right to terminate the 103 Spectrum Development Agreement.

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

Real Estate Leases to DISH Network. We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases or subsequent amendments and includes DISH Network’s portion of the taxes, insurance, utilities and/or maintenance of the premises. The terms of each of the leases are set forth below:

•
100 Inverness Occupancy License Agreement — Effective March 2017, DISH Network is licensed to use certain of our space at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, either party has the right to terminate this agreement upon 30 days’ notice. In connection with the BSS Transaction, we transferred to DISH Network the Englewood Satellite Operations Center located at 100 Inverness Terrace East, including any and all equipment, hardware licenses, software, processes, software licenses, furniture and technical documentation associated with the satellites transferred in the BSS Transaction.

•
Meridian Lease Agreement  — The lease for all of 9601 S. Meridian Blvd., Englewood, Colorado was originally for a period ending in December 2016. We and DISH Network have amended this lease over time to, among other things, extend the term through December 2020. After December 2020, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice.

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below).

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended March 31,
	2020	2019
Operating expenses - DISH Network	$1,455	$916

The following table presents the related trade accounts payable:

	As of
	March 31, 2020	December 31, 2019
Trade accounts payable - DISH Network	$1,229	$1,923

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, we and DISH Network agreed that we continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from us (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement (as amended to date, the “Amended and Restated Professional Services Agreement”) to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, we and DISH further amended the Amended and Restated Professional Services Agreement to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. The term of the Amended and Restated Professional Services Agreement is through January 2021 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH Network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

Real Estate Leases from DISH Network. We have entered into lease agreements pursuant to which we lease certain real estate from DISH Network. The rent on a per square foot basis is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases or subsequent amendments and, includes our portion of the taxes, insurance, utilities and/or maintenance of the premises. The terms of each of the leases are set forth below:

•
Cheyenne Lease Agreement — Effective March 2017, we entered into a lease with DISH Network for certain space at 530 EchoStar Drive in Cheyenne, Wyoming for a period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one year period ending in February 2020. In connection with the BSS Transaction, we transferred the Cheyenne Satellite Operations Center, including any equipment, software licenses, and furniture located within, to DISH Network and amended this lease to reduce the space provided to us for the Cheyenne Satellite Access Center for a period ending in September 2021, with the option for us to renew for a one year period upon 180 days’ written notice prior to the end of the term.

•
American Fork Occupancy License Agreement — Effective March 2017, we entered into an agreement with DISH Network for certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We exercised our option to renew this agreement for a five-year period ending in August 2022. We and DISH Network amended this agreement to, among other things, terminate this agreement in March 2019.

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provides us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provides us with renewal options for four consecutive years. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In August 2017, we and DISH Network also entered into

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provides us with certain additional collocation space in Cheyenne, Wyoming for a period ending in September 2020, with the option for us to renew for a one-year period, with prior written notice no more than 120 days but no less than 90 days prior to the end of the term. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $4.6 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	March 31, 2020	December 31, 2019
Other receivables - DISH Network	$93,299	$92,892

Tax Sharing Agreement. Effective December 2007, we and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off. This agreement governs our and DISH Network’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network and DISH Network indemnifies us for such taxes. However, DISH Network is not liable for and does not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code, because of: (i) a direct or indirect acquisition of any of our stock, stock options or assets; (ii) any action that we take or fail to take or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for any resulting taxes, as well as any losses, claims and

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

expenses. The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

Share Exchange Agreement. In January 2017, we and certain of our subsidiaries entered into the Share Exchange Agreement with DISH and certain of its subsidiaries pursuant to which, in February 2017, we received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange, we no longer operate the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, we transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contained customary representations and warranties by the parties, including representations by us related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. We and DISH Network also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by us or DISH causes the transaction to be taxable to the other party after closing.

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

NOTE 16.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2020. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Condensed Consolidated Financial Statements.

TerreStar Solutions, Inc.

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $2.2 million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had trade accounts receivable from TSI of $2.3 million and $2.7 million, respectively.

Global-IP Cayman

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, served as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP from September 2017 until April 2019 and from September 2017 until December 2019, respectively. In August 2018, we and Global IP amended the agreement to: (i) change certain of the equipment and services to be provided to Global IP, (ii) modify certain payment terms, (iii) provide Global IP an option to use one of our test lab facilities and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We recognized revenue under this agreement of zero for each of the three months ended March 31, 2020 and 2019. As of both March 31, 2020 and December 31, 2019, we were owed $7.5 million from Global IP.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined our board of directors in March 2019, served as a consultant and advisor to Maxar Technologies Inc. and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture and certain other services of the EchoStar IX satellite, the EchoStar XVII satellite, the EchoStar XIX satellite, the EchoStar XXI satellite and the EchoStar XXIV satellite and our former EchoStar XI satellite, EchoStar XIV satellite, EchoStar XVI satellite and EchoStar XXIII satellite. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $7.9 million and $35.7 million for the three months ended March 31, 2020 and 2019, respectively. At both March 31, 2020 and December 31, 2019, we had no trade accounts payable to Maxar Tech.

NOTE 17.    SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the three months ended March 31,
	2020	2019
Cost of sales - equipment (exclusive of depreciation and amortization)	$6,692	$5,395
Research and development expenses	$6,254	$6,888

Cash and Cash Equivalents and Restricted Cash

The following table reconciles Cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Balance Sheets, to the total of the same as presented in the Condensed Consolidated Statements of Cash Flows:

	For the three months ended March 31,
	2020	2019
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$1,519,431	$928,306
Restricted cash	2,458	1,189
Total cash and cash equivalents, included restricted amounts, beginning of period	$1,521,889	$929,495

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$1,599,025	$1,349,724
Restricted cash	8,278	982
Total cash and cash equivalents, included restricted amounts, end of period	$1,607,303	$1,350,706

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Current Assets, Net and Other Non-Current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	March 31, 2020	December 31, 2019
Other current assets, net:
Trade accounts receivable - DISH Network	$10,948	$10,683
Inventory	88,446	79,621
Prepaids and deposits	52,380	50,145
Contract acquisition costs, net	14,290	16,869
Other, net	23,823	22,213
Total other current assets, net	$189,887	$179,531

Other non-current assets, net:
Other receivables - DISH Network	$93,299	$92,892
Restricted marketable investment securities	1,711	8,093
Restricted cash	8,278	2,458
Deferred tax assets, net	7,145	7,251
Capitalized software, net	104,401	101,786
Contract acquisition costs, net	96,107	96,723
Contract fulfillment costs, net	2,782	3,010
Other, net	25,917	22,628
Total other non-current assets, net	$339,640	$334,841

The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	Balance at Beginning of Period	Credit Losses (1)	Deductions	Foreign Currency Translation	Balance at End of Period
For the three months ended March 31, 2020
Other current assets, net	$—	$1,595	$—	$—	$1,595
Other non-current assets, net	$—	$13,379	$—	$(358)	$13,021
(1) The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Accrued Expenses and Other Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities:

	As of
	March 31, 2020	December 31, 2019
Accrued expenses and other current liabilities:
Trade accounts payable - DISH Network	$1,229	$1,923
Accrued interest	36,072	42,622
Accrued compensation	38,542	50,787
Accrued taxes	18,183	18,525
Operating lease obligation	13,527	14,651
Other	132,153	142,371
Total accrued expenses and other current liabilities	$239,706	$270,879

Inventory

The following table presents the components of inventory:

	As of
	March 31, 2020	December 31, 2019
Raw materials	$8,399	$4,240
Work-in-process	9,421	6,979
Finished goods	70,626	68,402
Total inventory	$88,446	$79,621

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the three months ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$43,847	$54,572
Cash paid for income taxes	$716	$772

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$6,920	$6,654
Increase (decrease) in capital expenditures included in accounts payable, net	$(5,549)	$(15,320)
Non-cash net assets received in exchange for a 20% ownership interest in our existing Brazilian subsidiary	$2,824	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries. The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and notes thereto (“Accompanying Condensed Consolidated Financial Statements”) in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Management’s Discussion and Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s Discussion and Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Refer to the Disclosure Regarding Forward-Looking Statements in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, refer to the Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

EchoStar is a global provider of broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, and satellite services. We also deliver innovative network technologies, managed services and communications solutions for enterprise customers, which include aeronautical and government enterprises.

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH and its subsidiaries (together with DISH, “DISH Network”) and our joint venture Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) and its subsidiaries, and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the three months ended March 31, 2019 in our Accompanying Condensed Consolidated Financial Statements. Refer to Note 4. Discontinued Operations in our Accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

We currently operate in two business segments: Hughes and ESS. These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Accounting, Real Estate and Legal) and other activities that have not been assigned to our business segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

All amounts presented in this Management’s Discussion and Analysis reference results from continuing operations unless otherwise noted and are expressed in thousands of United States (“U.S.”) dollars, except share and per share amounts and unless otherwise noted.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended March 31, 2020:

•	Revenue of $465.7 million

•	Operating income (loss) of $10.6 million

•	Net income (loss) from continuing operations of $(57.7) million

•	Net income (loss) attributable to EchoStar common stock of $(54.3) million and basic earnings (loss) per share of common stock of $(0.56)

•
Earnings before interest, taxes, depreciation and amortization, net income (loss) from discontinued operations and net income (loss) attributable to non-controlling interests (“EBITDA”) of $91.2 million (refer to the reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of March 31, 2020:

•	Total assets of $7.0 billion

•	Total liabilities of $3.4 billion

•	Total stockholders’ equity of $3.6 billion

•	Cash, cash equivalents and current marketable investment securities of $2.4 billion

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers in our domestic and international markets across wholesale and retail channels. Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. As a result of the COVID-19 pandemic, in accordance with orders received from our enterprise customers, we have deferred or canceled the delivery of some products or services and we, thus, may not be able to recognize revenue for such products or services.

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

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to us in exchange for a 20% ownership interest in our existing Brazilian subsidiary that conducts our satellite communications services business in Brazil (the “Yahsat Brazil JV Transaction”). The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite.  Under the terms of the agreement, Yahsat may also acquire, for further cash investments, additional minority ownership interests in the business in the future provided certain conditions are met.

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

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. In the first quarter of 2020, Space Systems/Loral, LLC (“SS/L”), the manufacturer of our EchoStar XXIV satellite, invoked the “force majeure” clause of our contract and notified us of a possible delay in completion of the satellite due to “shelter-in-place” orders affecting personnel at SS/L and its subcontractors, and other potential impacts of the COVID-19 pandemic.  We currently expect the EchoStar XXIV satellite to be launched no earlier than the second half of 2021. This or other delays or impediments to SS/L’s meeting its obligations as a result of the COVID-19 pandemic and various economic and other consequences or otherwise could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”). Pursuant to the Hughes Broadband MSA, DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services; and (ii) installs HughesNet service equipment with respect to activations generated by DISH Network.  As a result of the Hughes Broadband MSA, we have not earned, and do not expect to earn in the future, significant equipment revenue from our distribution agreement with DISH Network.

We continue our efforts to expand our consumer satellite services business outside of the U.S. We have been delivering high-speed consumer satellite broadband services in Brazil since July 2016 and are also providing satellite broadband internet service in several other Latin American countries. Additionally, in September 2015, we entered into 15-year agreements with affiliates of Telesat Canada for Ka-band capacity on the Telesat T19V satellite located at the 63 degree west longitude orbital location, which was launched in July 2018. Telesat T19V was placed in service during the fourth quarter of 2018 and augmented the capacity being provided by the EUTELSAT 65 West A satellite and the EchoStar XIX satellite in South America.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Our broadband subscribers include customers that subscribe to our HughesNet service in North and Latin America through retail, wholesale and small/medium enterprise service channels. In connection with the COVID-19 pandemic, in March 2020, we voluntarily signed on to the Federal Communications Commissions’ (“FCC”) Keep Americans Connected Pledge (the “Pledge”), promising not to terminate HughesNet service for certain consumer customers for 60 days even if they are unable to pay. We have removed from our subscriber numbers as of March 31, 2020 any subscribers whose HughesNet service would have ordinarily been terminated in the absence of the Pledge. In April 2020, we voluntarily agreed with the FCC’s request to extend the Pledge through June 30, 2020. As a result, we may be required to provide HughesNet service to consumers who do not have the ability to pay for such services.

The following table presents our approximate subscriber numbers:

	As of
	March 31, 2020	December 31, 2019
Broadband subscribers	1,516,000	1,477,000

As of March 31, 2020 and December 31, 2019, approximately 267,000 and 238,000 of our subscribers, respectively, were in Latin America.

The following table presents our approximate subscriber net additions:

	For the three months ended
	March 31, 2020	December 31, 2019
Net additions	39,000	20,000

During the first quarter of 2020, our net subscriber additions increased by approximately 19,000 compared to the fourth quarter of 2019, reflecting increased gross subscriber additions compared to the fourth quarter of 2019.

As of March 31, 2020 and December 31, 2019, our Hughes segment had $1.2 billion and $1.4 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue. Our contracted revenue backlog as of March 31, 2020 decreased primarily due to the bankruptcy of a certain customer and the effects of the COVID-19 pandemic, including lengthened or delayed sales cycles with some of our enterprise customers.

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

As of March 31, 2020 and December 31, 2019, our ESS segment had contracted revenue backlog of $9.5 million and $11.4 million respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Other Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The current COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, medium-earth orbit (“MEO”) systems, balloons and High Altitude Platform Systems are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across many industries and communities in North America and internationally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, domestically and internationally, that we believe may allow us to increase our existing market share, increase our satellite capacity, expand into new satellite and other technologies, markets and customers, broaden our portfolio of services, products and intellectual property, make our business more valuable, align us for future growth and expansion, maximize the return on our investments and strengthen our business and relationships with our customers. We may allocate or dispose of significant resources for long-term value that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

S-Band Strategy

We continue to explore the development and deployment of S-band technologies and believe that our products and services will be integrated into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. The current COVID-19 pandemic has made even more evident the worldwide need and demand for such networks. In December 2013, we acquired EchoStar Mobile Limited (“EML”), an entity based in Dublin, Ireland, which is licensed to provide mobile satellite service (“MSS”) and complementary ground component (“CGC”) services covering the European Union and its member states (“EU”) using the S-band spectrum. EML’s services in the EU are supported by the EchoStar XXI satellite and the EUTELSAT 10A payload. In October 2019, we acquired Sirion Global Pty Ltd., which we have renamed EchoStar Global Australia Pty Ltd (“EchoStar Global”), which holds global S-band non-geostationary satellite spectrum rights for MSS. Additionally, we have entered into a contract with Tyvak Nano-Satellite Systems, Inc. for the design and construction of S-band nano-satellites. The contracted launches for these satellites have been postponed as a result of the COVID-19 pandemic and we are awaiting notice from the launch providers regarding when they will be rescheduled, which we expect will be during 2020.  We expect our nano-satellites to facilitate our continued growth in the global S-band market and enable us to leverage our acquisition of EchoStar Global. In addition, in November 2019, we were granted an S-band spectrum license for terrestrial rights in Mexico. As of March 31, 2020, we have no material future commitments in connection with these acquisitions.

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

Due to the COVID-19 pandemic, a large portion of our workforce has been working remotely and is likely to continue to do so for some time.  While we have cybersecurity risk management tools to help protect our technology, information and networks that our employees access remotely, we cannot guarantee the security of the network that they will be using, the security status of the other non-company managed devices that might be on the network to which they are connected or the devices or networks used by third parties with whom our employees conduct business, such as customers, suppliers, vendors and other persons.  Additionally, there has been a major global increase in COVID-19 related cyber-fraud and phishing attacks that continue to target our employees, vendors, suppliers, customers and others. Accordingly, we have increased our efforts and resources relating to cybersecurity as a result of the COVID-19 pandemic.

We treat cybersecurity risk seriously and are focused on maintaining the security of our and our partners’ systems, networks, technologies and data. We regularly review and revise our relevant policies and procedures, invest in and maintain internal resources, personnel and systems and review, modify and supplement our defenses through the use of various services, programs and outside vendors. Additionally, we provide resources to assist employees in better securing their home networks and remote connections.  We also maintain agreements with third party vendors and experts to assist in our remediation and mitigation efforts if we experience or identify a material incident or threat. In addition, senior management and the Audit Committee of our Board of Directors are regularly briefed on cybersecurity matters.

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2020 and through May 6, 2020. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table presents our consolidated results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	For the three months ended March 31,		Variance
Statements of Operations Data	2020	2019	Amounts	%
Revenue:
Services and other revenue	$408,357	$402,668	$5,689	1.4
Equipment revenue	57,309	51,714	5,595	10.8
Total revenue	465,666	454,382	11,284	2.5
Costs and expenses:
Cost of sales - services and other	145,252	143,347	1,905	1.3
% of total services and other revenue	35.6%	35.6%
Cost of sales - equipment	45,908	45,007	901	2.0
% of total equipment revenue	80.1%	87.0%
Selling, general and administrative expenses	125,281	112,114	13,167	11.7
% of total revenue	26.9%	24.7%
Research and development expenses	6,254	6,888	(634)	(9.2)
% of total revenue	1.3%	1.5%
Depreciation and amortization	132,368	118,978	13,390	11.3
Total costs and expenses	455,063	426,334	28,729	6.7
Operating income (loss)	10,603	28,048	(17,445)	(62.2)
Other income (expense):
Interest income, net	15,583	24,429	(8,846)	(36.2)
Interest expense, net of amounts capitalized	(36,233)	(53,199)	16,966	31.9
Gains (losses) on investments, net	(46,672)	6,936	(53,608)	*
Equity in earnings (losses) of unconsolidated affiliates, net	2,613	(6,353)	8,966	*
Foreign currency transaction gains (losses), net	(10,844)	(1,160)	(9,684)	*
Other, net	(279)	(42)	(237)	*
Total other income (expense), net	(75,832)	(29,389)	(46,443)	*
Income (loss) from continuing operations before income taxes	(65,229)	(1,341)	(63,888)	*
Income tax benefit (provision), net	7,492	(2,898)	(10,390)	*
Net income (loss) from continuing operations	(57,737)	(4,239)	(53,498)	*
Net income (loss) from discontinued operations	—	19,247	(19,247)	(100.0)
Net income (loss)	(57,737)	15,008	(72,745)	*
Less: Net loss (income) attributable to non-controlling interests	3,442	(806)	4,248	*
Net income (loss) attributable to EchoStar Corporation common stock	$(54,295)	$14,202	$(68,497)	*

Other data:
EBITDA (1)	$91,231	$145,601	$(54,370)	(37.3)
Subscribers, end of period	1,516,000	1,388,000	128,000	9.2
*    Percentage is not meaningful.

(1)
A reconciliation of EBITDA to Net income (loss), the most directly comparable generally accepted accounting principles in the U.S. (“U.S. GAAP”) measure in our Accompanying Condensed Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, refer to the Explanation of Key Metrics and Other Items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our continuing operations for the three months ended March 31, 2020 and 2019 unless otherwise stated.

Services and other revenue.  Services and other revenue totaled $408.4 million for the three months ended March 31, 2020, an increase of $5.7 million, or 1.4%, compared to 2019.

•
Services and other revenue from our Hughes segment for the three months ended March 31, 2020 increased by $7.5 million, or 1.9%, to $401.2 million compared to 2019.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $19.5 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $12.6 million. Both of these variances include the negative impact of exchange rate fluctuations.

•
Services and other revenue from Corporate and Other for the three months ended March 31, 2020 decreased by $2.5 million, or 49.5%, to $2.5 million compared to 2019 primarily attributable to a decrease in income from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Equipment revenue.  Equipment revenue totaled $57.3 million for the three months ended March 31, 2020, an increase of $5.6 million, or 10.8%, compared to 2019.  The increase was primarily attributable to our Hughes segment due to increases in hardware sales to our enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $145.3 million for the three months ended March 31, 2020, an increase of $1.9 million, or 1.3%, compared to 2019. The increase was primarily attributable to our Hughes segment due to an increase in the costs of broadband services provided to our consumer customers supporting the increase in number of subscribers and revenue in both the domestic and international markets, partially offset by a decrease in the costs of broadband services provided to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $45.9 million for the three months ended March 31, 2020, an increase of $0.9 million, or 2.0%, compared to 2019. The increase was primarily attributable to our Hughes segment due to an increase in hardware sales to our enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $125.3 million for the three months ended March 31, 2020, an increase of $13.2 million, or 11.7%, compared to 2019. The increase was primarily attributable to (i) increases in marketing and promotional expenses of $8.3 million from our Hughes segment mainly associated with our consumer business in Latin America, (ii) increases in bad debt expense of $1.9 million and (iii) increases in other general and administrative expenses of $3.0 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $132.4 million for the three months ended March 31, 2020, an increase of $13.4 million, or 11.3%, compared to 2019.  The increase was primarily from our Hughes segment and due to increases in depreciation expense of $6.4 million relating to our customer premises equipment and $6.1 million relating to the depreciation of assets acquired in the Yahsat Brazil JV Transaction.

Interest income, net.  Interest income, net totaled $15.6 million for the three months ended March 31, 2020, a decrease of $8.8 million, or 36.2%, compared to 2019 primarily attributable to the decrease in our marketable investment securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $36.2 million for the three months ended March 31, 2020, a decrease of $17.0 million, or 31.9%, compared to 2019.  The decrease was primarily due to a decrease of $16.0 million in interest expense and in amortization of deferred financing cost as a result of the repurchase and maturity of our 6 1/2% Senior Secured Notes due 2019 and an increase of $1.8 million in capitalized interest relating to the construction of the EchoStar XXIV satellite.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $46.7 million of net losses for the three months ended March 31, 2020, a negative change of $53.6 million compared to 2019. The change was primarily attributable to $50.3 million of net negative variances on marketable investment securities compared to 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $2.6 million in earnings for the three months ended March 31, 2020 compared to $6.4 million in losses for the three months ended March 31, 2019. The increase was related to increased earnings from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $10.8 million in losses for the three months ended March 31, 2020, an increase in losses of $9.7 million compared to 2019. The change was due to the net strengthening of the U.S. dollar against certain foreign currencies in 2020 compared to 2019.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $7.5 million in benefit for the three months ended March 31, 2020 compared to $2.9 million in provision for the three months ended March 31, 2019. Our effective income tax rate was 11.5% and (216.1)% for the three months ended March 31, 2020 and 2019, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature, permanent book tax differences and research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2019 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature and research and experimentation credits.

Net income (loss) attributable to EchoStar Corporation common stock.  Net loss attributable to EchoStar Corporation common stock totaled $54.3 million for the three months ended March 31, 2020, compared to net income attributable to EchoStar Corporation common stock of $14.2 million for the three months ended March 31, 2019, a decrease of $68.5 million as set forth in the following table:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended March 31, 2019	$14,202
Decrease (increase) in interest expense, net of amounts capitalized	16,966
Decrease (increase) in income tax provision, net	10,390
Decrease (increase) in equity in losses of unconsolidated affiliates, net	8,966
Decrease (increase) in net income attributable to non-controlling interests	4,248
Increase (decrease) in other, net	(237)
Increase (decrease) in interest income, net	(8,846)
Increase (decrease) in foreign currency transaction gains, net	(9,684)
Increase (decrease) in operating income, including depreciation and amortization	(17,445)
Increase (decrease) in net income from discontinued operations	(19,247)
Increase (decrease) in gains on investments, net	(53,608)
Net income (loss) attributable to EchoStar Corporation for the three months ended March 31, 2020	$(54,295)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Condensed Consolidated Financial Statements, to EBITDA:

	For the three months ended March 31,		Variance
	2020	2019	Amounts	%
Net income (loss)	$(57,737)	$15,008	$(72,745)	*
Interest income, net	(15,583)	(24,429)	8,846	(36.2)
Interest expense, net of amounts capitalized	36,233	53,199	(16,966)	(31.9)
Income tax provision (benefit), net	(7,492)	2,898	(10,390)	*
Depreciation and amortization	132,368	118,978	13,390	11.3
Net loss (income) from discontinued operations	—	(19,247)	(19,247)	100.0
Net loss (income) attributable to non-controlling interests	3,442	(806)	4,248	*
EBITDA	$91,231	$145,601	$(54,370)	(37.3)
*    Percentage is not meaningful.

EBITDA was $91.2 million for the three months ended March 31, 2020, a decrease of $54.4 million, or 37.3%, compared to 2019 as set forth in the following table:

Amounts
EBITDA for the three months ended March 31, 2019	$145,601
Decrease (increase) in equity in losses of unconsolidated affiliates, net	8,966
Decrease (increase) in net income attributable to non-controlling interests	4,248
Increase (decrease) in other, net	(237)
Increase (decrease) in operating income, excluding depreciation and amortization	(4,055)
Increase (decrease) in foreign currency transaction gains, net	(9,684)
Increase (decrease) in gains on investments, net	(53,608)
EBITDA for the three months ended March 31, 2020	$91,231

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Capital expenditures in the table below are net of refunds and other receipts related to our property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2020
Total revenue	$458,482	$4,652	$2,532	$465,666
Capital expenditures	91,517	—	13,087	104,604
EBITDA	154,641	2,030	(65,440)	91,231

For the three months ended March 31, 2019
Total revenue	$445,337	$4,033	$5,012	$454,382
Capital expenditures	73,821	—	38,033	111,854
EBITDA	161,132	1,729	(17,260)	145,601

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Hughes Segment

	For the three months ended March 31,		Variance
	2020	2019	Amounts	%
Total revenue	$458,482	$445,337	$13,145	3.0
Capital expenditures	91,517	73,821	17,696	24.0
EBITDA	154,641	161,132	(6,491)	(4.0)

Total revenue was $458.5 million for the three months ended March 31, 2020, an increase of $13.1 million, or 3.0%, compared to 2019.  The increase was primarily due to net increases of $19.5 million in sales of broadband services to our consumer customers and $5.6 million in hardware sales to our enterprise customers, partially offset by a decrease in sales of broadband services to our enterprise customers of $12.6 million. Both of these variances include the negative impact of exchange rate fluctuations.

Capital expenditures were $91.5 million for the three months ended March 31, 2020, an increase of $17.7 million, or 24.0%, compared to 2019, primarily due to net increases in expenditures associated with our consumer business.

EBITDA was $154.6 million for the three months ended March 31, 2020, a decrease of $6.5 million, or 4.0%, compared to 2019 as set forth in the following table:

Amounts
EBITDA for the three months ended March 31, 2019	$161,132
Decrease (increase) in net income attributable to non-controlling interests	4,248
Increase (decrease) in gains on investments, net	568
Increase (decrease) in other, net	(191)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(373)
Increase (decrease) in operating income, excluding depreciation and amortization	(2,997)
Increase (decrease) in foreign currency transaction gains, net	(7,746)
EBITDA for the three months ended March 31, 2020	$154,641

ESS Segment

	For the three months ended March 31,		Variance
	2020	2019	Amounts	%
Total revenue	$4,652	$4,033	$619	15.3
EBITDA	2,030	1,729	301	17.4

Total revenue was $4.7 million for the three months ended March 31, 2020, an increase of $0.6 million, or 15.3%, compared to 2019, due to a net increase in transponder services provided to third parties.

EBITDA was $2.0 million for the three months ended March 31, 2020, an increase of $0.3 million, or 17.4%, compared to 2019, primarily due to the increase in revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Corporate and Other

	For the three months ended March 31,		Variance
	2020	2019	Amounts	%
Total revenue	$2,532	$5,012	$(2,480)	(49.5)
Capital expenditures	13,087	38,033	(24,946)	(65.6)
EBITDA	(65,440)	(17,260)	(48,180)	*
*    Percentage is not meaningful

Total revenue was $2.5 million for the three months ended March 31, 2020, a decrease of $2.5 million, or 49.5%, compared to 2019 primarily attributable to a decrease in income from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Capital expenditures for the three months ended March 31, 2020 decreased by $24.9 million, or 65.6%, compared to 2019, primarily due to a decrease in expenditures on the EchoStar XXIV satellite.

EBITDA for the three months ended March 31, 2020 was a loss of $65.4 million, an increase in loss of $48.2 million compared to 2019 as set forth in the following table:

Amounts
EBITDA for the three months ended March 31, 2019	$(17,260)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	9,338
Increase (decrease) in other, net	(47)
Increase (decrease) in operating income, excluding depreciation and amortization	(1,357)
Increase (decrease) in foreign currency transaction gains, net	(1,937)
Increase (decrease) in gains on investments, net	(54,177)
EBITDA for the three months ended March 31, 2020	$(65,440)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

As of March 31, 2020 and December 31, 2019, our cash, cash equivalents and marketable investment securities totaled $2.4 billion and $2.5 billion, respectively.

As of March 31, 2020 and December 31, 2019, we held $790.4 million and $940.6 million, respectively, of marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

Cash Flow Activities

The following discussion highlights our cash flow activities, which include results from continuing and discontinued operations, for the three months ended March 31, 2020.

Cash Flows from Operating Activities

We typically reinvest the cash flow from operating activities in our business. For the three months ended March 31, 2020, we reported net cash inflows from operating activities of $71.3 million, a decrease of $104.7 million, compared to 2019. The decrease in cash inflows was primarily attributable to lower net income of $65.2 million adjusted to exclude: (i) Depreciation and amortization; (ii) Losses (gains) on investments, net, (iii) Equity in losses (earnings) of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

unconsolidated affiliates, net; (iv) Foreign currency transaction losses (gains), net; (v) Deferred tax provision (benefit), net; (vi) Stock-based compensation; (vii) Amortization of debt issuance costs; and (viii) Other, net. The decrease in cash inflows was also attributable to decreases of $39.5 million resulting from timing differences in operating assets and liabilities.

Cash Flows from Investing Activities

Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the three months ended March 31, 2020, we reported net cash inflows from investing activities of $17.9 million, a decrease in cash inflows of $249.6 million compared to 2019.

For the three months ended March 31, 2020, we had net sales and maturities of marketable securities of $687.6 million, partially offset by net purchases of marketable securities of $550.9 million and expenditures for property and equipment of $104.6 million.

For the three months ended March 31, 2019, we had net sales and maturities of marketable securities of $712.7 million, partially offset by net purchases of marketable securities of $325.6 million and expenditures for property and equipment of $112.0 million.

Cash Flows from Financing Activities

Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and finance lease obligations, payments relating to stock and debt repurchases and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the three months ended March 31, 2020, we reported net cash outflows from financing activities of $1.0 million compared to net cash outflows of $22.1 million for the three months ended March 31, 2019. Net cash outflows for the three months ended March 31, 2020 included our repurchase of $5.9 million of shares of our Class A common stock, partially offset by $4.0 million for the contribution by non-controlling interest holder and $0.2 million in net proceeds received from Class A common stock options exercised. Net cash outflows for the three months ended March 31, 2019 included $9.9 million for the payment of finance lease obligations, $8.0 million for the repurchasing and maturity of debt and $7.3 million for the purchase of non-controlling shareholder interests in a subsidiary of ours that were held by an unaffiliated third party, partially offset by $2.0 million in net proceeds received from Class A common stock options exercised.

Obligations and Future Capital Requirements

Contractual Obligations

As of March 31, 2020, our satellite-related obligations were $402.7 million. These primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

Letters of Credit

As of March 31, 2020, we had $41.0 million of letters of credit and insurance bonds. Of this amount, $9.0 million was secured by restricted cash, $3.8 million was related to insurance bonds and $28.2 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

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
Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our long-term debt and our joint venture agreements with Yahsat, we are required, subject to certain limitations on coverage, to maintain only for the SPACEWAY 3 satellite, the EchoStar XVII satellite and the Al Yah 3 Brazilian payload, insurance or other contractual arrangements during the commercial in-orbit service of such satellite or payload. Our other satellites and payloads, either in orbit or under construction, are not covered by launch or in-orbit insurance or other contractual arrangements. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher average revenue per subscriber across our wholesale and retail channels. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth. There can be no assurance that we will have positive cash flows from operations.  As a result of the COVID-19 pandemic, in accordance with orders received from our enterprise customers, we have deferred or canceled the delivery of some products or services and we, thus, may not be able to realize the cash flow from such products or services. Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of March 31, 2020, our total long-term debt was $2.4 billion. Refer to our Form 10-K for a discussion of the terms of our long-term debt. Our liquidity requirements will be continue to be significant, primarily due to our remaining debt service requirements and the design and construction of our new EchoStar XXIV satellite. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets. Other aspects of our business operations may also require additional capital. We also expect to owe U.S. Federal income tax for 2020.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

Stock Repurchases

Pursuant to a stock repurchase program approved by our Board of Directors on October 29, 2019, we are authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2020.  During the three months ended March 31, 2020, we repurchased 196,999 shares of our common stock at an average price per share of $29.90 for a total purchase price of $5.9 million. During the three months ended March 31, 2019, we did not repurchase any common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are those that involve a high degree of estimation, judgment and complexity. Our critical accounting policies are those related to (i) contingent liabilities, (ii) revenue recognition and (iii) impairment of assets.

Our critical accounting policies are described in our Form 10-K under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting policies from those presented in our Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new and recently issued accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies in our Accompanying Condensed Consolidated Financial Statements.

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

Our ESS segment is generally not affected by seasonal impacts.

While the above-described trends have been observed consistently in recent years, we cannot predict with any certainty whether they will continue in the near future as the economy and our customers react to the COVID-19 pandemic and experience associated disruptions and dislocations.

INFLATION

Inflation has not materially affected our operations during the past three years but we are unable to predict the extent or nature of any future inflationary pressure at this time. We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures or contractual terms. However, we may not be able to maintain pricing levels consistent with inflationary pressure on expenses.

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

Selling, general and administrative expenses. Selling, general and administrative expenses primarily includes selling and marketing costs and employee-related costs associated with administrative services (e.g., human resources and other services and stock-based compensation expense). It also includes professional fees (e.g. legal, information systems and accounting services), other expenses associated with facilities and administrative services and credit losses, which include customer related estimated credit losses and estimated credit losses on non-current receivables.

Research and development expenses. Research and development expenses primarily includes costs associated with the design and development of products to support future growth and provide new technology and innovation to our customers.

Interest income, net. Interest income, net primarily includes interest earned on our cash, cash equivalents and marketable investment securities, and other investments including premium amortization and discount accretion on debt securities, offset by estimated credit losses on our other debt investments.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized primarily includes interest expense associated with our debt and finance lease obligations (net of capitalized interest), amortization of debt issuance costs and interest expense related to certain legal proceedings.

Gains (losses) on investments, net. Gains (losses) on investments, net primarily includes changes in fair value of our marketable equity securities and other investments for which we have elected the fair value option. It may also include realized gains and losses on the sale or exchange of our available-for-sale debt securities, other-than-temporary impairment losses on our available-for-sale debt securities, realized gains and losses on the sale or exchange of other equity investments and other debt investments without readily determinable fair value, adjustments to the carrying amount of investments in unconsolidated affiliates and marketable equity securities resulting from impairments and observable price changes and estimated credit losses.

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

Other, net. Other, net primarily includes dividends received from our marketable investment securities and other non-operating income and expense items that are not appropriately classified elsewhere in the Condensed Consolidated Statements of Operations in our Accompanying Condensed Consolidated Financial Statements.

Net income (loss) from discontinued operations. Net income (loss) from discontinued operations includes the financial results of the BSS Business transferred in the BSS Transaction, except for certain real estate that transferred in the transaction.

EBITDA. EBITDA is defined as Net income (loss) excluding Interest income, net, Interest expense, net of amounts capitalized, Income tax benefit (provision), net, Depreciation and amortization, Net income (loss) from discontinued operations and Net income (loss) attributable to non-controlling interests. EBITDA is not a measure determined in accordance with U.S. GAAP. This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with U.S. GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry.

Subscribers. Subscribers include customers that subscribe to our HughesNet service, through retail, wholesale and small/medium enterprise service channels.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of March 31, 2020, other than as explained below, our market risk has not changed materially from those presented in our Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In November 2019, we consummated the Yahsat Brazil JV Transaction. As a result, we are reviewing the internal controls of the business we acquired from Yahsat in the Yahsat Brazil JV Transaction and we may make appropriate changes as deemed necessary.

Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements — Note 13. Contingencies — Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

The following  information updates, and should be read in conjunction with, the information in Part I, Item 1A, Risk Factors, of our Form 10-K.

RISKS RELATED TO THE COVID‑19 PANDEMIC

The COVID‑19 pandemic, its economic impacts and related government and private sector responsive actions could have a material adverse effect our business operations. As a result of the COVID-19 pandemic, many countries, including the U.S., and other governmental authorities have imposed restrictions on travel, as well as general movement and gathering restrictions, business closures and other measures imposed to slow the spread of COVID‑19.

We have set forth below key risks from the COVID‑19 pandemic that we have identified to date. The situation continues to develop, however, and it is impossible to predict the effect and ultimate impact of the COVID‑19 pandemic on our business, financial condition or results of operations.  We cannot estimate or determine the duration of the quarantine, social distancing and other regulatory measures instituted or recommended in response to the COVID‑19 pandemic, whether they will recur or the duration or degree of the business disruptions, and related financial impact. The COVID‑19 pandemic has evolved into a worldwide health crisis that has adversely affected economies and financial markets throughout the world, resulting in a significant economic downturn and changes in global economic policy that could have a material adverse effect on our business, financial condition or results of operations.

Our operations and those of our customers and other third parties with whom we conduct business are located in areas impacted by the COVID‑19 pandemic, and those operations have been, and may continue to be, adversely affected by the COVID‑19 pandemic.

We conduct our product development, manufacturing, installation and customer support and services in areas where, in order to attempt to mitigate the COVID-19 pandemic, (a) states of emergency related to the spread of COVID‑19 have been declared and (b) various levels of “shelter-in-place” orders have been issued, which (i) direct individuals living in those locations to shelter at their places of residence (subject to limited exceptions), (ii) direct businesses and governmental agencies to cease non-essential operations at physical locations, (iii) prohibit non-essential gatherings of various number of individuals, and (iv) order cessation of non-essential travel. The effects of the COVID-19 pandemic and the actions from applicable governmental authorities has negatively impacted productivity, increased cybersecurity risks as a large portion of our workforce has been working remotely, disrupted our and our customers’, suppliers’, vendors’ and other business partners’ and investees’ businesses and finances, delayed regulatory and other timelines, and delayed the manufacture and deployment of our satellites. Additionally, some regulatory bodies have furloughed employees, reduced activities and temporarily closed their offices. Such measures may materially delay the review and/or approval of licenses or authorizations we need to operate our business. The magnitude of these impacts will depend, in part, on the length and severity of the pandemic, associated restrictions and resulting economic and financial consequences and other limitations and impediments on the conduct of business in the ordinary course.

Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID‑19 pandemic could cause us to lose revenue, which would depress our financial performance and could be difficult to recapture. Our business may also be harmed if travel continues to be restricted or inadvisable or if members of management and other employees are unable to work because they contract COVID‑19, they elect not to come to work due to the illness affecting others in our office or other facilities, or they are subject to quarantines or other governmentally imposed restrictions. Additionally, many of our subscribers are working remotely or engaging in distance learning. These activities have increased the usage on our HughesNet service so that there is little or no capacity remaining for subscriber growth in our most popular geographic areas. In addition, the limitation on capacity may result in our subscribers experiencing slower speeds. This, in turn, could result in higher churn and may negatively affect our financial results.

A portion of the expected sales of our products or services have been, and additional sales may be, delayed or canceled as a result of effects of the COVID‑19 pandemic on the operations of our customers.

Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID‑19 pandemic. Due to the downturn in financial markets arising from the COVID-19 pandemic, a number of our current enterprise customers are facing uncertain futures. In the event any of these enterprise customers fail or seek reorganization under the bankruptcy laws, we may be obliged to pay for satellite capacity for which we are not being paid. Further, the COVID-19 pandemic has resulted in increased unemployment, which could result in reduced demand and increased inability to pay from our consumer customers. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our subscriber numbers, business, financial condition, results of operations, and cash flows. We are diligently working to ensure that we can operate with minimal disruption and address potential business interruptions on ourselves and our customers. However, the full extent to which the COVID-19 pandemic could affect the global economy and our business will depend on future developments and factors that cannot be predicted and there can be no assurance that the COVID‑19 pandemic will not result in further delays, or possibly reductions, in our recognition of revenue.

Our supply chain may be materially adversely impacted due to the COVID‑19 pandemic.

We rely upon the facilities of our domestic and foreign suppliers to support our business. The COVID-19 pandemic has resulted in significant governmental measures in many countries being implemented to control the spread of COVID‑19, including restrictions on manufacturing and the movement of employees. As a result, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands that may cause further delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. The duration of the disruptions and restrictions on the ability to travel, quarantines and temporary closures of the facilities of our suppliers, as well as general limitations on movement in the region, are unknown and they may recur and the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time or recur, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of components and materials that are essential to the operation of our business.

The COVID‑19 pandemic could negatively impact our planned or potential strategic initiatives.

Our strategy includes a number of plans to support the growth of our core businesses, including continuing to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, domestically and internationally. The extent to which the COVID-19 pandemic impacts these potential strategic initiatives will depend on future developments that are highly uncertain. If the disruptions posed by the COVID‑19 pandemic and related government measures, economic downturns or other matters of global concern continue for an extensive period of time or recur, our ability to pursue and consummate planned or potential strategic initiatives could be materially adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2020. During the year ended December 31, 2019, we did not repurchase any common stock.

The following table provides information regarding repurchases of our Class A common stock during the three months ended March 31, 2020:

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Program (1)
January 1 - 31	—	$—	—	$500,000
February 1 - 29	—	—	—	500,000
March 1 - 31	196,999	29.90	196,999	494,109
Total	196,999	$29.90	196,999	$494,109

(1) On October 29, 2019, our Board of Directors authorized us to repurchase up to $500 million of our Class A common stock through and including December 31, 2020.  Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors.  We may elect to purchase some or all, or not to purchase the maximum amount or any of, the remaining shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors. All shares repurchased reflected in the table above have been converted to treasury shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

Financial Results

On May 7, 2020, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended March 31, 2020. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibits related thereto, are furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated May 7, 2020 issued by EchoStar Corporation regarding financial results for the period ended March 31, 2020
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.
*** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request, subject to our right to request confidential treatment of any requested schedule or exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: May 7, 2020	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)