Form 10-Q
period 2020-06-30
EchoStar CORP
filed 2020-08-06
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020.

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

As of July 30, 2020, the registrant’s outstanding common stock consisted of 50,306,575 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•significant risks related to the construction and operation of our satellites, such as the risk of not being able to timely complete the construction, or a material malfunction on one or more, of our satellites, changes in the space weather environment that could interfere with the operation of our satellites and our general lack of commercial insurance coverage on our satellites;
•our ability and the ability of third parties with whom we engage in order to operate our business, including customers, suppliers, vendors, financing sources, governmental entities and others, to successfully or fully operate as a result of outbreaks of viruses or widespread illness, including existing, continuing and future impacts and consequences of the COVID-19 pandemic caused by the novel coronavirus;
•our ability to implement and/or realize benefits of our domestic and/or international investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions;
•legal proceedings relating to the BSS Transaction or AGR matter (each as defined herein), which could result in substantial costs and material adverse effects on our business, results of operations, financial condition and prospects;
•our ability to realize the anticipated benefits of our current satellites and any future satellite we may construct or acquire;
•risks related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States (“U.S.”) dollar, economic instability, political disturbances and the consequences of being subject to foreign regulation and foreign legal proceedings, including increased operations costs and potential fines and penalties for violations, which may be substantial;
•the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services; and
•our ability to bring advanced technologies to market to keep pace with our customers and competitors.

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

Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility
i

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
ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,948,464	$1,519,431
Marketable investment securities	509,980	940,623
Trade accounts receivable and contract assets, net	183,379	196,629
Other current assets, net	185,699	179,531
Total current assets	2,827,522	2,836,214
Non-current assets:
Property and equipment, net	2,399,711	2,528,738
Operating lease right-of-use assets	125,996	114,042
Goodwill	509,054	506,953
Regulatory authorizations, net	474,463	478,598
Other intangible assets, net	22,667	29,507
Other investments, net	275,873	325,405
Other non-current assets, net	340,904	334,841
Total non-current assets	4,148,668	4,318,084
Total assets	$6,976,190	$7,154,298

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$112,748	$124,080
Current portion of long-term debt, net	896,386	—
Contract liabilities	89,831	101,060
Accrued expenses and other current liabilities	262,944	270,879
Total current liabilities	1,361,909	496,019
Non-current liabilities:
Long-term debt, net	1,494,902	2,389,168
Deferred tax liabilities, net	349,973	351,692
Operating lease liabilities	110,899	96,941
Other non-current liabilities	74,239	74,925
Total non-current liabilities	2,030,013	2,912,726
Total liabilities	3,391,922	3,408,745

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 56,988,365 shares issued and 50,306,445 shares outstanding at June 30, 2020 and 56,592,251 shares issued and 50,107,330 shares outstanding at December 31, 2019	57	57
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both June 30, 2020 and December 31, 2019	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both June 30, 2020 and December 31, 2019	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	3,311,861	3,290,483
Accumulated other comprehensive income (loss)	(206,810)	(122,138)
Accumulated earnings (losses)	558,034	632,809
Treasury stock, at cost	(137,347)	(131,454)
Total EchoStar Corporation stockholders’ equity	3,525,843	3,669,805
Non-controlling interests	58,425	75,748
Total stockholders’ equity	3,584,268	3,745,553
Total liabilities and stockholders’ equity	$6,976,190	$7,154,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue:
Services and other revenue	$417,043	$402,786	$825,400	$805,454
Equipment revenue	42,423	57,645	99,732	109,359
Total revenue	459,466	460,431	925,132	914,813
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	141,019	142,680	286,271	286,027
Cost of sales - equipment (exclusive of depreciation and amortization)	32,542	46,549	78,450	91,556
Selling, general and administrative expenses	113,798	149,209	239,079	261,323
Research and development expenses	7,448	6,388	13,702	13,276
Depreciation and amortization	129,887	120,266	262,255	239,244
Total costs and expenses	424,694	465,092	879,757	891,426
Operating income (loss)	34,772	(4,661)	45,375	23,387
Other income (expense):
Interest income, net	10,760	23,213	26,343	47,642
Interest expense, net of amounts capitalized	(38,258)	(53,749)	(74,491)	(106,948)
Gains (losses) on investments, net	(6,090)	12,855	(52,762)	19,791
Equity in earnings (losses) of unconsolidated affiliates, net	(6,345)	(4,754)	(3,732)	(11,107)
Foreign currency transaction gains (losses), net	1,560	1,753	(9,284)	593
Other, net	(391)	7	(670)	(35)
Total other income (expense), net	(38,764)	(20,675)	(114,596)	(50,064)
Income (loss) from continuing operations before income taxes	(3,992)	(25,336)	(69,221)	(26,677)
Income tax benefit (provision), net	(10,851)	(4,692)	(3,359)	(7,590)
Net income (loss) from continuing operations	(14,843)	(30,028)	(72,580)	(34,267)
Net income (loss) from discontinued operations	—	24,968	—	44,215
Net income (loss)	(14,843)	(5,060)	(72,580)	9,948
Less: Net loss (income) attributable to non-controlling interests	3,431	(632)	6,873	(1,438)
Net income (loss) attributable to EchoStar Corporation common stock	$(11,412)	$(5,692)	$(65,707)	$8,510

Earnings (losses) per share - Class A and B common stock:
Basic and diluted earnings (losses) from continuing operations per share	$(0.12)	$(0.32)	$(0.67)	$(0.37)
Total basic and diluted earnings (losses) per share	$(0.12)	$(0.06)	$(0.67)	$0.09

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(14,843)	$(5,060)	$(72,580)	$9,948
Other comprehensive income (loss), net of tax:
Foreign currency translation	(20,153)	2,896	(100,515)	3,807
Unrealized gains (losses) on available-for-sale debt securities	3,091	4	(275)	3,291
Other	97	1,868	(2,578)	(932)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	—	(17)	—	(566)
Total other comprehensive income (loss), net of tax	(16,965)	4,751	(103,368)	5,600
Comprehensive income (loss)	(31,808)	(309)	(175,948)	15,548
Less: Comprehensive loss (income) attributable to non-controlling interests	5,804	(632)	25,569	(1,438)
Comprehensive income (loss) attributable to EchoStar Corporation	$(26,004)	$(941)	$(150,379)	$14,110

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Stock, at cost	Non-controlling Interests	Total
Balance, March 31, 2019	$102	$3,713,777	$(124,251)	$709,928	$(131,454)	$11,434	$4,179,536
Issuances of Class A common stock:
Exercise of stock options	2	59,455	—	—	—	—	59,457
Employee Stock Purchase Plan	—	2,325	—	—	—	—	2,325
Stock-based compensation	—	2,205	—	—	—	—	2,205
Other comprehensive income (loss)	—	—	4,751	—	—	—	4,751
Net income (loss)	—	—	—	(5,692)	—	632	(5,060)
Other, net	—	(263)	—	—	—	—	(263)
Balance, June 30, 2019	$104	$3,777,499	$(119,500)	$704,236	$(131,454)	$12,066	$4,242,951

Balance, March 31, 2020	$105	$3,307,360	$(192,218)	$569,446	$(137,347)	$58,229	$3,605,575
Issuances of Class A common stock:
Exercise of stock options	—	328	—	—	—	—	328
Employee Stock Purchase Plan	—	2,376	—	—	—	—	2,376
Stock-based compensation	—	2,125	—	—	—	—	2,125
Contribution by non-controlling interest holder	—	—	—	—	—	6,000	6,000
Other comprehensive income (loss)	—	—	(14,592)	—	—	(2,373)	(16,965)
Net income (loss)	—	—	—	(11,412)	—	(3,431)	(14,843)
Other, net	—	(328)	—	—	—	—	(328)
Balance, June 30, 2020	$105	$3,311,861	$(206,810)	$558,034	$(137,347)	$58,425	$3,584,268

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Stock, at cost	Non-controlling Interests	Total
Balance, December 31, 2018	$102	$3,702,522	$(125,100)	$694,129	$(131,454)	$15,275	$4,155,474
Issuances of Class A common stock:
Exercise of stock options	2	61,501	—	—	—	—	61,503
Employee benefits	—	6,654	—	—	—	—	6,654
Employee Stock Purchase Plan	—	5,074	—	—	—	—	5,074
Stock-based compensation	—	4,833	—	—	—	—	4,833
Purchase of non-controlling interest	—	(2,666)	—	—	—	(4,647)	(7,313)
Other comprehensive income (loss)	—	—	5,600	—	—	—	5,600
Net income (loss)	—	—	—	8,510	—	1,438	9,948
Other, net	—	(419)	—	1,597	—	—	1,178
Balance, June 30, 2019	$104	$3,777,499	$(119,500)	$704,236	$(131,454)	$12,066	$4,242,951

Balance, December 31, 2019	$105	$3,290,483	$(122,138)	$632,809	$(131,454)	$75,748	$3,745,553
Cumulative effect of accounting changes	—	—	—	(9,068)	—	(240)	(9,308)
Balance, January 1, 2020	105	3,290,483	(122,138)	623,741	(131,454)	75,508	3,736,245
Issuances of Class A common stock:
Exercise of stock options	—	506	—	—	—	—	506
Employee benefits	—	6,920	—	—	—	—	6,920
Employee Stock Purchase Plan	—	5,300	—	—	—	—	5,300
Stock-based compensation	—	4,509	—	—	—	—	4,509
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	4,338	—	—	—	(1,514)	2,824
Contribution by non-controlling interest holder	—	—	—	—	—	10,000	10,000
Other comprehensive income (loss)	—	—	(84,672)	—	—	(18,696)	(103,368)
Net income (loss)	—	—	—	(65,707)	—	(6,873)	(72,580)
Treasury share repurchase	—	—	—	—	(5,893)	—	(5,893)
Other, net	—	(195)	—	—	—	—	(195)
Balance, June 30, 2020	$105	$3,311,861	$(206,810)	$558,034	$(137,347)	$58,425	$3,584,268
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(72,580)	$9,948
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	262,255	309,631
Losses (gains) on investments, net	52,762	(19,791)
Equity in losses (earnings) of unconsolidated affiliates, net	3,732	11,107
Foreign currency transaction losses (gains), net	9,284	(593)
Deferred tax provision (benefit), net	(2,452)	7,014
Stock-based compensation	4,509	4,833
Amortization of debt issuance costs	2,120	3,872
Other, net	(7,295)	2,742
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(5,262)	167
Other current assets, net	(11,642)	(129)
Trade accounts payable	(11,701)	(225)
Contract liabilities	(11,229)	34,024
Accrued expenses and other current liabilities	27,050	16,800
Non-current assets and non-current liabilities, net	5,729	1,374
Net cash flows from operating activities	245,280	380,774

Cash flows from investing activities:
Purchases of marketable investment securities	(555,367)	(504,264)
Sales and maturities of marketable investment securities	977,532	1,621,481
Purchase of other investments	(5,500)	—
Expenditures for property and equipment	(196,904)	(219,440)
Expenditures for externally marketed software	(19,237)	(15,329)
Net cash flows from investing activities	200,524	882,448

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	—	(920,923)
Payment of finance lease obligations	(421)	(20,008)
Payment of in-orbit incentive obligations	(1,021)	(3,778)
Net proceeds from Class A common stock options exercised	436	61,503
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	5,300	5,074
Treasury share purchase	(5,893)	—
Contribution by non-controlling interest holder	10,000	—
Purchase of non-controlling interest	—	(7,313)
Other, net	674	(267)
Net cash flows from financing activities	9,075	(885,712)

Effect of exchange rates on cash and cash equivalents	(19,232)	121
Net increase (decrease) in cash and cash equivalents	435,647	377,631
Cash and cash equivalents, including restricted amounts, beginning of period	1,521,889	929,495
Cash and cash equivalents, including restricted amounts, end of period	$1,957,536	$1,307,126

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

We are a global provider of broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, and satellite services. We also deliver innovative network technologies, managed services and communications solutions for enterprise customers, which include aeronautical and government enterprises. We operate in the following two business segments:

•Hughes — which provides broadband satellite technologies and broadband internet services to domestic and international consumer customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to service providers and enterprise customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.
•ESS — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

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

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
and, as such, excluded from continuing operations and segment results for the three and six months ended June 30, 2019, as presented in these unaudited Condensed Consolidated Financial Statements and the accompanying notes (collectively, the “Condensed Consolidated Financial Statements”).

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

The following describes the accounting impacts, by major balance sheet line item, of our adoption of this new standard based on the relevant types of losses that we and our equity method investees may be subject to:

•Trade Accounts Receivable and Contract Assets, Net — Our trade accounts receivables and contract assets consist of amounts due from both our consumer and enterprise customers. Our receivables and related credit losses for our consumer customers are limited due to policies that require advance payment for services, predominant use of credit card and ACH payment processes, and our ability to promptly terminate service when timely payments are not received. However, for our enterprise customers, we estimate expected credit losses on a collective basis based on our historical loss experience, as adjusted to reflect changes in relevant factors, such as macroeconomic conditions and customer mix, that can significantly impact collectability.

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

•Other Current Assets, Net, and Other Non-current Assets, Net — We estimate expected credit losses for receivables with payment terms longer than one year separately by borrower, due to the unique risk characteristics of such receivables. We generally use discounted cash flow techniques to estimate such credit losses. In applying such techniques, we may estimate principal and interest cash flows under probability-weighted scenarios that consider entity-specific matters and forecasted economic conditions. The majority of our other non-current receivables are from entities in the telecommunications industry. The collection of contractual principal and interest on these receivables is highly dependent on the future business operations of those entities. Our estimation of expected credit losses for such receivables requires significant judgment about matters specific to the borrower and their industry. Accordingly, our actual collection experience may differ from the assumptions reflected in our expected credit loss estimates.

We record our estimated credit losses as a component of our bad debt expense as reported in Selling, general and administrative expenses.

•Other Investments, Net — We estimate expected credit losses on our other debt investments with payment terms longer than one year separately by debtor, due to the unique risk characteristics of such debt investments. We generally use discounted cash flow techniques to estimate such credit losses. In

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
applying such techniques, we may estimate principal and interest cash flows under probability-weighted scenarios that consider entity-specific matters and forecasted economic conditions. The majority of our other debt investments are with entities in the telecommunications industry. The collection of contractual principal and interest on these debt investments are highly dependent on the future business operations of those entities. Our estimation of expected credit losses for such debt investments require significant judgment about matters specific to the debtor and their industry. Accordingly, our actual collection experience may differ from the assumptions reflected in our expected credit loss estimates.

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

The application of ASC 326 requirements did not materially affect our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 3.  REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	June 30, 2020	December 31, 2019
Trade accounts receivable and contract assets, net:
Sales and services	$157,459	$152,632
Leasing	4,110	4,016
Total trade accounts receivable	161,569	156,648
Contract assets	38,223	63,758
Allowance for doubtful accounts	(16,413)	(23,777)
Total trade accounts receivable and contract assets, net	$183,379	$196,629

Contract liabilities:
Current	$89,831	$101,060
Non-current	11,048	10,572
Total contract liabilities	$100,879	$111,632

The following table presents the revenue recognized in the Condensed Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue	$7,614	$8,290	$59,786	$47,773

The following table presents the activity in our allowance for doubtful accounts:

	For the six months ended June 30,
	2020	2019
Balance at beginning of period	$23,777	$16,604
Credit losses (1)	4,393	18,862
Deductions	(10,546)	(10,053)
Foreign currency translation	(1,211)	173
Balance at end of period	$16,413	$25,586

(1) The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the six months ended June 30,
	2020	2019
Balance at beginning of period	$113,592	$114,306
Additions	49,366	47,277
Amortization expense	(51,265)	(47,762)
Foreign currency translation	(4,607)	97
Balance at end of period	$107,086	$113,918

We recognized amortization expenses related to contract acquisition costs of $25.6 million and $24.3 million for the three months ended June 30, 2020 and 2019, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2020, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $691.0 million. We expect to recognize 40.2% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2020
North America	$384,623	$4,179	$2,015	$390,817
South and Central America	33,961	—	100	34,061
Other	34,588	—	—	34,588
Total revenue	$453,172	$4,179	$2,115	$459,466

For the three months ended June 30, 2019
North America	$372,398	$3,742	$4,739	$380,879
South and Central America	30,395	—	103	30,498
Other	49,054	—	—	49,054
Total revenue	$451,847	$3,742	$4,842	$460,431

For the six months ended June 30, 2020
North America	$767,338	$8,831	$4,455	$780,624
South and Central America	67,917	—	192	68,109
Other	76,399	—	—	76,399
Total revenue	$911,654	$8,831	$4,647	$925,132

For the six months ended June 30, 2019
North America	$740,227	$7,775	$9,611	$757,613
South and Central America	57,258	—	243	57,501
Other	99,699	—	—	99,699
Total revenue	$897,184	$7,775	$9,854	$914,813

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables presents our revenue disaggregated by the nature of products and services and by segment for the three and six months ended June 30, 2020 and 2019:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2020
Services and other revenue:
Services	$399,697	$2,564	$993	$403,254
Lease revenue	11,052	1,615	1,122	13,789
Total services and other revenue	410,749	4,179	2,115	417,043
Equipment revenue:
Equipment	18,518	—	—	18,518
Design, development and construction services	22,668	—	—	22,668
Lease revenue	1,237	—	—	1,237
Total equipment revenue	42,423	—	—	42,423
Total revenue	$453,172	$4,179	$2,115	$459,466

For the three months ended June 30, 2019
Services and other revenue:
Services	$381,608	$2,400	$1,715	$385,723
Lease revenue	12,594	1,342	3,127	17,063
Total services and other revenue	394,202	3,742	4,842	402,786
Equipment revenue:
Equipment	30,597	—	—	30,597
Design, development and construction services	25,860	—	—	25,860
Lease revenue	1,188	—	—	1,188
Total equipment revenue	57,645	—	—	57,645
Total revenue	$451,847	$3,742	$4,842	$460,431

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2020
Services and other revenue:
Services	$789,697	$5,329	$2,281	$797,307
Lease revenue	22,225	3,502	2,366	28,093
Total services and other revenue	811,922	8,831	4,647	825,400
Equipment revenue:
Equipment	43,357	—	—	43,357
Design, development and construction services	54,225	—	—	54,225
Lease revenue	2,150	—	—	2,150
Total equipment revenue	99,732	—	—	99,732
Total revenue	$911,654	$8,831	$4,647	$925,132

For the six months ended June 30, 2019
Services and other revenue:
Services	$762,391	$5,217	$3,452	$771,060
Lease revenue	25,434	2,558	6,402	34,394
Total services and other revenue	787,825	7,775	9,854	805,454
Equipment revenue:
Equipment	56,557	—	—	56,557
Design, development and construction services	50,926	—	—	50,926
Lease revenue	1,876	—	—	1,876
Total equipment revenue	109,359	—	—	109,359
Total revenue	$897,184	$7,775	$9,854	$914,813

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Sales-type lease revenue:
Revenue at lease commencement	$1,237	$1,188	$2,150	$1,876
Interest income	95	258	164	510
Total sales-type lease revenue	1,332	1,446	2,314	2,386
Operating lease revenue	13,694	16,805	27,929	33,884
Total lease revenue	$15,026	$18,251	$30,243	$36,270

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $9.4 million and $6.5 million as of June 30, 2020 and December 31, 2019, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents future operating lease payments to be received as of June 30, 2020:

Amounts
Year ending December 31,
2020 (remainder)	$25,789
2021	36,045
2022	34,126
2023	32,127
2024	29,733
2025 and beyond	127,816
Total lease payments	$285,636

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of
	June 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,470,861	$(1,143,997)	$326,864	$1,377,914	$(1,043,431)	$334,483
Satellites	104,620	(34,847)	69,773	104,620	(31,360)	73,260
Real estate	47,978	(16,606)	31,372	46,930	(16,048)	30,882
Total	$1,623,459	$(1,195,450)	$428,009	$1,529,464	$(1,090,839)	$438,625

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Customer premises equipment	$54,845	$46,839	$100,566	$92,651
Satellites	1,743	1,738	3,487	3,475
Real estate	233	558	465	1,116
Total	$56,821	$49,135	$104,518	$97,242

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 4. DISCONTINUED OPERATIONS

BSS Business

The following table presents the financial results of our discontinued operations for the BSS Business:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Revenue:
Services and other revenue - DISH Network	$70,819	$141,645
Services and other revenue - other	5,874	11,748
Total revenue	76,693	153,393
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	10,517	20,741
Selling, general and administrative expenses	3,421	3,441
Depreciation and amortization	35,144	70,387
Total costs and expenses	49,082	94,569
Operating income (loss)	27,611	58,824
Other income (expense):
Interest expense	(6,415)	(13,098)
Total other income (expense), net	(6,415)	(13,098)
Income (loss) from discontinued operations before income taxes	21,196	45,726
Income tax benefit (provision), net	3,772	(1,511)
Net income (loss) from discontinued operations	$24,968	$44,215

No assets or liabilities attributable to our discontinued operations of the BSS Business were held by us as of June 30, 2020 or December 31, 2019.

The following table presents the significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations of the BSS Business for the six months ended June 30, 2019:

Amounts
Operating activities:
Net income (loss) from discontinued operations	$44,215
Depreciation and amortization	$70,387

Investing activities:
Expenditures for property and equipment	$244

Financing activities:
Payment of finance lease obligations	$19,457
Payment of in-orbit incentive obligations	$3,127

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

Satellite Capacity Leased to DISH Network. We entered into certain agreements to lease satellite capacity pursuant to which we provided satellite services to DISH Network on certain satellites, as listed below, owned or leased by us. The fees for the services provided under these agreements depended, among other things, upon the orbital location of the applicable satellite, the number of transponders that provided services on the applicable satellite and the length of the service arrangements. The terms of each of the agreements are set forth below:

•EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV — In March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII satellite, the EchoStar X satellite, the EchoStar XI satellite and the EchoStar XIV satellite.

•EchoStar XII — DISH Network leased satellite capacity from us on the EchoStar XII satellite.

•EchoStar XVI — In December 2009, we entered into an agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network leased satellite capacity from us on the EchoStar XVI satellite beginning in January 2013.

•Nimiq 5 Agreement — In September 2009, we entered into an agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we entered into an agreement with DISH Network, pursuant to which DISH Network leased satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”). Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service. Following the consummation of the BSS Transaction, we retained certain obligations related to DISH Network’s performance under the Telesat Transponder Agreement.

•QuetzSat-1 Agreement — In November 2008, we entered into an agreement to lease satellite capacity from SES Latin America, which provided, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leased from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location. In February 2013, we and DISH Network entered into an agreement pursuant to which we leased back from DISH Network certain satellite capacity on five DBS transponders on the QuetzSat-1 satellite.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•Santa Fe Lease Agreement — DISH Network leased from us all of 5701 S. Santa Fe Dr., Littleton, Colorado. In connection with the BSS Transaction, we transferred this property to DISH Network.

•Cheyenne Lease Agreement — During 2017, we and certain of our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries whereby we and certain of our subsidiaries received all the shares of preferred tracking stock previously issued by us and one of our subsidiaries (the “Tracking Stock”) in exchange for 100% of the equity interests of certain of our subsidiaries that held substantially all of our former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Prior to the Share Exchange, we leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, we transferred ownership of a portion of this property to DISH Network and we and DISH Network amended this agreement to, among other things, provide for a continued lease to DISH Network of the portion of the property we retained (the “Cheyenne Data Center”). In connection with the BSS Transaction, we transferred the Cheyenne Data Center to DISH Network.

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

NOTE 5. BUSINESS COMBINATIONS

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% equity ownership interest in that subsidiary (the “Yahsat Brazil JV Transaction”). The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite. The results of operations related to the business we acquired from Yahsat have been included in these Condensed Consolidated Financial Statements from the date of acquisition. Through June 30, 2020, we have incurred $1.6 million of costs associated with the closing of the Yahsat Brazil JV Transaction.

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
The goodwill we recognized was allocated entirely to our Hughes segment and attributed to expected synergies, projected long-term business growth in current and new markets and an assembled workforce.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the calculation of basic and diluted EPS:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to EchoStar Corporation common stock:
Net income (loss) from continuing operations	$(11,412)	$(30,660)	$(65,707)	$(35,705)
Net income (loss) from discontinued operations	—	24,968	—	44,215
Net income (loss) attributable to EchoStar Corporation common stock	$(11,412)	$(5,692)	$(65,707)	$8,510

Weighted-average common shares outstanding:
Class A and B common stock:
Basic and diluted	97,879	96,415	97,845	95,903

Earnings (losses) per share:
Class A and B common stock:
Basic and diluted:
Continuing operations	$(0.12)	$(0.32)	$(0.67)	$(0.37)
Discontinued operations	—	0.26	—	0.46
Total basic and diluted earnings (losses) per share	$(0.12)	$(0.06)	$(0.67)	$0.09

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our diluted weighted-average common shares outstanding:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Number of shares	4,878	3,387	4,878	3,387

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 7. MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	June 30, 2020	December 31, 2019
Marketable investment securities:
Debt securities:
Available-for-sale:
Corporate bonds	$381,201	$568,442
Other debt securities	89,924	335,580
Total available-for-sale debt securities	471,125	904,022
Fair value option - corporate bonds	12,038	9,128
Total debt securities	483,163	913,150
Equity securities	27,548	35,566
Total marketable investment securities, including restricted amounts	510,711	948,716
Less: Restricted marketable investment securities	(731)	(8,093)
Total marketable investment securities	$509,980	$940,623

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds, commercial paper and mutual funds.

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2020
Corporate bonds	$381,071	$132	$(2)	$381,201
Other debt securities	89,923	1	—	89,924
Total available-for-sale debt securities	$470,994	$133	$(2)	$471,125

As of December 31, 2019
Corporate bonds	$567,926	$518	$(2)	$568,442
Other debt securities	335,572	8	—	335,580
Total available-for-sale debt securities	$903,498	$526	$(2)	$904,022

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$—	$—	$10,000	$435,978
Gains (losses) on sales, net	$—	$—	$—	$549

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of June 30, 2020, all $471.1 million of our available-for-sale debt securities had contractual maturities of one year or less.

Fair Value Option

The following table presents the activity on our fair value option corporate bonds:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$—	$46,717	$—	$46,717
Gains (losses) on investments, net	$(298)	$224	$(4,506)	$4,422

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$4,719	$29,051	$4,853	$79,928
Gains (losses) on investments, net	$2,512	$13,028	$(8,603)	$43,277

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of
	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Debt securities:
Available-for-sale:
Corporate bonds	$—	$381,201	$381,201	$—	$568,442	$568,442
Other debt securities	731	89,193	89,924	8,093	327,487	335,580
Total available-for-sale debt securities	731	470,394	471,125	8,093	895,929	904,022
Fair value option - corporate bonds	—	12,038	12,038	—	9,128	9,128
Total debt securities	731	482,432	483,163	8,093	905,057	913,150
Equity securities	19,872	7,676	27,548	27,933	7,633	35,566
Total marketable investment securities, including restricted amounts	20,603	490,108	510,711	36,026	912,690	948,716
Less: Restricted marketable investment securities	(731)	—	(731)	(8,093)	—	(8,093)
Total marketable investment securities	$19,872	$490,108	$509,980	$27,933	$912,690	$940,623

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of June 30, 2020 and December 31, 2019, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 8. PROPERTY AND EQUIPMENT

The following tables presents the components of Property and equipment, net:

	As of
	June 30, 2020	December 31, 2019
Property and equipment, net:
Satellites, net	$1,648,744	$1,749,576
Other property and equipment, net	750,967	779,162
Total property and equipment, net	$2,399,711	$2,528,738

Satellites

As of June 30, 2020, our operating satellite fleet consisted of 10 satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our operating satellite fleet as of June 30, 2020 which consists of both owned and leased satellites:

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		June 30, 2020	December 31, 2019
Satellites, net:
Satellites - owned	7 to 15	$1,801,847	$1,816,303
Satellites - acquired under finance leases	15	347,146	381,163
Construction in progress	—	384,298	365,133
Total satellites		2,533,291	2,562,599
Accumulated depreciation:
Satellites - owned		(823,487)	(756,635)
Satellites - acquired under finance leases		(61,060)	(56,388)
Total accumulated depreciation		(884,547)	(813,023)
Total satellites, net		$1,648,744	$1,749,576

The following table presents the depreciation expense and capitalized interest associated with our satellites, net:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Depreciation expense:
Satellites - owned	$32,073	$32,015	$64,147	$64,029
Satellites acquired under finance leases	7,205	6,402	13,218	12,892
Total depreciation expense	$39,278	$38,417	$77,365	$76,921

Capitalized interest	$6,897	$5,456	$13,578	$10,356

Construction in Progress

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. In the first quarter of 2020, Space Systems/Loral, LLC (“SS/L”), the manufacturer of our EchoStar XXIV satellite, invoked the “force majeure” clause of our contract and notified us of a possible delay in completion of the satellite due to “shelter-in-place” orders affecting personnel at SS/L and its subcontractors, and other potential impacts of the COVID-19 pandemic.  Since that time, we have continued to work with SS/L to monitor the impact of COVID-19 on the anticipated delivery schedule for our EchoStar XXIV satellite. We currently expect the EchoStar XXIV satellite to be launched no earlier than the second half of 2021. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

Satellite Commitments

As of June 30, 2020 and December 31, 2019, our satellite-related obligations were $385.1 million and $419.0 million, respectively. These primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and six months ended June 30, 2020.

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

Fair Value of In-Orbit Incentives

As of June 30, 2020 and December 31, 2019, the fair values of our in-orbit incentive obligations from our continuing operations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $55.9 million and $57.0 million, respectively.

NOTE 9. REGULATORY AUTHORIZATIONS

The following table presents the components of our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2018	$46,787	$(16,790)	$29,997	$400,042	$430,039
Disposals	—	—	—	(43)	(43)
Amortization expense	—	(1,756)	(1,756)	—	(1,756)
Foreign currency translation	(294)	101	(193)	—	(193)
Balance, June 30, 2019	$46,493	$(18,445)	$28,048	$399,999	$428,047

Balance, December 31, 2019	$58,451	$(20,144)	$38,307	$440,291	$478,598
Amortization expense	—	(2,134)	(2,134)	—	(2,134)
Foreign currency translation	(1,156)	(51)	(1,207)	(794)	(2,001)
Balance, June 30, 2020	$57,295	$(22,329)	$34,966	$439,497	$474,463

Weighted average useful life		13 years

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 10.  OTHER INVESTMENTS

The following table presents the components of Other investments, net:

	As of
	June 30, 2020	December 31, 2019
Other investments, net:
Equity method investments	$146,232	$166,209
Other equity investments	35,057	66,627
Other debt investments, net	94,584	92,569
Total other investments, net	$275,873	$325,405

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Deluxe	$1,026	$877	$2,281	$1,754
BCS	$2,784	$2,262	$4,453	$4,546

The following table presents trade accounts receivable:

	As of
	June 30, 2020	December 31, 2019
Deluxe	$680	$631
BCS	$5,725	$5,171

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Equity Investments

The following table presents reductions to the carrying amount of our investments based on circumstances that indicated the fair value of the investments was less than their carrying amount:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Loss (gain) on investments, net	$8,486	$—	$29,833	$28,653

Other Debt Investments, Net

The following table presents our other debt investments, net:

	As of
	June 30, 2020	December 31, 2019
Other debt investments, net:
Cost basis	$107,259	$102,878
Discount	(10,353)	(10,309)
Allowance for credit losses	(2,322)	—
Total other debt investments, net	$94,584	$92,569

The following table presents the activity in our allowance for credit losses for these investments:

For the six months ended June 30, 2020
Balance at beginning of period	$—
Credit losses(1)	2,322
Deductions	—
Balance at end of period	$2,322

(1) The impact of adopting ASC 326 on January 1, 2020 was a $2.1 million adjustment to Accumulated earnings (losses).

The following table presents the interest income, net related to our other debt investments, net:

	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Interest income, net
Interest income	$3,564	$6,904
Credit losses	(89)	(176)
Total interest income, net	3,475	6,728

We did not recognize any interest income, net related to our other debt investments, net for the three and six months ended June 30, 2019.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 11. LONG-TERM DEBT

The following table presents the carrying amounts and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective interest rates	As of
		June 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$776,625	$750,000	$825,308
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	928,485	900,000	963,783
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	785,985	750,000	833,903
Less: Unamortized debt issuance costs		(8,712)	—	(10,832)	—
Total long-term debt		2,391,288	2,491,095	2,389,168	2,622,994
Less: Current portion, net		(896,386)	(928,485)	—	—
Long-term debt, net		$1,494,902	$1,562,610	$2,389,168	$2,622,994

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

Our income tax provision was $10.9 million for the three months ended June 30, 2020 compared to $4.7 million of income tax provision for the three months ended June 30, 2019. Our estimated effective income tax rate was (271.8)% and (18.5)% for the three months ended June 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. Additionally, during the three months ended June 30, 2019, we recorded additional tax expense of $2.0 million on deemed mandatory repatriation of certain deferred foreign earnings as the result of new treasury regulations.

Our income tax provision was $3.4 million for the six months ended June 30, 2020 compared to $7.6 million of income tax provision for the six months ended June 30, 2019. Our estimated effective income tax rate was (4.9)% and (28.5)% for the six months ended June 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature and research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. Additionally, during the three months ended June 30, 2019, we recorded additional tax

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
expense of $2.0 million on deemed mandatory repatriation of certain deferred foreign earnings as the result of new treasury regulations.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The CARES Act features significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, including a five-year carryback of net operating losses, relaxation of Section 163(j) interest deduction limitations, acceleration of Alternative Minimum Tax refunds, relief for payroll tax and tax credits for employers who retain employees. These provisions did not affect our income tax provision for the three and six months ended June 30, 2020.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 1999, HCIPL’s license was amended pursuant to a new government policy that eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees, interest on such fees and penalties and interest on the penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCPIL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCPIL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On July 17, 2020, the Supreme Court reaffirmed its March 18, 2020, order and reserved judgment on the DOT proposal to allow for extended or deferred payments. To date, HCIPL has paid the DOT $2.9 million with respect to this matter. As a result of the Supreme Court’s orders, HCIPL’s payments to date and the impact of foreign exchange rates, we have recorded an accrual of $79.6 million as of June 30, 2020, comprised of $3.8 million for additional license fees, $3.9 million for penalties and $72.0 million for interest and interest on penalties. We had recorded an accrual of $80.2 million as of December 31, 2019. Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrual and such differences could be significant.

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

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2020
External revenue	$453,172	$3,786	$2,508	$459,466
Intersegment revenue	—	393	(393)	—
Total revenue	$453,172	$4,179	$2,115	$459,466

EBITDA	$186,619	$1,543	$(31,338)	$156,824
Capital expenditures	$83,479	$—	$8,821	$92,300

For the three months ended June 30, 2019
External revenue	$451,847	$3,434	$5,150	$460,431
Intersegment revenue	—	308	(308)	—
Total revenue	$451,847	$3,742	$4,842	$460,431

EBITDA	$131,765	$1,486	$(8,417)	$124,834
Capital expenditures	$74,090	$—	$33,252	$107,342

For the six months ended June 30, 2020
External revenue	$911,654	$8,153	$5,325	$925,132
Intersegment revenue	—	678	(678)	—
Total revenue	$911,654	$8,831	$4,647	$925,132

EBITDA	$341,260	$3,573	$(96,778)	$248,055
Capital expenditures	$174,996	$—	$21,908	$196,904

For the six months ended June 30, 2019
External revenue	$897,184	$7,286	$10,343	$914,813
Intersegment revenue	—	489	(489)	—
Total revenue	$897,184	$7,775	$9,854	$914,813

EBITDA	$292,897	$3,215	$(25,677)	$270,435
Capital expenditures	$147,911	$—	$71,285	$219,196

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table reconciles Income (loss) from continuing operations before income taxes in the Condensed Consolidated Statements of Operations to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$(3,992)	$(25,336)	$(69,221)	$(26,677)
Interest income, net	(10,760)	(23,213)	(26,343)	(47,642)
Interest expense, net of amounts capitalized	38,258	53,749	74,491	106,948
Depreciation and amortization	129,887	120,266	262,255	239,244
Net loss (income) attributable to non-controlling interests	3,431	(632)	6,873	(1,438)
EBITDA	$156,824	$124,834	$248,055	$270,435

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue from DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Services and other revenue - DISH Network	$9,028	$14,238	$19,341	$29,300

The following table presents the related trade accounts receivable:

	As of
	June 30, 2020	December 31, 2019
Trade accounts receivable - DISH Network	$13,465	$10,683

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellite Capacity Leased to DISH Network. We have entered into an agreement and have previously entered into a now terminated agreement to lease satellite capacity pursuant to which we have provided satellite services to DISH Network on certain satellites owned or leased by us. The fees for the services provided under these agreements may depend upon, among other things, the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite, the length of the service arrangements and any third-party costs associated with the satellite capacity. The terms of these agreements are set forth below:

•EchoStar IX —  Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

•103 Degree Orbital Location/SES-3 — In May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”). In June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights. Effective in March 2018, DISH Network exercised its right to terminate the DISH 103 Spectrum Development Agreement and we exercised our right to terminate the 103 Spectrum Development Agreement.

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

Real Estate Leases to DISH Network. We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases or subsequent amendments and includes DISH Network’s portion of the taxes, insurance, utilities and/or maintenance of the premises. The terms of each of the leases are set forth below:

•100 Inverness Occupancy License Agreement — Effective March 2017, DISH Network is licensed to use certain of our space at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, either party has the right to terminate this agreement upon 30 days’ notice. In connection with the BSS Transaction, we transferred to DISH Network the Englewood Satellite Operations Center located at 100 Inverness Terrace East, including any and all equipment, hardware licenses, software, processes, software licenses, furniture and technical documentation associated with the satellites transferred in the BSS Transaction.

•Meridian Lease Agreement — The lease for all of 9601 S. Meridian Blvd., Englewood, Colorado was originally for a period ending in December 2016. We and DISH Network have amended this lease over time to, among other things, extend the term through December 2020. After December 2020, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below). As a result, we and DISH Network amended the TerreStar Agreements to suspend our provision of warranty services to DISH Network from April 2020 through December 2020. Following the expiration of this suspension, we will continue to provide warranty services to DISH Network.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating expenses - DISH Network	$1,481	$1,351	$2,936	$2,267

The following table presents the related trade accounts payable:

	As of
	June 30, 2020	December 31, 2019
Trade accounts payable - DISH Network	$2,317	$1,923

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

Real Estate Leases from DISH Network. We have entered into lease agreements pursuant to which we lease certain real estate from DISH Network. The rent on a per square foot basis is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases or subsequent amendments and, includes our portion of the taxes, insurance, utilities and/or maintenance of the premises. The terms of each of the leases are set forth below:

•Cheyenne Lease Agreement — Effective March 2017, we entered into a lease with DISH Network for certain space at 530 EchoStar Drive in Cheyenne, Wyoming for a period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one year period ending in February 2020. In connection with the BSS Transaction, we transferred the Cheyenne Satellite Operations Center, including

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
any equipment, software licenses, and furniture located within, to DISH Network and amended this lease to reduce the space provided to us for the Cheyenne Satellite Access Center for a period ending in September 2021, with the option for us to renew for a one year period upon 180 days’ written notice prior to the end of the term.

•American Fork Occupancy License Agreement — Effective March 2017, we entered into an agreement with DISH Network for certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We exercised our option to renew this agreement for a five-year period ending in August 2022. We and DISH Network amended this agreement to, among other things, terminate this agreement in March 2019.

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provides us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provides us with renewal options for four consecutive years. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provides us with certain additional collocation space in Cheyenne, Wyoming for a period ending in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $4.4 million and $4.8 million for the three months ended June 30, 2020 and 2019, respectively, and $9.0 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	June 30, 2020	December 31, 2019
Other receivables - DISH Network	$93,705	$92,892

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 16. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2020. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Condensed Consolidated Financial Statements.

TerreStar Solutions, Inc.

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.9 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, we had trade accounts receivable from TSI of $0.0 million and $2.7 million, respectively.

Global-IP Cayman

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, served as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP from September 2017 until April 2019 and from September 2017 until December 2019, respectively. In August 2018, we and Global IP amended the agreement to: (i) change certain of the equipment and services to be provided to Global IP, (ii) modify certain payment terms, (iii) provide Global IP an option to use one of our test lab facilities and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated this agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of this agreement. We have reserved our rights and remedies against Global IP under this agreement. We have not recognized any revenue since the termination of this agreement. As of June 30, 2020, we were owed $7.5 million from Global IP.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined our board of directors in March 2019, served as a consultant and advisor to Maxar Technologies Inc. and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture and certain other services of the EchoStar IX satellite, the EchoStar XVII satellite, the EchoStar XIX satellite, the EchoStar XXI satellite and the EchoStar XXIV satellite and our former EchoStar XI satellite, EchoStar XIV satellite, EchoStar XVI satellite and EchoStar XXIII satellite. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $0.9 million and $27.5 million for the three months ended June 30, 2020 and 2019, respectively, and $8.8 million and $61.3 million for the six months ended June 30, 2020 and 2019, respectively. At both June 30, 2020 and December 31, 2019, we had no trade accounts payable to Maxar Tech.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 17. SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Cost of sales - equipment (exclusive of depreciation and amortization)	$3,913	$6,316	$10,605	$11,711
Research and development expenses	$7,448	$6,388	$13,702	$13,276

Cash and Cash Equivalents and Restricted Cash

The following table reconciles Cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Balance Sheets, to the total of the same as presented in the Condensed Consolidated Statements of Cash Flows:

	For the six months ended June 30,
	2020	2019
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$1,519,431	$928,306
Restricted cash	2,458	1,189
Total cash and cash equivalents, included restricted amounts, beginning of period	$1,521,889	$929,495

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$1,948,464	$1,298,005
Restricted cash	9,072	9,121
Total cash and cash equivalents, included restricted amounts, end of period	$1,957,536	$1,307,126

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Current Assets, Net and Other Non-Current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	June 30, 2020	December 31, 2019
Other current assets, net:
Trade accounts receivable - DISH Network	$13,465	$10,683
Inventory	83,559	79,621
Prepaids and deposits	47,614	50,145
Contract acquisition costs, net	16,380	16,869
Other, net	24,681	22,213
Total other current assets, net	$185,699	$179,531

Other non-current assets, net:
Other receivables - DISH Network	$93,705	$92,892
Restricted marketable investment securities	731	8,093
Restricted cash	9,072	2,458
Deferred tax assets, net	9,311	7,251
Capitalized software, net	109,091	101,786
Contract acquisition costs, net	90,706	96,723
Contract fulfillment costs, net	2,677	3,010
Other, net	25,611	22,628
Total other non-current assets, net	$340,904	$334,841

The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the six months ended June 30, 2020
	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$—	$—
Credit losses (1)	1,595	13,378
Foreign currency translation	152	(572)
Balance at end of period	$1,747	$12,806

(1) The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Accrued Expenses and Other Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities:

	As of
	June 30, 2020	December 31, 2019
Accrued expenses and other current liabilities:
Trade accounts payable - DISH Network	$2,317	$1,923
Accrued interest	41,633	42,622
Accrued compensation	49,042	50,787
Accrued taxes	19,175	18,525
Operating lease obligation	14,305	14,651
Other	136,472	142,371
Total accrued expenses and other current liabilities	$262,944	$270,879

Inventory

The following table presents the components of inventory:

	As of
	June 30, 2020	December 31, 2019
Raw materials	$6,508	$4,240
Work-in-process	7,553	6,979
Finished goods	69,498	68,402
Total inventory	$83,559	$79,621

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the six months ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$72,450	$120,625
Cash paid for income taxes	$2,422	$1,217

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$6,920	$6,654
Increase (decrease) in capital expenditures included in accounts payable, net	$2,055	$(15,839)
Non-cash net assets received in exchange for a 20% ownership interest in our existing Brazilian subsidiary	$2,824	$—

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

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the three and six months ended June 30, 2019 in our Accompanying Condensed Consolidated Financial Statements. Refer to Note 4. Discontinued Operations in our Accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended June 30, 2020:

•Revenue of $459.5 million
•Operating income (loss) of $34.8 million
•Net income (loss) from continuing operations of $(14.8) million
•Net income (loss) attributable to EchoStar common stock of $(11.4) million and basic earnings (loss) per share of common stock of $(0.12)
•Earnings before interest, taxes, depreciation and amortization, net income (loss) from discontinued operations and net income (loss) attributable to non-controlling interests (“EBITDA”) of $156.8 million (refer to the reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of June 30, 2020:

•Total assets of $7.0 billion
•Total liabilities of $3.4 billion
•Total stockholders’ equity of $3.6 billion
•Cash and cash equivalents and marketable investment securities of $2.5 billion

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers in our domestic and international markets across wholesale and retail channels. Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. As a result of the COVID-19 pandemic, in accordance with instructions received from some of our enterprise customers, we have deferred or canceled the delivery of some products or services. We expect to recognize revenue for those deferred products and services in the second half of 2020 and in 2021.

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

in certain areas in the U.S. continues to be constrained where we are nearing or have reached maximum capacity.  While these constraints are not expected to be resolved until we launch new satellites, we continue to focus on revenue growth in all areas and consumer subscriber growth in the areas where we have available capacity.

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

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. In the first quarter of 2020, Space Systems/Loral, LLC (“SS/L”), the manufacturer of our EchoStar XXIV satellite, invoked the “force majeure” clause of our contract and notified us of a possible delay in completion of the satellite due to “shelter-in-place” orders affecting personnel at SS/L and its subcontractors, and other potential impacts of the COVID-19 pandemic.  Since that time, we have continued to work with SS/L to monitor the impact of COVID-19 on the anticipated delivery schedule for our EchoStar XXIV satellite. We currently expect the EchoStar XXIV satellite to be launched no earlier than the second half of 2021. This or other delays or impediments to SS/L’s meeting its obligations as a result of the COVID-19 pandemic and various economic and other consequences or otherwise could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

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

Our broadband subscribers include customers that subscribe to our HughesNet service in North and Latin America through retail, wholesale and small/medium enterprise service channels. In connection with the COVID-19 pandemic, we voluntarily signed on to the Federal Communications Commissions’ (“FCC”) Keep Americans Connected Pledge (the “Pledge”), promising not to terminate residential or small business customers because of their inability to pay their bills due to the disruptions caused by the COVID-19 pandemic. As a result, we have provided HughesNet service to consumers who may not have the ability to pay for such services, but have excluded any subscribers whose HughesNet service would have ordinarily been terminated in the absence of the Pledge from our subscriber numbers as of March 31, 2020 and June 30, 2020.

The following table presents our approximate subscribers:

	As of
	June 30, 2020	March 31, 2020	December 31, 2019
Broadband subscribers in the United States	1,221,000	1,249,000	1,239,000
Broadband subscribers in Latin America	321,000	267,000	238,000
Total broadband subscribers	1,542,000	1,516,000	1,477,000

During the second quarter of 2020, our gross subscriber additions increased by approximately 1,000 compared to the first quarter of 2020. Our net subscriber additions for the second quarter decreased by 13,000 compared to the first quarter of 2020, reflecting higher churn in the second quarter as compared to the first quarter of 2020. Multiple factors explain this higher churn. First, as more of our beams are operated at or near capacity particularly with the many customers working and attending class at home due to the COVID19 pandemic, the increased network congestion affects HughesNet customer satisfaction in some cases. In addition, we count a number of HughesNet subscribers as having churned even though we continue to provide service to them as a result of the Pledge.

As of June 30, 2020 and December 31, 2019, our Hughes segment had $1.1 billion and $1.4 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue. Our contracted revenue backlog as of June 30, 2020 decreased primarily due to the bankruptcy of a certain customer and the effects of the COVID-19 pandemic, including lengthened or delayed sales cycles with some of our enterprise customers.

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

As of June 30, 2020 and December 31, 2019, our ESS segment had contracted revenue backlog of $7.4 million and $11.4 million respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

S-Band Strategy

We continue to explore the development and deployment of S-band technologies and believe that our products and services will be integrated into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. The current COVID-19 pandemic has made even more evident the worldwide need and demand for such networks. In December 2013, we acquired EchoStar Mobile Limited (“EML”), an entity based in Dublin, Ireland, which is licensed to provide mobile satellite service (“MSS”) and complementary ground component (“CGC”) services covering the European Union and its member states (“EU”) using the S-band spectrum. EML’s services in the EU are supported by the EchoStar XXI satellite and the EUTELSAT 10A payload. In October 2019, we acquired Sirion Global Pty Ltd., which we have renamed EchoStar Global Australia Pty Ltd (“EchoStar Global”), which holds global S-band non-geostationary satellite spectrum rights for MSS. Additionally, we have entered into a contract with Tyvak Nano-Satellite Systems, Inc. for the design and construction of S-band nano-satellites. We expect to launch two nano-satellites in the third quarter of 2020.  We expect our nano-satellites to facilitate our continued growth in the global S-band market and enable us to leverage our acquisition of EchoStar Global. In addition, in November 2019, we were granted an S-band spectrum license for terrestrial rights in Mexico. As of June 30, 2020, we have no material future commitments in connection with these acquisitions or satellites.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Due to the COVID-19 pandemic, a large portion of our workforce has been working remotely and we expect certain portions of our workforce to continue to do so from time to time.  While we have cybersecurity risk management tools to help protect our technology, information and networks that our employees access remotely, we cannot guarantee the security of the network that they will be using, the security status of the other non-company managed devices that might be on the network to which they are connected or the devices or networks used by third parties with whom our employees conduct business, such as customers, suppliers, vendors and other persons.  Additionally, there continues to be a significant amount of COVID-19 related cyber-fraud and phishing attacks that continue to target our employees, vendors, suppliers, customers and others. Accordingly, we continue to focus our efforts and resources on improving cybersecurity as a result of the COVID-19 pandemic.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and six months ended June 30, 2020 and through August 6, 2020. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table presents our consolidated results of operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019:

	For the three months ended June 30,		Variance
Statements of Operations Data	2020	2019	Amounts	%
Revenue:
Services and other revenue	$417,043	$402,786	$14,257	3.5
Equipment revenue	42,423	57,645	(15,222)	(26.4)
Total revenue	459,466	460,431	(965)	(0.2)
Costs and expenses:
Cost of sales - services and other	141,019	142,680	(1,661)	(1.2)
% of total services and other revenue	33.8%	35.4%
Cost of sales - equipment	32,542	46,549	(14,007)	(30.1)
% of total equipment revenue	76.7%	80.8%
Selling, general and administrative expenses	113,798	149,209	(35,411)	(23.7)
% of total revenue	24.8%	32.4%
Research and development expenses	7,448	6,388	1,060	16.6
% of total revenue	1.6%	1.4%
Depreciation and amortization	129,887	120,266	9,621	8.0
Total costs and expenses	424,694	465,092	(40,398)	(8.7)
Operating income (loss)	34,772	(4,661)	39,433	*
Other income (expense):
Interest income, net	10,760	23,213	(12,453)	(53.6)
Interest expense, net of amounts capitalized	(38,258)	(53,749)	15,491	(28.8)
Gains (losses) on investments, net	(6,090)	12,855	(18,945)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(6,345)	(4,754)	(1,591)	33.5
Foreign currency transaction gains (losses), net	1,560	1,753	(193)	(11.0)
Other, net	(391)	7	(398)	*
Total other income (expense), net	(38,764)	(20,675)	(18,089)	87.5
Income (loss) from continuing operations before income taxes	(3,992)	(25,336)	21,344	(84.2)
Income tax benefit (provision), net	(10,851)	(4,692)	6,159	*
Net income (loss) from continuing operations	(14,843)	(30,028)	15,185	(50.6)
Net income (loss) from discontinued operations	—	24,968	(24,968)	(100.0)
Net income (loss)	(14,843)	(5,060)	(9,783)	*
Less: Net loss (income) attributable to non-controlling interests	3,431	(632)	4,063	*
Net income (loss) attributable to EchoStar Corporation common stock	$(11,412)	$(5,692)	$(5,720)	*

Other data:
EBITDA (1)	$156,824	$124,834	$31,990	25.6
Subscribers, end of period	1,542,000	1,415,000	127,000	9.0
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our continuing operations for the three months ended June 30, 2020 and 2019 unless otherwise stated.

Services and other revenue.  Services and other revenue totaled $417.0 million for the three months ended June 30, 2020, an increase of $14.3 million, or 3.5%, compared to 2019.

•Services and other revenue from our Hughes segment for the three months ended June 30, 2020 increased by $16.5 million, or 4.2%, to $410.7 million compared to 2019.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $27.2 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $9.4 million. Both of these variances reflect the negative impact of exchange rate fluctuations.

•Services and other revenue from Corporate and Other for the three months ended June 30, 2020 decreased by $2.7 million, or 56.3%, to $2.1 million compared to 2019, primarily attributable to a decrease in income from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Equipment revenue.  Equipment revenue totaled $42.4 million for the three months ended June 30, 2020, a decrease of $15.2 million, or 26.4%, compared to 2019.  The decrease was primarily attributable to a decrease in sales to our international enterprise customers and the bankruptcy of a certain customer.

Cost of sales - services and other.  Cost of sales - services and other totaled $141.0 million for the three months ended June 30, 2020, a decrease of $1.7 million, or 1.2%, compared to 2019. The decrease was primarily attributable to our Hughes segment due to the decrease in sales of broadband services to our enterprise customers, partially offset by increases in sales of broadband services to our consumer customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $32.5 million for the three months ended June 30, 2020, a decrease of $14.0 million, or 30.1%, compared to 2019. The decrease was primarily attributable to the corresponding reduction in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $113.8 million for the three months ended June 30, 2020, a decrease of $35.4 million, or 23.7%, compared to 2019. The decrease was primarily attributable to (i) expenses related to certain legal proceedings of $24.5 million in 2019, (ii) decreased marketing and promotional expenses in 2020 of $6.6 million, and (iii) decreases in bad debt expense of $4.5 million in 2020.

Depreciation and amortization.  Depreciation and amortization expenses totaled $129.9 million for the three months ended June 30, 2020, an increase of $9.6 million, or 8.0%, compared to 2019.  The increase was primarily from our Hughes segment and due to increases in depreciation expense of $8.0 million relating to our customer premises equipment and $2.4 million relating to the depreciation of assets acquired in the Yahsat Brazil JV Transaction.

Interest income, net.  Interest income, net totaled $10.8 million for the three months ended June 30, 2020, a decrease of $12.5 million, or 53.6%, compared to 2019, which was primarily attributable to decreases in the yield of our marketable investment securities and a decrease in our marketable investment securities balance.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $38.3 million for the three months ended June 30, 2020, a decrease of $15.5 million, or 28.8%, compared to 2019.  The decrease was primarily due to a decrease of $13.0 million in interest expense and in amortization of deferred financing cost as a result of the repurchase and maturity in June 2019 of our 6 1/2% Senior Secured Notes due 2019 and an increase of $1.4 million in capitalized interest in 2020 related to the EchoStar XXIV satellite and its related infrastructure.

Gains (losses) on investments, net.  Gains (losses) on investments, net were $(6.1) million for the three months ended June 30, 2020, compared to $12.9 million for the three months ended June 30, 2019, a decrease of net gains

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

of $18.9 million. The change was primarily attributable to $12.0 million of net negative variances on marketable investment securities compared to 2019 and an $8.5 million loss in Other Equity Investments in 2020.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $6.3 million in losses for the three months ended June 30, 2020, an increase in losses of $1.6 million, or 33.5%, compared to 2019. The increase in losses was related to increased losses from our investments in our equity method investees.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(10.9) million for the three months ended June 30, 2020 compared to $(4.7) million for the three months ended June 30, 2019. Our effective income tax rate was (271.8)% and (18.5)% for the three months ended June 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. Additionally, during the three months ended June 30, 2019, we recorded additional tax expense of $2.0 million on deemed mandatory repatriation of certain deferred foreign earnings as the result of new treasury regulations.

Net income (loss) attributable to EchoStar Corporation common stock.  Net loss attributable to EchoStar Corporation common stock totaled $11.4 million for the three months ended June 30, 2020, compared to net loss attributable to EchoStar Corporation common stock of $5.7 million for the three months ended June 30, 2019, an increase in loss of $5.7 million as set forth in the following table:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended June 30, 2019	$(5,692)
Increase (decrease) in operating income, including depreciation and amortization	39,433
Decrease (increase) in interest expense, net of amounts capitalized	15,491
Decrease (increase) in net income attributable to non-controlling interests	4,063
Increase (decrease) in foreign currency transaction gains, net	(193)
Increase (decrease) in other, net	(398)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(1,591)
Decrease (increase) in income tax provision, net	(6,159)
Increase (decrease) in interest income, net	(12,453)
Increase (decrease) in gains on investments, net	(18,945)
Increase (decrease) in net income from discontinued operations	(24,968)
Net income (loss) attributable to EchoStar Corporation for the three months ended June 30, 2020	$(11,412)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Condensed Consolidated Financial Statements, to EBITDA:

	For the three months ended June 30,		Variance
	2020	2019	Amounts	%
Net income (loss)	$(14,843)	$(5,060)	$(9,783)	*
Interest income, net	(10,760)	(23,213)	12,453	(53.6)
Interest expense, net of amounts capitalized	38,258	53,749	(15,491)	(28.8)
Income tax provision (benefit), net	10,851	4,692	6,159	*
Depreciation and amortization	129,887	120,266	9,621	8.0
Net loss (income) from discontinued operations	—	(24,968)	24,968	(100.0)
Net loss (income) attributable to non-controlling interests	3,431	(632)	4,063	*
EBITDA	$156,824	$124,834	$31,990	25.6
*  Percentage is not meaningful.

EBITDA was $156.8 million for the three months ended June 30, 2020, an increase of $32.0 million, or 25.6%, compared to 2019 as set forth in the following table:

Amounts
EBITDA for the three months ended June 30, 2019	$124,834
Increase (decrease) in operating income, excluding depreciation and amortization	49,054
Decrease (increase) in net income attributable to non-controlling interests	4,063
Increase (decrease) in foreign currency transaction gains, net	(193)
Increase (decrease) in other, net	(398)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(1,591)
Increase (decrease) in gains on investments, net	(18,945)
EBITDA for the three months ended June 30, 2020	$156,824

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Capital expenditures in the table below are net of refunds and other receipts related to our property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2020
Total revenue	$453,172	$4,179	$2,115	$459,466
Capital expenditures	83,479	—	8,821	92,300
EBITDA	186,619	1,543	(31,338)	156,824

For the three months ended June 30, 2019
Total revenue	$451,847	$3,742	$4,842	$460,431
Capital expenditures	74,090	—	33,252	107,342
EBITDA	131,765	1,486	(8,417)	124,834

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Hughes Segment

	For the three months ended June 30,		Variance
	2020	2019	Amounts	%
Total revenue	$453,172	$451,847	$1,325	0.3
Capital expenditures	83,479	74,090	9,389	12.7
EBITDA	186,619	131,765	54,854	41.6

Total revenue was $453.2 million for the three months ended June 30, 2020, an increase of $1.3 million, or 0.3%, compared to 2019.  The increase was primarily due to increases of $27.2 million in sales of broadband services to our consumer customers, partially offset by decreased hardware sales of $15.2 million and decreased sales of broadband services to our enterprise customers of $9.4 million. These variances reflect the negative impact of exchange rate fluctuations.

Capital expenditures were $83.5 million for the three months ended June 30, 2020, an increase of $9.4 million, or 12.7%, compared to 2019, primarily due to increases in expenditures associated with our consumer business.

EBITDA was $186.6 million for the three months ended June 30, 2020, an increase of $54.9 million, or 41.6%, compared to 2019 as set forth in the following table:

Amounts
EBITDA for the three months ended June 30, 2019	$131,765
Increase (decrease) in operating income, excluding depreciation and amortization	52,136
Decrease (increase) in net income attributable to non-controlling interests	4,063
Decrease (increase) in equity in losses of unconsolidated affiliates, net	179
Increase (decrease) in gains on investments, net	43
Increase (decrease) in other, net	(355)
Increase (decrease) in foreign currency transaction gains, net	(1,212)
EBITDA for the three months ended June 30, 2020	$186,619

ESS Segment

	For the three months ended June 30,		Variance
	2020	2019	Amounts	%
Total revenue	$4,179	$3,742	$437	11.7
EBITDA	1,543	1,486	57	3.8

Total revenue was $4.2 million for the three months ended June 30, 2020, an increase of $0.4 million, or 11.7%, compared to 2019, primarily due to an increase in transponder services provided to third parties.

EBITDA was $1.5 million for the three months ended June 30, 2020, an increase of $0.1 million, or 3.8%, compared to 2019, primarily due to the increase in revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Corporate and Other

	For the three months ended June 30,		Variance
	2020	2019	Amounts	%
Total revenue	$2,115	$4,842	$(2,727)	(56.3)
Capital expenditures	8,821	33,252	(24,431)	(73.5)
EBITDA	(31,338)	(8,417)	(22,921)	*
* Percentage is not meaningful

Total revenue was $2.1 million for the three months ended June 30, 2020, a decrease of $2.7 million, or 56.3%, compared to 2019, primarily attributable to a decrease in income from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Capital expenditures for the three months ended June 30, 2020 decreased by $24.4 million, or 73.5%, compared to 2019, primarily due to a decrease in expenditures on the EchoStar XXIV satellite.

EBITDA was a loss of $31.3 million for the three months ended June 30, 2020, an increase in loss of $22.9 million compared to 2019 as set forth in the following table:

Amounts
EBITDA for the three months ended June 30, 2019	$(8,417)
Increase (decrease) in foreign currency transaction gains, net	1,020
Increase (decrease) in other, net	(43)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(1,770)
Increase (decrease) in operating income, excluding depreciation and amortization	(3,139)
Increase (decrease) in gains on investments, net	(18,989)
EBITDA for the three months ended June 30, 2020	$(31,338)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table presents our consolidated results of operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

	For the six months ended June 30,		Variance
Statements of Operations Data	2020	2019	Amounts	%
Revenue:
Services and other revenue	$825,400	$805,454	$19,946	2.5
Equipment revenue	99,732	109,359	(9,627)	(8.8)
Total revenue	925,132	914,813	10,319	1.1
Costs and expenses:
Cost of sales - services and other	286,271	286,027	244	0.1
% of total services and other revenue	34.7%	35.5%
Cost of sales - equipment	78,450	91,556	(13,106)	(14.3)
% of total equipment revenue	78.7%	83.7%
Selling, general and administrative expenses	239,079	261,323	(22,244)	(8.5)
% of total revenue	25.8%	28.6%
Research and development expenses	13,702	13,276	426	3.2
% of total revenue	1.5%	1.5%
Depreciation and amortization	262,255	239,244	23,011	9.6
Total costs and expenses	879,757	891,426	(11,669)	(1.3)
Operating income (loss)	45,375	23,387	21,988	94.0
Other income (expense):
Interest income, net	26,343	47,642	(21,299)	(44.7)
Interest expense, net of amounts capitalized	(74,491)	(106,948)	32,457	30.3
Gains (losses) on investments, net	(52,762)	19,791	(72,553)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(3,732)	(11,107)	7,375	(66.4)
Foreign currency transaction gains (losses), net	(9,284)	593	(9,877)	*
Other, net	(670)	(35)	(635)	*
Total other income (expense), net	(114,596)	(50,064)	(64,532)	*
Income (loss) from continuing operations before income taxes	(69,221)	(26,677)	(42,544)	*
Income tax benefit (provision), net	(3,359)	(7,590)	(4,231)	55.7
Net income (loss) from continuing operations	(72,580)	(34,267)	38,313	*
Net income (loss) from discontinued operations	—	44,215	(44,215)	(100.0)
Net income (loss)	(72,580)	9,948	(82,528)	*
Less: Net loss (income) attributable to non-controlling interests	6,873	(1,438)	8,311	*
Net income (loss) attributable to EchoStar Corporation common stock	$(65,707)	$8,510	$(74,217)	*

Other data:
EBITDA (1)	$248,055	$270,435	$(22,380)	(8.3)
Subscribers, end of period	1,542,000	1,415,000	127,000	9.0
* Percentage is not meaningful.
(1) A reconciliation of EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Condensed Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, refer to the Explanation of Key Metrics and Other Items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our continuing operations for the six months ended June 30, 2020 and 2019 unless otherwise stated.

Services and other revenue.  Services and other revenue totaled $825.4 million for the six months ended June 30, 2020, an increase of $19.9 million, or 2.5%, compared to 2019.

•Services and other revenue from our Hughes segment for the six months ended June 30, 2020 increased by $24.1 million, or 3.1%, to $811.9 million compared to 2019.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $46.6 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $22.0 million. Both of these variances reflect the negative impact of exchange rate fluctuations.

•Services and other revenue from Corporate and Other for the six months ended June 30, 2020 decreased by $5.2 million, or 52.8%, to $4.6 million compared to 2019 primarily attributable to a decrease in income from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Equipment revenue.  Equipment revenue totaled $99.7 million for the six months ended June 30, 2020, a decrease of $9.6 million, or 8.8%, compared to 2019.  The decrease was primarily attributable to decreased hardware sales to our international enterprise customers of $15.8 million and the bankruptcy of a certain customer, partially offset by increased sales to our domestic enterprise customers of $7.7 million.

Cost of sales - services and other.  Cost of sales - services and other totaled $286.3 million for the six months ended June 30, 2020, an increase of $0.2 million, or 0.1%, compared to 2019. The increase was primarily attributable to our Hughes segment due to an increase in sales of broadband services to our consumer customers, partially offset by a decrease in sales of broadband services to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $78.5 million for the six months ended June 30, 2020, a decrease of $13.1 million, or 14.3%, compared to 2019. The decrease was primarily attributable to the corresponding reduction in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $239.1 million for the six months ended June 30, 2020, a decrease of $22.2 million, or 8.5%, compared to 2019. The decrease was primarily attributable to expenses related to certain legal proceedings of $24.5 million in 2019 and decreases in bad debt expense of $2.7 million in 2020, partially offset by increased selling, general and administrative expenses of $2.2 million attributable to the Yahsat Brazil JV and increased promotional expenses of $1.6 million mainly associated with our consumer business in Latin America.

Depreciation and amortization.  Depreciation and amortization expenses totaled $262.3 million for the six months ended June 30, 2020, an increase of $23.0 million, or 9.6%, compared to 2019.  The increase was primarily from our Hughes segment and due to increases in depreciation expense of $14.3 million relating to our customer premises equipment and $6.6 million relating to the depreciation of assets acquired in the Yahsat Brazil JV Transaction.

Interest income, net.  Interest income, net totaled $26.3 million for the six months ended June 30, 2020, a decrease of $21.3 million, or 44.7%, compared to 2019 primarily attributable to decreases in the yield on our marketable investment securities and a decrease in our marketable investment securities balance.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $74.5 million for the six months ended June 30, 2020, a decrease of $32.5 million, or 30.3%, compared to 2019.  The decrease was primarily due to a decrease of $29.0 million in interest expense and in amortization of deferred financing cost as a result of the repurchase and maturity in June 2019 of our 6 1/2% Senior Secured Notes due 2019 and an increase of $3.2 million in capitalized interest in 2020 relating to the construction of the EchoStar XXIV satellite and its related infrastructure.

Gains (losses) on investments, net.  Gains (losses) on investments, net were $(52.8) million for the six months ended June 30, 2020, compared to $19.8 million for the six months ended June 30, 2019, a decrease in gains of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

$72.6 million. The change was primarily attributable to $71.4 million of net negative variances on marketable investment securities compared to 2019.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $3.7 million in loss for the six months ended June 30, 2020, a decrease in losses of $7.4 million, or 66.4%, compared to 2019. The decrease in losses was related to decreased losses from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $9.3 million in losses for the six months ended June 30, 2020, an increase in losses of $9.9 million compared to 2019. The change was due to the net strengthening of the U.S. dollar against certain foreign currencies in 2020 compared to 2019.

Income tax benefit (provision), net.  Income tax benefit (provision) was $(3.4) million for the six months ended June 30, 2020 compared to $(7.6) million for the six months ended June 30, 2019. Our effective income tax rate was (4.9)% and (28.5)% for the six months ended June 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature and research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. Additionally, during the three months ended June 30, 2019, we recorded additional tax expense of $2.0 million on deemed mandatory repatriation of certain deferred foreign earnings as the result of new treasury regulations.

Net income (loss) attributable to EchoStar Corporation common stock.  Net loss attributable to EchoStar Corporation common stock totaled $65.7 million for the six months ended June 30, 2020, compared to net income attributable to EchoStar Corporation common stock of $8.5 million for the six months ended June 30, 2019, a change of $74.2 million as set forth in the following table:

Amounts
Net income (loss) attributable to EchoStar Corporation for the six months ended June 30, 2019	$8,510
Decrease (increase) in interest expense, net of amounts capitalized	32,457
Increase (decrease) in operating income, including depreciation and amortization	21,988
Decrease (increase) in net income attributable to non-controlling interests	8,311
Decrease (increase) in equity in losses of unconsolidated affiliates, net	7,375
Decrease (increase) in income tax provision, net	4,231
Increase (decrease) in other, net	(635)
Increase (decrease) in foreign currency transaction gains, net	(9,877)
Increase (decrease) in interest income, net	(21,299)
Increase (decrease) in net income from discontinued operations	(44,215)
Increase (decrease) in gains on investments, net	(72,553)
Net income (loss) attributable to EchoStar Corporation for the six months ended June 30, 2020	$(65,707)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Condensed Consolidated Financial Statements, to EBITDA:

	For the six months ended June 30,		Variance
	2020	2019	Amounts	%
Net income (loss)	$(72,580)	$9,948	$(82,528)	*
Interest income, net	(26,343)	(47,642)	21,299	(44.7)
Interest expense, net of amounts capitalized	74,491	106,948	(32,457)	(30.3)
Income tax provision (benefit), net	3,359	7,590	(4,231)	(55.7)
Depreciation and amortization	262,255	239,244	23,011	9.6
Net loss (income) from discontinued operations	—	(44,215)	44,215	(100.0)
Net loss (income) attributable to non-controlling interests	6,873	(1,438)	8,311	*
EBITDA	$248,055	$270,435	$(22,380)	(8.3)

EBITDA was $248.1 million for the six months ended June 30, 2020, a decrease of $22.4 million, or 8.3%, compared to 2019 as set forth in the following table:

Amounts
EBITDA for the six months ended June 30, 2019	$270,435
Increase (decrease) in operating income, excluding depreciation and amortization	44,999
Decrease (increase) in net income attributable to non-controlling interests	8,311
Decrease (increase) in equity in losses of unconsolidated affiliates, net	7,375
Increase (decrease) in other, net	(635)
Increase (decrease) in foreign currency transaction gains, net	(9,877)
Increase (decrease) in gains on investments, net	(72,553)
EBITDA for the six months ended June 30, 2020	$248,055

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Capital expenditures in the table below are net of refunds and other receipts related to our property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2020
Total revenue	$911,654	$8,831	$4,647	$925,132
Capital expenditures	174,996	—	21,908	196,904
EBITDA	341,260	3,573	(96,778)	248,055

For the six months ended June 30, 2019
Total revenue	$897,184	$7,775	$9,854	$914,813
Capital expenditures	147,911	—	71,285	219,196
EBITDA	292,897	3,215	(25,677)	270,435

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Hughes Segment

	For the six months ended June 30,		Variance
	2020	2019	Amounts	%
Total revenue	$911,654	$897,184	$14,470	1.6
Capital expenditures	174,996	147,911	27,085	18.3
EBITDA	341,260	292,897	48,363	16.5

Total revenue was $911.7 million for the six months ended June 30, 2020 an increase of $14.5 million, or 1.6%, compared to 2019.  The increase was primarily due to increases of $46.6 million in sales of broadband services to our consumer customers, partially offset by decreased hardware sales of $9.6 million and decreased sales of broadband services to our enterprise customers of $22.0 million. These variances reflect the negative impact of exchange rate fluctuations.

Capital expenditures were $175.0 million for the six months ended June 30, 2020, an increase of $27.1 million, or 18.3%, compared to 2019, primarily due to net increases in expenditures associated with our consumer business.

EBITDA was $341.3 million for the six months ended June 30, 2020, an increase of $48.4 million, or 16.5%, compared to 2019 as set forth in the following table:

Amounts
EBITDA for the six months ended June 30, 2019	$292,897
Increase (decrease) in operating income, excluding depreciation and amortization	49,139
Decrease (increase) in net income attributable to non-controlling interests	8,311
Increase (decrease) in gains on investments, net	612
Increase (decrease) in other, net	(547)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(194)
Increase (decrease) in foreign currency transaction gains, net	(8,958)
EBITDA for the six months ended June 30, 2020	$341,260

ESS Segment

	For the six months ended June 30,		Variance
	2020	2019	Amounts	%
Total revenue	$8,831	$7,775	$1,056	13.6
EBITDA	3,573	3,215	358	11.1

Total revenue was $8.8 million for the six months ended June 30, 2020, an increase of $1.1 million, or 13.6%, compared to 2019, primarily due to an increase in transponder services provided to third parties.

EBITDA was $3.6 million for the six months ended June 30, 2020, an increase of $0.4 million, or 11.1%, compared to 2019, primarily due to the increase in revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Corporate and Other

	For the six months ended June 30,		Variance
	2020	2019	Amounts	%
Total revenue	$4,647	$9,854	$(5,207)	(52.8)
Capital expenditures	21,908	71,285	(49,377)	(69.3)
EBITDA	(96,778)	(25,677)	(71,101)	*
* Percentage is not meaningful.

Total revenue was $4.6 million for the six months ended June 30, 2020, a decrease of $5.2 million, or 52.8%, compared to 2019 primarily attributable to a decrease in income from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Capital expenditures were $21.9 million for the six months ended June 30, 2020 decreased by $49.4 million, or 69.3%, compared to 2019, primarily due to a decrease in expenditures on the EchoStar XXIV satellite.

EBITDA was a loss of $96.8 million for the six months ended June 30, 2020, an increase in loss of $71.1 million compared to 2019 as set forth in the following table:

Amounts
EBITDA for the six months ended June 30, 2019	$(25,677)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	7,569
Increase (decrease) in other, net	(93)
Increase (decrease) in foreign currency transaction gains, net	(918)
Increase (decrease) in operating income, excluding depreciation and amortization	(4,494)
Increase (decrease) in gains on investments, net	(73,165)
EBITDA for the six months ended June 30, 2020	$(96,778)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2020 and December 31, 2019, our cash, cash equivalents and marketable investment securities totaled $2.5 billion and $2.5 billion, respectively, of which $510.0 million and $940.6 million, respectively, we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds. We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Cash Flow Activities

The following discussion highlights our cash flow activities, which include results from continuing and discontinued operations, for the six months ended June 30, 2020.

Cash Flows from Operating Activities
We typically reinvest the cash flow from operating activities in our business. For the six months ended June 30, 2020, we reported net cash inflows from operating activities of $245.3 million, a decrease of $135.5 million, compared to 2019. The decrease in cash inflows was primarily attributable to lower net income of $76.4 million, adjusted to exclude: (i) Depreciation and amortization; (ii) Losses (gains) on investments, net, (iii) Equity in losses (earnings) of unconsolidated affiliates, net; (iv) Foreign currency transaction losses (gains), net; (v) Deferred tax provision (benefit), net; (vi) Stock-based compensation; (vii) Amortization of debt issuance costs; and (viii) Other, net. The decrease in cash inflows was also attributable to decreases of $59.1 million resulting from timing differences in operating assets and liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Cash Flows from Investing Activities

Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the six months ended June 30, 2020, we reported net cash inflows from investing activities of $200.5 million, a decrease in cash inflows of $681.9 million compared to 2019.

For the six months ended June 30, 2020, we had net sales and maturities of marketable securities of $977.5 million, partially offset by net purchases of marketable securities of $555.4 million and expenditures for property and equipment of $196.9 million.

For the six months ended June 30, 2019, we had net sales and maturities of marketable securities of $1.6 billion, partially offset by net purchases of marketable securities of $504.3 million and expenditures for property and equipment of $219.4 million.

Cash Flows from Financing Activities

Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and finance lease obligations, payments relating to stock and debt repurchases and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the six months ended June 30, 2020, we reported net cash inflows from financing activities of $9.1 million compared to net cash outflows of $885.7 million for the six months ended June 30, 2019. Net cash inflows for the six months ended June 30, 2020 included $10.0 million for the contribution by non-controlling interest holder and $0.4 million in net proceeds received from Class A common stock options exercised, partially offset by our repurchase of $5.9 million of shares of our Class A common stock. Net cash outflows for the six months ended June 30, 2019 included $920.9 million for the repurchasing and maturity of debt, $20.0 million for the payment of finance lease obligations and $7.3 million for the purchase of non-controlling shareholder interests in a subsidiary of ours that were held by an unaffiliated third party, partially offset by $61.5 million in net proceeds received from Class A common stock options exercised.

Obligations and Future Capital Requirements

Contractual Obligations

As of June 30, 2020, our satellite-related obligations were $385.1 million. These primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Letters of Credit

The following table presents the components of our letters of credit as of June 30, 2020:

Amounts
Restricted cash	$8,966
Insurance bonds	3,773
Credit arrangement available to our foreign subsidiaries	28,122
Total letters of credit	$40,861

Certain letters of credit are secured by assets of our foreign subsidiaries.

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

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher average revenue per subscriber across our wholesale and retail channels. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth. There can be no assurance that we will have positive cash flows from operations.  As a result of the COVID-19 pandemic, in accordance with instructions received from some of our enterprise customers, we have deferred or canceled the delivery of some products or services. We expect to realize the cash flow from those deferred products and services in the second half of 2020 and in 2021. Our cash flow could be further adversely impacted the longer the COVID-19 pandemic impacts domestic and global activity. Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of June 30, 2020, our total long-term debt was $2.4 billion. Refer to our Form 10-K for a discussion of the terms of our long-term debt. Our liquidity requirements will be continue to be significant, primarily due to our remaining debt service requirements and the design and construction of our new EchoStar XXIV satellite. Our 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Notes”) with an outstanding principal balance of $900.0 million mature and are due and payable in June 2021. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

We anticipate that our existing cash and marketable investment securities are sufficient to repay our 2021 Notes that mature and are due and payable in June 2021 and to fund the currently anticipated operations of our business through the next twelve months.

Stock Repurchases

Pursuant to a stock repurchase program approved by our Board of Directors on October 29, 2019, we are authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2020.  During the six months ended June 30, 2020, we repurchased 196,999 shares of our common stock at an average price per share of $29.90 for a total purchase price of $5.9 million. During the six months ended June 30, 2019, we did not repurchase any common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of June 30, 2020, other than as explained below, our market risk has not changed materially from those presented in our Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements — Note 13. Contingencies — Litigation in this Form 10-Q.

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the information in Part I, Item 1A, Risk Factors, of our Form 10-K.

RISKS RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic, its economic impacts and related government and private sector responsive actions could have a material adverse effect our business operations. As a result of the COVID-19 pandemic, many countries, including the U.S., and other governmental authorities have imposed restrictions on travel, as well as general movement and gathering restrictions, business closures and other measures imposed to slow the spread of COVID-19.

We have set forth below key risks from the COVID-19 pandemic that we have identified to date. The situation continues to develop, however, and it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on our business, financial condition or results of operations.  We cannot estimate or determine the duration of the quarantine, social distancing and other regulatory measures instituted or recommended in response to the COVID-19 pandemic, whether they will recur or the duration or degree of the business disruptions, and related financial impact. The COVID-19 pandemic has evolved into a worldwide health crisis that may continue for an extended period of time and that has adversely affected economies and financial markets throughout the world, resulting in a significant economic downturn and changes in global economic policy that is expected to continue for the foreseeable future and could have a material adverse effect on our business, financial condition or results of operations.

Our operations and those of our customers and other third parties with whom we conduct business are located in areas impacted by the COVID‑19 pandemic, and those operations have been, and may continue to be, adversely affected by the COVID‑19 pandemic.

We conduct our product development, manufacturing, installation and customer support and services in areas where, in order to attempt to mitigate the COVID-19 pandemic, (a) states of emergency related to the spread of COVID-19 have been declared and (b) various levels of “shelter-in-place” or “safer-at-home” orders have been issued, which (i) direct individuals living in those locations to shelter at their places of residence (subject to limited exceptions), (ii) direct businesses and governmental agencies to cease or limit non-essential operations at physical locations, (iii) limit the number of employees that may be present in a particular location; (iv) prohibit or limit non-essential gatherings of various number of individuals, and (v) order cessation of non-essential travel. The effects of the COVID-19 pandemic and the actions from applicable governmental authorities has negatively impacted productivity, increased cybersecurity risks as a large portion of our workforce has been working remotely, disrupted our and our customers’, suppliers’, vendors’ and other business partners’ and investees’ businesses and finances, delayed regulatory and other timelines, and delayed the manufacture and deployment of our satellites. Additionally, some regulatory bodies have furloughed employees, reduced activities and temporarily closed their offices. Such measures may materially delay the review and/or approval of licenses or authorizations we need to operate our business. The magnitude of these impacts will depend, in part, on the length and severity of the pandemic, associated restrictions and resulting economic and financial consequences and other limitations and impediments on the conduct of business in the ordinary course.

Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID-19 pandemic could cause us to lose revenue, which would depress our financial performance and could be difficult to recapture. Our business may also be harmed if travel continues to be restricted or inadvisable or if members of management and other employees are unable to work because they contract COVID-19, they elect not to come to work due to the illness affecting others in our office or other facilities, or they are subject to quarantines or other governmentally imposed restrictions. Additionally, many of our subscribers are working remotely or engaging in distance learning. These activities have increased the usage on our HughesNet service so that there is little or no capacity remaining for subscriber growth in our most popular geographic areas. In addition, the limitation on capacity may result in our subscribers experiencing slower speeds. This, in turn, could result in higher churn and may negatively affect our financial results.

A portion of the expected sales of our products or services have been, and additional sales may be, delayed or canceled as a result of effects of the COVID-19 pandemic on the operations of our customers.

Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID-19 pandemic. Due to the downturn in financial markets arising from the COVID-19 pandemic, a number of our current enterprise customers are facing uncertain futures. In the event any of these enterprise customers fail or seek reorganization under the bankruptcy laws, we may be obliged to pay for satellite capacity for which we are not being paid. Further, the COVID-19 pandemic has resulted in increased unemployment, which could result in reduced demand and increased inability to pay from our consumer customers. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our subscriber numbers, business, financial condition, results of operations, and cash flows. We are diligently working to ensure that we can operate with minimal disruption and address potential business interruptions on ourselves and our customers. However, the full extent to which the COVID-19 pandemic could affect the global economy and our business will depend on future developments and factors that cannot be predicted and there can be no assurance that the COVID-19 pandemic will not result in further delays, or possibly reductions, in our recognition of revenue.

Our supply chain may be materially adversely impacted due to the COVID-19 pandemic.

We rely upon the facilities of our domestic and foreign suppliers to support our business. The COVID-19 pandemic has resulted in significant governmental measures in many countries being implemented to control the spread of COVID-19, including restrictions on manufacturing and the movement of employees. As a result, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands that may cause further delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. The duration of the disruptions and restrictions on the ability to travel, quarantines and temporary closures of the facilities of our suppliers, as well as general limitations on movement in the region, are unknown and they may recur and the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time or recur, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of components and materials that are essential to the operation of our business.

The COVID-19 pandemic could negatively impact our planned or potential strategic initiatives.

Our strategy includes a number of plans to support the growth of our core businesses, including continuing to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, domestically and internationally. The extent to which the COVID-19 pandemic impacts these potential strategic initiatives will depend on future developments that are highly uncertain. If the disruptions posed by the COVID-19 pandemic and related government measures, economic downturns or other matters of global concern continue for an extensive period of time or recur, our ability to pursue and consummate planned or potential strategic initiatives could be materially adversely affected.

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

The following table provides information regarding repurchases of our Class A common stock during the three months ended June 30, 2020:

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Program (1)
April 1 - 30	—	$—	—	$494,109
May 1 - 31	—	—	—	494,109
June 1 - 30	—	—	—	494,109
Total	—	$—	—	$494,109
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Financial Results

On August 6, 2020, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended June 30, 2020. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibits related thereto, are furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated August 6, 2020 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2020
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.
(I)	Furnished herewith
*	Incorporated by reference.
**	Constitutes a management contract or compensatory plan or arrangement.
***	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request, subject to our right to request confidential treatment of any requested schedule or exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: August 6, 2020	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)