Form 10-Q
period 2020-09-30
EchoStar CORP
filed 2020-11-05
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020.

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

As of October 29, 2020, the registrant’s outstanding common stock consisted of 50,458,521 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•significant risks related to the construction and operation of our satellites, such as the risk of not being able to timely complete the construction, or a material malfunction on one or more, of our satellites and our general lack of commercial insurance coverage on our satellites;
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
•legal proceedings relating to the BSS Transaction or AGR (each as defined herein) matter, which could result in substantial costs and material adverse effects on our business, results of operations, financial condition and prospects;
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
ii

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$555,550	$1,519,431
Marketable investment securities	1,950,804	940,623
Trade accounts receivable and contract assets, net	190,950	196,629
Other current assets, net	192,724	179,531
Total current assets	2,890,028	2,836,214
Non-current assets:
Property and equipment, net	2,372,594	2,528,738
Operating lease right-of-use assets	129,073	114,042
Goodwill	508,660	506,953
Regulatory authorizations, net	475,824	478,598
Other intangible assets, net	20,550	29,507
Other investments, net	284,238	325,405
Other non-current assets, net	344,569	334,841
Total non-current assets	4,135,508	4,318,084
Total assets	$7,025,536	$7,154,298

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$111,099	$124,080
Current portion of long-term debt, net	897,303	—
Contract liabilities	89,622	101,060
Accrued expenses and other current liabilities	276,703	270,879
Total current liabilities	1,374,727	496,019
Non-current liabilities:
Long-term debt, net	1,495,078	2,389,168
Deferred tax liabilities, net	352,948	351,692
Operating lease liabilities	115,376	96,941
Other non-current liabilities	74,271	74,925
Total non-current liabilities	2,037,673	2,912,726
Total liabilities	3,412,400	3,408,745

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 57,140,432 shares issued and 50,458,512 shares outstanding at September 30, 2020 and 56,592,251 shares issued and 50,107,330 shares outstanding at December 31, 2019	57	57
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both September 30, 2020 and December 31, 2019	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both September 30, 2020 and December 31, 2019	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	3,317,868	3,290,483
Accumulated other comprehensive income (loss)	(209,538)	(122,138)
Accumulated earnings (losses)	583,474	632,809
Treasury stock, at cost	(137,347)	(131,454)
Total EchoStar Corporation stockholders’ equity	3,554,562	3,669,805
Non-controlling interests	58,574	75,748
Total stockholders’ equity	3,613,136	3,745,553
Total liabilities and stockholders’ equity	$7,025,536	$7,154,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Services and other revenue	$426,532	$406,537	$1,251,932	$1,211,991
Equipment revenue	46,970	65,725	146,702	175,084
Total revenue	473,502	472,262	1,398,634	1,387,075
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	146,577	143,842	432,848	429,869
Cost of sales - equipment (exclusive of depreciation and amortization)	37,079	51,188	115,529	142,744
Selling, general and administrative expenses	115,358	122,629	354,437	383,952
Research and development expenses	7,676	6,136	21,378	19,411
Depreciation and amortization	129,822	122,374	392,077	361,619
Total costs and expenses	436,512	446,169	1,316,269	1,337,595
Operating income (loss)	36,990	26,093	82,365	49,480
Other income (expense):
Interest income, net	7,364	17,175	33,707	64,817
Interest expense, net of amounts capitalized	(37,967)	(49,865)	(112,458)	(156,813)
Gains (losses) on investments, net	14,998	8,295	(37,764)	28,087
Equity in earnings (losses) of unconsolidated affiliates, net	(2,134)	(3,209)	(5,866)	(14,317)
Foreign currency transaction gains (losses), net	6,681	(15,094)	(2,603)	(14,501)
Other, net	291	(1,493)	(379)	(1,527)
Total other income (expense), net	(10,767)	(44,191)	(125,363)	(94,254)
Income (loss) from continuing operations before income taxes	26,223	(18,098)	(42,998)	(44,774)
Income tax benefit (provision), net	(2,950)	(5,016)	(6,309)	(12,607)
Net income (loss) from continuing operations	23,273	(23,114)	(49,307)	(57,381)
Net income (loss) from discontinued operations	—	2,008	—	46,223
Net income (loss)	23,273	(21,106)	(49,307)	(11,158)
Less: Net loss (income) attributable to non-controlling interests	2,167	2,797	9,040	1,359
Net income (loss) attributable to EchoStar Corporation common stock	$25,440	$(18,309)	$(40,267)	$(9,799)

Earnings (losses) per share - Class A and B common stock:
Basic and diluted earnings (losses) from continuing operations per share	$0.26	$(0.21)	$(0.41)	$(0.58)
Total basic and diluted earnings (losses) per share	$0.26	$(0.19)	$(0.41)	$(0.10)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$23,273	$(21,106)	$(49,307)	$(11,158)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(11,585)	(14,539)	(112,100)	(10,732)
Unrealized gains (losses) on available-for-sale debt securities	27	8	(248)	3,299
Other	6,900	2,367	4,322	1,435
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(1)	—	(1)	(566)
Total other comprehensive income (loss), net of tax	(4,659)	(12,164)	(108,027)	(6,564)
Comprehensive income (loss)	18,614	(33,270)	(157,334)	(17,722)
Less: Comprehensive loss (income) attributable to non-controlling interests	4,098	2,797	29,667	1,359
Comprehensive income (loss) attributable to EchoStar Corporation	$22,712	$(30,473)	$(127,667)	$(16,363)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Stock, at cost	Non-controlling Interests	Total
Balance, June 30, 2019	$104	$3,777,499	$(119,500)	$704,236	$(131,454)	$12,066	$4,242,951
Issuances of Class A common stock:
Exercise of stock options	—	2,640	—	—	—	—	2,640
Employee Stock Purchase Plan	—	2,650	—	—	—	—	2,650
Stock-based compensation	—	2,287	—	—	—	—	2,287
R&D tax credits utilized by DISH Network	—	(13)	—	—	—	—	(13)
Purchase of non-controlling interest	—	1,833	—	—	—	(1,833)	—
BSS Transaction	—	(535,103)	—	—	—	—	(535,103)
Other comprehensive income (loss)	—	—	(12,164)	—	—	—	(12,164)
Net income (loss)	—	—	—	(18,309)	—	(2,797)	(21,106)
Other, net	—	15	—	—	—	1,758	1,773
Balance, September 30, 2019	$104	$3,251,808	$(131,664)	$685,927	$(131,454)	$9,194	$3,683,915

Balance, June 30, 2020	$105	$3,311,861	$(206,810)	$558,034	$(137,347)	$58,425	$3,584,268
Issuances of Class A common stock:
Exercise of stock options	—	477	—	—	—	—	477
Employee Stock Purchase Plan	—	2,766	—	—	—	—	2,766
Stock-based compensation	—	2,378	—	—	—	—	2,378
Contribution by non-controlling interest holder	—	—	—	—	—	4,268	4,268
Other comprehensive income (loss)	—	—	(6,670)	—	—	(1,931)	(8,601)
Net income (loss)	—	—	—	25,440	—	(2,167)	23,273
Other, net	—	386	3,942	—	—	(21)	4,307
Balance, September 30, 2020	$105	$3,317,868	$(209,538)	$583,474	$(137,347)	$58,574	$3,613,136

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Stock, at cost	Non-controlling Interests	Total
Balance, December 31, 2018	$102	$3,702,522	$(125,100)	$694,129	$(131,454)	$15,275	$4,155,474
Issuances of Class A common stock:
Exercise of stock options	2	64,141	—	—	—	—	64,143
Employee benefits	—	6,654	—	—	—	—	6,654
Employee Stock Purchase Plan	—	7,724	—	—	—	—	7,724
Stock-based compensation	—	7,120	—	—	—	—	7,120
R&D tax credits utilized by DISH Network	—	(432)	—	—	—	—	(432)
Purchase of non-controlling interest	—	(833)	—	—	—	(6,480)	(7,313)
BSS Transaction	—	(535,103)	—	—	—	—	(535,103)
Other comprehensive income (loss)	—	—	(6,564)	—	—	—	(6,564)
Net income (loss)	—	—	—	(9,799)	—	(1,359)	(11,158)
Other, net	—	15	—	1,597	—	1,758	3,370
Balance, September 30, 2019	$104	$3,251,808	$(131,664)	$685,927	$(131,454)	$9,194	$3,683,915

Balance, December 31, 2019	$105	$3,290,483	$(122,138)	$632,809	$(131,454)	$75,748	$3,745,553
Cumulative effect of accounting changes	—	—	—	(9,068)	—	(240)	(9,308)
Balance, January 1, 2020	105	3,290,483	(122,138)	623,741	(131,454)	75,508	3,736,245
Issuances of Class A common stock:
Exercise of stock options	—	983	—	—	—	—	983
Employee benefits	—	6,920	—	—	—	—	6,920
Employee Stock Purchase Plan	—	8,066	—	—	—	—	8,066
Stock-based compensation	—	6,887	—	—	—	—	6,887
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	4,338	—	—	—	(1,514)	2,824
Contribution by non-controlling interest holder	—		—	—	—	14,268	14,268
Other comprehensive income (loss)	—		(91,342)	—	—	(20,627)	(111,969)
Net income (loss)	—		—	(40,267)	—	(9,040)	(49,307)
Treasury share repurchase	—		—	—	(5,893)		(5,893)
Other, net	—	191	3,942	—	—	(21)	4,112
Balance, September 30, 2020	$105	$3,317,868	$(209,538)	$583,474	$(137,347)	$58,574	$3,613,136
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(49,307)	$(11,158)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	392,077	459,054
Losses (gains) on investments, net	37,764	(28,087)
Equity in losses (earnings) of unconsolidated affiliates, net	5,866	14,317
Foreign currency transaction losses (gains), net	2,603	14,501
Deferred tax provision (benefit), net	4,474	22,949
Stock-based compensation	6,887	7,120
Amortization of debt issuance costs	3,212	4,882
Dividends received from unconsolidated affiliates	—	2,716
Other, net	(9,145)	9,617
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(9,157)	(5,439)
Other current assets, net	(21,090)	(42,140)
Trade accounts payable	(17,824)	18,180
Contract liabilities	(11,438)	37,273
Accrued expenses and other current liabilities	29,155	27,972
Non-current assets and non-current liabilities, net	1,325	1,303
Net cash flows from operating activities	365,402	533,060

Cash flows from investing activities:
Purchases of marketable investment securities	(2,234,671)	(655,265)
Sales and maturities of marketable investment securities	1,231,790	1,988,078
Expenditures for property and equipment	(295,041)	(314,861)
Expenditures for externally marketed software	(27,824)	(21,364)
Purchase of other investments	(5,500)	—
Investments in unconsolidated affiliates	—	(7,503)
Dividend received from unconsolidated affiliate	—	2,284
Net cash flows from investing activities	(1,331,246)	991,369

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	—	(920,923)
Payment of finance lease obligations	(606)	(29,135)
Payment of in-orbit incentive obligations	(1,268)	(5,269)
Net proceeds from Class A common stock options exercised	983	64,143
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	8,066	7,724
Treasury share purchase	(5,893)	—
Contribution by non-controlling interest holder	14,268	—
Purchase of non-controlling interest	—	(7,313)
Other, net	998	758
Net cash flows from financing activities	16,548	(890,015)

Effect of exchange rates on cash and cash equivalents	(8,348)	(411)
Net increase (decrease) in cash and cash equivalents	(957,644)	634,003
Cash and cash equivalents, including restricted amounts, beginning of period	1,521,889	929,495
Cash and cash equivalents, including restricted amounts, end of period	$564,245	$1,563,498

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America; and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 14. Segment Reporting for further detail.
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

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
and, as such, excluded from continuing operations and segment results for the three and nine months ended September 30, 2019, as presented in these unaudited Condensed Consolidated Financial Statements and the accompanying notes (collectively, the “Condensed Consolidated Financial Statements”).

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

The application of ASC 326 requirements did not materially affect our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We have assessed the impact of adopting this new guidance and do not expect it to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. We expect to utilize the optional expedients provided by the guidance for contracts amended solely to use an alternative reference rate. We have evaluated the impact of adopting this new guidance and do not expect it to have a material impact on our consolidated financial statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	September 30, 2020	December 31, 2019
Trade accounts receivable and contract assets, net:
Sales and services	$162,390	$152,632
Leasing	4,065	4,016
Total trade accounts receivable	166,455	156,648
Contract assets	43,896	63,758
Allowance for doubtful accounts	(19,401)	(23,777)
Total trade accounts receivable and contract assets, net	$190,950	$196,629

Contract liabilities:
Current	$89,622	$101,060
Non-current	11,663	10,572
Total contract liabilities	$101,285	$111,632

The following table presents the revenue recognized in the Condensed Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue	$3,794	$19,490	$63,581	$67,263

The following table presents the activity in our allowance for doubtful accounts:

	For the nine months ended September 30,
	2020	2019
Balance at beginning of period	$23,777	$16,604
Credit losses (1)	12,253	22,031
Deductions	(15,367)	(13,979)
Foreign currency translation	(1,262)	596
Balance at end of period	$19,401	$25,252

(1) The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the nine months ended September 30,
	2020	2019
Balance at beginning of period	$113,592	$114,306
Additions	68,589	71,651
Amortization expense	(75,429)	(72,412)
Foreign currency translation	(2,984)	(1,012)
Balance at end of period	$103,768	$112,533

We recognized amortization expenses related to contract acquisition costs of $25.7 million and $24.7 million for the three months ended September 30, 2020 and 2019, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2020, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $677.9 million. We expect to recognize 38.9% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2020
North America	$392,950	$4,402	$2,298	$399,650
South and Central America	38,578	—	40	38,618
Other	35,234	—	—	35,234
Total revenue	$466,762	$4,402	$2,338	$473,502

For the three months ended September 30, 2019
North America	$389,264	$4,098	$4,323	$397,685
South and Central America	31,747	—	106	31,853
Other	42,724	—	—	42,724
Total revenue	$463,735	$4,098	$4,429	$472,262

For the nine months ended September 30, 2020
North America	$1,160,288	$13,233	$6,753	$1,180,274
South and Central America	106,495	—	232	106,727
Other	111,633	—	—	111,633
Total revenue	$1,378,416	$13,233	$6,985	$1,398,634

For the nine months ended September 30, 2019
North America	$1,129,491	$11,873	$13,934	$1,155,298
South and Central America	89,005	—	349	89,354
Other	142,423	—	—	142,423
Total revenue	$1,360,919	$11,873	$14,283	$1,387,075

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables presents our revenue disaggregated by the nature of products and services and by segment for the three and nine months ended September 30, 2020 and 2019:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2020
Services and other revenue:
Services	$409,119	$2,804	$1,037	$412,960
Lease revenue	10,673	1,598	1,301	13,572
Total services and other revenue	419,792	4,402	2,338	426,532
Equipment revenue:
Equipment	29,387	—	—	29,387
Design, development and construction services	16,375	—	—	16,375
Lease revenue	1,208	—	—	1,208
Total equipment revenue	46,970	—	—	46,970
Total revenue	$466,762	$4,402	$2,338	$473,502

For the three months ended September 30, 2019
Services and other revenue:
Services	$385,477	$2,736	$1,733	$389,946
Lease revenue	12,533	1,362	2,696	16,591
Total services and other revenue	398,010	4,098	4,429	406,537
Equipment revenue:
Equipment	21,106	—	—	21,106
Design, development and construction services	42,328	—	—	42,328
Lease revenue	2,291	—	—	2,291
Total equipment revenue	65,725	—	—	65,725
Total revenue	$463,735	$4,098	$4,429	$472,262

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2020
Services and other revenue:
Services	$1,198,816	$8,133	$3,318	$1,210,267
Lease revenue	32,898	5,100	3,667	41,665
Total services and other revenue	1,231,714	13,233	6,985	1,251,932
Equipment revenue:
Equipment	72,744	—	—	72,744
Design, development and construction services	70,600	—	—	70,600
Lease revenue	3,358	—	—	3,358
Total equipment revenue	146,702	—	—	146,702
Total revenue	$1,378,416	$13,233	$6,985	$1,398,634

For the nine months ended September 30, 2019
Services and other revenue:
Services	$1,147,868	$7,953	$5,185	$1,161,006
Lease revenue	37,967	3,920	9,098	50,985
Total services and other revenue	1,185,835	11,873	14,283	1,211,991
Equipment revenue:
Equipment	77,663	—	—	77,663
Design, development and construction services	93,254	—	—	93,254
Lease revenue	4,167	—	—	4,167
Total equipment revenue	175,084	—	—	175,084
Total revenue	$1,360,919	$11,873	$14,283	$1,387,075

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Sales-type lease revenue:
Revenue at lease commencement	$1,208	$2,291	$3,358	$4,167
Interest income	14	206	178	716
Total sales-type lease revenue	1,222	2,497	3,536	4,883
Operating lease revenue	13,558	16,385	41,487	50,269
Total lease revenue	$14,780	$18,882	$45,023	$55,152

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $10.6 million and $6.5 million as of September 30, 2020 and December 31, 2019, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents future operating lease payments to be received as of September 30, 2020:

Amounts
Year ending December 31,
2020 (remainder)	$11,977
2021	37,729
2022	34,207
2023	32,100
2024	29,771
2025 and beyond	127,485
Total lease payments	$273,269

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of
	September 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,537,274	$(1,198,056)	$339,218	$1,377,914	$(1,043,431)	$334,483
Satellites	104,620	(36,591)	68,029	104,620	(31,360)	73,260
Real estate	48,275	(16,855)	31,420	46,930	(16,048)	30,882
Total	$1,690,169	$(1,251,502)	$438,667	$1,529,464	$(1,090,839)	$438,625

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Customer premises equipment	$54,059	$45,546	$154,625	$138,197
Satellites	1,744	1,802	5,231	5,277
Real estate	245	232	710	697
Total	$56,048	$47,580	$160,566	$144,171

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 4.    DISCONTINUED OPERATIONS

BSS Business

The following table presents the financial results of our discontinued operations for the BSS Business:

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Revenue:
Services and other revenue - DISH Network	$54,297	$195,942
Services and other revenue - other	4,512	16,261
Total revenue	58,809	212,203
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	7,315	28,057
Selling, general and administrative expenses	5,369	8,810
Depreciation and amortization	27,048	97,435
Total costs and expenses	39,732	134,302
Operating income (loss)	19,077	77,901
Other income (expense):
Interest expense	(4,767)	(17,865)
Total other income (expense), net	(4,767)	(17,865)
Income (loss) from discontinued operations before income taxes	14,310	60,036
Income tax benefit (provision), net	(12,302)	(13,813)
Net income (loss) from discontinued operations	$2,008	$46,223

No assets or liabilities attributable to our discontinued operations of the BSS Business were held by us as of September 30, 2020 or December 31, 2019.

The following table presents the significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations of the BSS Business for the nine months ended September 30, 2019:

Amounts
Operating activities:
Net income (loss) from discontinued operations	$46,223
Depreciation and amortization	$97,435

Investing activities:
Expenditures for property and equipment	$510

Financing activities:
Payment of finance lease obligations	$27,203
Payment of in-orbit incentive obligations	$4,474

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

Real Estate Leases to DISH Network. We entered into lease agreements pursuant to which DISH Network leased certain real estate from us. The rent on a per square foot basis for each of the leases or subsequent amendments was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases or subsequent amendments and DISH Network was responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. These components of the BSS Transaction do not qualify for discontinued operations treatment, and therefore the revenue from these lease agreements has not been treated as discontinued operations. The terms of each of the leases are set forth below:

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

NOTE 5.    BUSINESS COMBINATIONS

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% equity ownership interest in that subsidiary (the “Yahsat Brazil JV Transaction”). The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite. The results of operations related to the business we acquired from Yahsat have been included in these Condensed Consolidated Financial Statements from the date of acquisition. Through September 30, 2020, we have incurred $1.6 million of costs associated with the closing of the Yahsat Brazil JV Transaction.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
All assets and liabilities acquired from Yahsat have been recorded at fair value. The following table presents our updated preliminary allocation of the purchase price:

Amounts
Assets:
Cash and cash equivalents	$8,110
Other current assets, net	7,106
Property and equipment	86,983
Regulatory authorization	4,498
Goodwill	6,076
Other non-current assets, net	1,502
Total assets	$114,275

Liabilities:
Trade accounts payable	$3,879
Accrued expenses and other current liabilities	4,796
Total liabilities	$8,675

Total purchase price (1)	$105,600
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the calculation of basic and diluted EPS:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to EchoStar Corporation common stock:
Net income (loss) from continuing operations	$25,440	$(20,317)	$(40,267)	$(56,022)
Net income (loss) from discontinued operations	—	2,008	—	46,223
Net income (loss) attributable to EchoStar Corporation common stock	$25,440	$(18,309)	$(40,267)	$(9,799)

Weighted-average common shares outstanding:
Class A and B common stock:
Basic and diluted	98,004	97,455	97,898	96,426

Earnings (losses) per share:
Class A and B common stock:
Basic and diluted:
Continuing operations	$0.26	$(0.21)	$(0.41)	$(0.58)
Discontinued operations	—	0.02	—	0.48
Total basic and diluted earnings (losses) per share	$0.26	$(0.19)	$(0.41)	$(0.10)

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our diluted weighted-average common shares outstanding:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Number of shares	4,263	3,266	4,827	3,203

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 7.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	September 30, 2020	December 31, 2019
Marketable investment securities:
Debt securities:
Available-for-sale:
Corporate bonds	$305,775	$568,442
Commercial paper	1,330,726	321,706
Other debt securities	270,444	13,874
Total available-for-sale debt securities	1,906,945	904,022
Fair value option - corporate bonds	26,355	9,128
Total debt securities	1,933,300	913,150
Equity securities	18,349	35,566
Total marketable investment securities, including restricted amounts	1,951,649	948,716
Less: Restricted marketable investment securities	(845)	(8,093)
Total marketable investment securities	$1,950,804	$940,623

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our commercial paper portfolio includes instruments issued by individual corporations, primarily in the industrial, financial services and utilities industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds and mutual funds. We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2020
Corporate bonds	$305,628	$152	$(5)	$305,775
Commercial paper	1,330,726	—	—	1,330,726
Other debt securities	270,433	11	—	270,444
Total available-for-sale debt securities	$1,906,787	$163	$(5)	$1,906,945

As of December 31, 2019
Corporate bonds	$567,926	$518	$(2)	$568,442
Commercial paper	321,705	1	—	321,706
Other debt securities	13,867	7	—	13,874
Total available-for-sale debt securities	$903,498	$526	$(2)	$904,022

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the activity on our available-for-sale debt securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$4,997	$—	$14,997	$435,978
Gains (losses) on sales, net	$1	$—	$1	$549

As of September 30, 2020, we have $1.9 billion of available-for-sale debt securities with contractual maturities of one year or less and $7.9 million with contractual maturities greater than one year.

Fair Value Option

The following table presents the activity on our fair value option corporate bonds:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$1,906	$—	$1,906	$46,717
Gains (losses) on investments, net	$15,882	$1,936	$11,377	$6,358

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$9,493	$22,847	$14,346	$102,775
Gains (losses) on investments, net	$68	$8,473	$(8,535)	$51,750

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of
	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (including restricted)	$49,755	$425,893	$475,648	$31,451	$1,408,043	$1,439,494
Debt securities:
Available-for-sale:
Corporate bonds	$—	$305,775	$305,775	$—	$568,442	$568,442
Commercial Paper	—	1,330,726	1,330,726	—	321,706	321,706
Other debt securities	268,915	1,529	270,444	8,093	5,781	13,874
Total available-for-sale debt securities	268,915	1,638,030	1,906,945	8,093	895,929	904,022
Fair value option - corporate bonds	—	26,355	26,355	—	9,128	9,128
Total debt securities	268,915	1,664,385	1,933,300	8,093	905,057	913,150
Equity securities	9,767	8,582	18,349	27,933	7,633	35,566
Total marketable investment securities, including restricted amounts	278,682	1,672,967	1,951,649	36,026	912,690	948,716
Less: Restricted marketable investment securities	(845)	—	(845)	(8,093)	—	(8,093)
Total marketable investment securities	$277,837	$1,672,967	$1,950,804	$27,933	$912,690	$940,623

As of September 30, 2020 and December 31, 2019, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 8.    PROPERTY AND EQUIPMENT

The following tables presents the components of Property and equipment, net:

	As of
	September 30, 2020	December 31, 2019
Property and equipment, net:
Satellites, net	$1,613,465	$1,749,576
Other property and equipment, net	759,129	779,162
Total property and equipment, net	$2,372,594	$2,528,738

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellites

As of September 30, 2020, our operating satellite fleet consisted of 10 satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our operating satellite fleet as of September 30, 2020 which consists of both owned and leased satellites:

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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		September 30, 2020	December 31, 2019
Satellites, net:
Satellites - owned	7 to 15	$1,800,735	$1,816,303
Satellites - acquired under finance leases	15	344,376	381,163
Construction in progress	—	391,288	365,133
Total satellites		2,536,399	2,562,599
Accumulated depreciation:
Satellites - owned		(856,787)	(756,635)
Satellites - acquired under finance leases		(66,147)	(56,388)
Total accumulated depreciation		(922,934)	(813,023)
Total satellites, net		$1,613,465	$1,749,576

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the depreciation expense and capitalized interest associated with our satellites, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Depreciation expense:
Satellites - owned	$32,073	$32,620	$96,220	$96,650
Satellites acquired under finance leases	7,203	6,377	20,421	19,269
Total depreciation expense	$39,276	$38,997	$116,641	$115,919

Capitalized interest	$7,261	$6,062	$20,839	$16,418

Construction in Progress

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. Space Systems/Loral, LLC, the manufacturer of our EchoStar XXIV satellite has notified us of a delay in completion of the satellite. The EchoStar XXIV satellite is expected to be launched no earlier than the first quarter of 2022. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

Satellite Commitments

As of September 30, 2020 and December 31, 2019, our satellite-related obligations were $391.0 million and $419.0 million, respectively. These primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and nine months ended September 30, 2020.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value of In-Orbit Incentives

As of September 30, 2020 and December 31, 2019, the fair values of our in-orbit incentive obligations from our continuing operations approximated their carrying amounts of $55.7 million and $57.0 million, respectively.

NOTE 9.    REGULATORY AUTHORIZATIONS

The following table presents the components of our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2018	$46,787	$(16,790)	$29,997	$400,042	$430,039
Disposals	—	—	—	(43)	(43)
Amortization expense	—	(2,635)	(2,635)	—	(2,635)
Foreign currency translation	(1,986)	814	(1,172)	—	(1,172)
Balance, September 30, 2019	$44,801	$(18,611)	$26,190	$399,999	$426,189

Balance, December 31, 2019	$58,451	$(20,144)	$38,307	$440,291	$478,598
Amortization expense	—	(3,181)	(3,181)	—	(3,181)
Foreign currency translation	607	(929)	(322)	729	407
Balance, September 30, 2020	$59,058	$(24,254)	$34,804	$441,020	$475,824

Weighted average useful life (in years)		13

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

NOTE 10.     OTHER INVESTMENTS

The following table presents the components of Other investments, net:

	As of
	September 30, 2020	December 31, 2019
Other investments, net:
Equity method investments	$151,899	$166,209
Other equity investments	34,104	66,627
Other debt investments, net	98,235	92,569
Total other investments, net	$284,238	$325,405

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Deluxe	$1,067	$878	$3,340	$2,632
BCS	$2,190	$1,690	$6,643	$6,236

The following table presents trade accounts receivable:

	As of
	September 30, 2020	December 31, 2019
Deluxe	$750	$631
BCS	$6,981	$5,171

Other Equity Investments

The following table presents reductions to the carrying amount of our investments based on circumstances that indicated the fair value of the investments was less than their carrying amount:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Loss (gain) on investments, net	$—	$—	$29,833	$28,653

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Debt Investments, Net

The following table presents our other debt investments, net:

	As of
	September 30, 2020	December 31, 2019
Other debt investments, net:
Cost basis	$110,893	$102,878
Discount	(10,243)	(10,309)
Allowance for credit losses	(2,415)	—
Total other debt investments, net	$98,235	$92,569

The following table presents the activity in our allowance for credit losses for these investments:

For the nine months ended September 30, 2020
Balance at beginning of period	$—
Credit losses(1)	2,415
Deductions	—
Balance at end of period	$2,415

(1) The impact of adopting ASC 326 on January 1, 2020 was a $2.1 million adjustment to Accumulated earnings (losses).

The following table presents the interest income, net related to our other debt investments, net:

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Interest income, net
Interest income	$3,764	$10,668
Credit losses	(93)	(269)
Total interest income, net	$3,671	$10,399

We did not recognize any interest income, net related to our other debt investments, net for the three and nine months ended September 30, 2019.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 11.    LONG-TERM DEBT

The following table presents the carrying amounts and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective interest rates	As of
		September 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$799,905	$750,000	$825,308
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	935,343	900,000	963,783
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	815,025	750,000	833,903
Less: Unamortized debt issuance costs		(7,619)	—	(10,832)	—
Total long-term debt		2,392,381	2,550,273	2,389,168	2,622,994
Less: Current portion, net		(897,303)	(935,343)	—	—
Long-term debt, net		$1,495,078	$1,614,930	$2,389,168	$2,622,994

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

Our income tax provision was $3.0 million and $5.0 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Our estimated effective income tax rate was 11.2% and (27.7)% for the three months ended September 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2020, were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences and the impact of state and local taxes, partially offset by research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses.

Our income tax provision was $6.3 million and $12.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Our estimated effective income tax rate was (14.7)% and (28.2)% for the nine months ended September 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature and research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. Additionally, during the nine months ended September 30, 2019, we recorded additional tax expense of $2.0 million on deemed mandatory repatriation of certain deferred foreign earnings as the result of new treasury regulations.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The CARES Act features significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, including a five-year carryback of net operating losses, relaxation of Section 163(j) interest deduction limitations, acceleration of Alternative Minimum Tax refunds, relief for payroll tax and tax credits for employers who retain employees. These provisions did not affect our income tax provision for the three and nine months ended September 30, 2020.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our officer, David J. Rayner; EchoStar Corporation; our subsidiary Hughes Satellite Systems Corporation (“HSSC”); our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar Corporation’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and HSSC’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. We intend to vigorously defend this case. We cannot predict its outcome with any degree of certainty.

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 1999, HCIPL’s license was amended pursuant to a new government policy that eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees, interest on such fees and penalties and interest on the penalties. HCIPL responded that the DOT had

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCPIL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCPIL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under the payment schedule, HCIPL is required to make a payment of 10% of the legally payable dues by March 31, 2021, and thereafter make payments in yearly installments through 2031. To date, HCIPL has paid the DOT $2.9 million with respect to this matter. As a result of the Supreme Court’s orders, HCIPL’s payments to date and the impact of foreign exchange rates, we have recorded an accrual of $81.6 million as of September 30, 2020, comprised of $3.9 million for additional license fees, $4.0 million for penalties and $73.8 million for interest and interest on penalties. We had recorded an accrual of $80.2 million as of December 31, 2019. Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrual and such differences could be significant.

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

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2020
External revenue	$466,762	$4,121	$2,619	$473,502
Intersegment revenue	—	281	(281)	—
Total revenue	$466,762	$4,402	$2,338	$473,502

EBITDA	$190,016	$2,274	$(3,475)	$188,815
Capital expenditures	$88,848	$41	$9,248	$98,137

For the three months ended September 30, 2019
External revenue	$463,735	$3,772	$4,755	$472,262
Intersegment revenue	—	326	(326)	—
Total revenue	$463,735	$4,098	$4,429	$472,262

EBITDA	$155,940	$1,791	$(17,968)	$139,763
Capital expenditures	$76,572	$—	$18,583	$95,155

For the nine months ended September 30, 2020
External revenue	$1,378,416	$12,274	$7,944	$1,398,634
Intersegment revenue	—	959	(959)	—
Total revenue	$1,378,416	$13,233	$6,985	$1,398,634

EBITDA	$531,276	$5,847	$(100,253)	$436,870
Capital expenditures	$263,844	$41	$31,156	$295,041

For the nine months ended September 30, 2019
External revenue	$1,360,919	$11,058	$15,098	$1,387,075
Intersegment revenue	—	815	(815)	—
Total revenue	$1,360,919	$11,873	$14,283	$1,387,075

EBITDA	$448,837	$5,006	$(43,643)	$410,200
Capital expenditures	$224,483	$—	$89,868	$314,351

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table reconciles Income (loss) from continuing operations before income taxes in the Condensed Consolidated Statements of Operations to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$26,223	$(18,098)	$(42,998)	$(44,774)
Interest income, net	(7,364)	(17,175)	(33,707)	(64,817)
Interest expense, net of amounts capitalized	37,967	49,865	112,458	156,813
Depreciation and amortization	129,822	122,374	392,077	361,619
Net loss (income) attributable to non-controlling interests	2,167	2,797	9,040	1,359
EBITDA	$188,815	$139,763	$436,870	$410,200

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue from DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Services and other revenue - DISH Network	$8,693	$13,232	$28,034	$42,532

The following table presents the related trade accounts receivable:

	As of
	September 30, 2020	December 31, 2019
Trade accounts receivable - DISH Network	$7,079	$10,683

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

Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our Gen 4 HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for our Gen 4 HughesNet service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of our Gen 4 HughesNet service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days’ before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Gen 4 HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating expenses - DISH Network	$1,433	$1,202	$4,369	$3,469

The following table presents the related trade accounts payable:

	As of
	September 30, 2020	December 31, 2019
Trade accounts payable - DISH Network	$1,038	$1,923

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provides us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provides us with renewal options for four consecutive years. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements to be effective May 2021. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provides us with certain additional collocation space in Cheyenne, Wyoming for the period ended September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $5.2 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively, and $14.2 million and $13.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	September 30, 2020	December 31, 2019
Other receivables - DISH Network	$94,116	$92,892

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

BSS Transaction Tax Matters Agreement. Effective September 2019, in connection with the BSS Transaction, we, BSS Corp. and DISH entered into a tax matters agreement. This agreement governs certain of our rights, responsibilities and obligations with respect to taxes of the BSS Business transferred pursuant to the BSS Transaction. Generally, we are responsible for all tax returns and tax liabilities for the BSS Business for periods prior to the BSS Transaction and DISH is responsible for all tax returns and tax liabilities for the BSS Business from and after the BSS Transaction. Both we and DISH made certain tax-related representations and are subject to various tax-related covenants after the consummation of the BSS Transaction. Both we and DISH Network have agreed to indemnify each other for certain losses if there is a breach of any of the tax representations or violation of any of the tax covenants in the tax matters agreement and that breach or violation results in the failure of the BSS Transaction being treated as a transaction that is tax-free for EchoStar or its stockholders for U.S. federal income tax purposes. In addition, DISH Network has agreed to indemnify us if the BSS Business is acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons, where either it took an action, or knowingly facilitated, consented to or assisted with an action by its stockholders, that resulted in the failure of the BSS Transaction being treated as a transaction that is tax-free for EchoStar and its stockholders for U.S. federal income tax purposes. This tax matters agreement supplements the Tax Sharing Agreement outlined above and the Share Exchange Tax Matters Agreement outlined below, both of which continue in full force and effect.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 16.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2020. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Condensed Consolidated Financial Statements.

TerreStar Solutions, Inc.

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.7 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively, and $3.8 million and $10.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, we had trade accounts receivable from TSI of $0.00 million and $2.7 million, respectively.

Global-IP Cayman

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, served as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP from September 2017 until April 2019 and from September 2017 until December 2019, respectively. In August 2018, we and Global IP amended the agreement to: (i) change certain of the equipment and services to be provided to Global IP, (ii) modify certain payment terms, (iii) provide Global IP an option to use one of our test lab facilities and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated this agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of this agreement. We have reserved our rights and remedies against Global IP under this agreement. We have not recognized any revenue since the termination of this agreement. As of September 30, 2020, we were owed $7.5 million from Global IP.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined our board of directors in March 2019, served as a consultant and advisor to Maxar Technologies Inc. and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture and certain other services of the EchoStar IX satellite, the EchoStar XVII satellite, the EchoStar XIX satellite, the EchoStar XXI satellite and the EchoStar XXIV satellite and our former EchoStar XI satellite, EchoStar XIV satellite, EchoStar XVI satellite and EchoStar XXIII satellite. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $1.0 million and $12.1 million for the three months ended September 30, 2020 and 2019, respectively, and $9.7 million and $78.9 million for the nine months ended September 30, 2020 and 2019, respectively. At both September 30, 2020 and December 31, 2019, we had no trade accounts payable to Maxar Tech.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 17.    SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Cost of sales - equipment (exclusive of depreciation and amortization)	$4,158	$6,564	$14,762	$18,275
Research and development expenses	$7,676	$6,136	$21,378	$19,411

Cash and Cash Equivalents and Restricted Cash

The following table reconciles Cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Balance Sheets, to the total of the same as presented in the Condensed Consolidated Statements of Cash Flows:

	For the nine months ended September 30,
	2020	2019
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$1,519,431	$928,306
Restricted cash	2,458	1,189
Total cash and cash equivalents, included restricted amounts, beginning of period	$1,521,889	$929,495

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$555,550	$1,547,162
Restricted cash	8,695	16,336
Total cash and cash equivalents, included restricted amounts, end of period	$564,245	$1,563,498

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Current Assets, Net and Other Non-Current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	September 30, 2020	December 31, 2019
Other current assets, net:
Trade accounts receivable - DISH Network	$7,079	$10,683
Inventory	93,751	79,621
Prepaids and deposits	51,945	50,145
Contract acquisition costs, net	12,578	16,869
Other, net	27,371	22,213
Total other current assets, net	$192,724	$179,531

Other non-current assets, net:
Other receivables - DISH Network	$94,116	$92,892
Restricted marketable investment securities	845	8,093
Restricted cash	8,695	2,458
Deferred tax assets, net	9,404	7,251
Capitalized software, net	111,911	101,786
Contract acquisition costs, net	91,190	96,723
Contract fulfillment costs, net	2,625	3,010
Other, net	25,783	22,628
Total other non-current assets, net	$344,569	$334,841

The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the nine months ended September 30, 2020
	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$—	$—
Credit losses (1)	1,595	13,378
Foreign currency translation	152	(606)
Balance at end of period	$1,747	$12,772

(1)    The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Accrued Expenses and Other Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities:

	As of
	September 30, 2020	December 31, 2019
Accrued expenses and other current liabilities:
Trade accounts payable - DISH Network	$1,038	$1,923
Accrued interest	36,979	42,622
Accrued compensation	56,637	50,787
Accrued taxes	20,994	18,525
Operating lease obligation	14,509	14,651
Other	146,546	142,371
Total accrued expenses and other current liabilities	$276,703	$270,879

Inventory

The following table presents the components of inventory:

	As of
	September 30, 2020	December 31, 2019
Raw materials	$6,357	$4,240
Work-in-process	9,197	6,979
Finished goods	78,197	68,402
Total inventory	$93,751	$79,621

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the nine months ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$110,869	$161,766
Cash paid for income taxes	$4,503	$2,119

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$6,920	$6,654
Increase (decrease) in capital expenditures included in accounts payable, net	$(2,304)	$(15,083)
Non-cash net assets exchanged for BSS Transaction	$—	$535,211
Non-cash net assets received in exchange for a 20% ownership interest in our existing Brazilian subsidiary	$2,824	$—

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

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the three and nine months ended September 30, 2019 in our Accompanying Condensed Consolidated Financial Statements. Refer to Note 4. Discontinued Operations in our Accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

We currently operate in two business segments: Hughes and ESS. These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other.

All amounts presented in this Management’s Discussion and Analysis reference results from continuing operations unless otherwise noted and are expressed in thousands of United States (“U.S.”) dollars, except share and per share amounts and unless otherwise noted.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended September 30, 2020:

•Revenue of $473.5 million
•Operating income (loss) of $37.0 million
•Net income (loss) from continuing operations of $23.3 million
•Net income (loss) attributable to EchoStar common stock of $25.4 million and basic earnings (loss) per share of common stock of $0.26
•Earnings before interest, taxes, depreciation and amortization, net income (loss) from discontinued operations and net income (loss) attributable to non-controlling interests (“EBITDA”) of $188.8 million (refer to the reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of September 30, 2020:

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers in our domestic and international markets across wholesale and retail channels. Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. As a result of the COVID-19 pandemic, in accordance with instructions received from some of our enterprise customers, we have deferred or canceled the delivery of some products or services. In the third quarter of 2020, we have recognized revenue for services that have been provided and are no longer deferred. In addition, we have seen a limited number of our enterprise customers file for bankruptcy protection. We have

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

reserved an amount related to pre-petition receivables and are working closely with these customers on providing post-petition services and products.

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite), our Al Yah 3 Brazilian payload and additional satellite capacity acquired from third-party providers to provide services to our customers. Growth of our consumer subscriber base in certain areas in the U.S. continues to be constrained where we are nearing or have reached maximum capacity.  While these constraints are not expected to be resolved until we launch new satellites, we continue to focus on revenue growth in all areas and consumer subscriber growth in the areas where we have available capacity.

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

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. Space Systems/Loral, LLC (“SS/L”), the manufacturer of our EchoStar XXIV satellite has notified us of a delay in completion of the satellite. The EchoStar XXIV satellite is expected to be launched no earlier than the first quarter of 2022. This or other delays or impediments to SS/L’s meeting its obligations could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

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

Our broadband subscribers include customers that subscribe to our HughesNet service in North and Latin America through retail, wholesale and small/medium enterprise service channels. In connection with the COVID-19 pandemic, we voluntarily signed on to the Federal Communications Commissions’ (“FCC”) Keep Americans Connected Pledge (the “Pledge”), promising not to terminate residential or small business customers because of their inability to pay their bills due to the disruptions caused by the COVID-19 pandemic. As a result, we have provided HughesNet service to consumers who may not have the ability to pay for such services, but have excluded any subscribers whose HughesNet service would have ordinarily been terminated in the absence of the Pledge from our subscriber numbers as of June 30, 2020.

The following table presents our approximate subscribers:

	As of
	September 30, 2020	June 30, 2020
Broadband subscribers in the United States	1,216,000	1,221,000
Broadband subscribers in Latin America	364,000	321,000
Total broadband subscribers	1,580,000	1,542,000

During the third quarter of 2020, our gross subscriber additions increased by approximately 9,000 as compared to the second quarter of 2020. Our net subscriber additions for the third quarter increased by approximately 12,000 as compared to the second quarter of 2020, reflecting lower churn in the third quarter as compared to the second quarter of 2020, driven primarily by the retention of HughesNet subscribers previously reported as having churned under the Pledge.

As of September 30, 2020 and December 31, 2019, our Hughes segment had $1.1 billion and $1.4 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue. Our contracted revenue backlog as of September 30, 2020 decreased primarily due to the bankruptcy of a certain customer and the effects of the COVID-19 pandemic, including lengthened or delayed sales cycles with some of our enterprise customers.

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

As of September 30, 2020 and December 31, 2019, our ESS segment had contracted revenue backlog of $7.8 million and $11.4 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

S-Band Strategy

We continue to explore the development and deployment of S-band technologies and believe that our products and services will be integrated into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. The current COVID-19 pandemic has made even more evident the worldwide need and demand for such networks. In December 2013, we acquired EchoStar Mobile Limited (“EML”), an entity based in Dublin, Ireland, which is licensed to provide mobile satellite service (“MSS”) and complementary ground component (“CGC”) services covering the European Union and its member states (“EU”) using the S-band spectrum. EML’s services in the EU are supported by the EchoStar XXI satellite and the EUTELSAT 10A payload. In October 2019, we acquired Sirion Global Pty Ltd., which we have renamed EchoStar Global Australia Pty Ltd. (“EchoStar Global”), which holds global S-band non-geostationary satellite spectrum rights for MSS. Additionally, we have entered into a contract with Tyvak Nano-Satellite Systems, Inc. for the design and construction of S-band nano-satellites. We launched two nano-satellites in the third quarter of 2020. We expect to launch our third nano-satellite in 2021.  Our nano-satellites will facilitate our continued growth in the global S-band market and enable us to leverage our acquisition of EchoStar Global. In addition, in November 2019, we were granted an S-band spectrum license for terrestrial rights in Mexico. As of September 30, 2020, we have no material future commitments in connection with these acquisitions or satellites.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Due to the COVID-19 pandemic, a large portion of our workforce has been working remotely and we expect certain portions of our workforce to continue to do so from time to time.  While we have cybersecurity risk management tools to help protect our technology, information and networks that our employees access remotely, we cannot guarantee the security of the network that they will be using, the security status of the other non-company managed devices that might be on the network to which they are connected or the devices or networks used by third parties with whom our employees conduct business, such as customers, suppliers, vendors and other persons.  Additionally, there continues to be a significant amount of COVID-19 related cyber-fraud and phishing attacks that continue to target our employees, vendors, suppliers, customers and others. Accordingly, we increased our cybersecurity efforts and resources as a result of the COVID-19 pandemic.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and nine months ended September 30, 2020 and through November 5, 2020. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table presents our consolidated results of operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019:

	For the three months ended September 30,		Variance
Statements of Operations Data	2020	2019	Amounts	%
Revenue:
Services and other revenue	$426,532	$406,537	$19,995	4.9
Equipment revenue	46,970	65,725	(18,755)	(28.5)
Total revenue	473,502	472,262	1,240	0.3
Costs and expenses:
Cost of sales - services and other	146,577	143,842	2,735	1.9
% of total services and other revenue	34.4%	35.4%
Cost of sales - equipment	37,079	51,188	(14,109)	(27.6)
% of total equipment revenue	78.9%	77.9%
Selling, general and administrative expenses	115,358	122,629	(7,271)	(5.9)
% of total revenue	24.4%	26.0%
Research and development expenses	7,676	6,136	1,540	25.1
% of total revenue	1.6%	1.3%
Depreciation and amortization	129,822	122,374	7,448	6.1
Total costs and expenses	436,512	446,169	(9,657)	(2.2)
Operating income (loss)	36,990	26,093	10,897	41.8
Other income (expense):
Interest income, net	7,364	17,175	(9,811)	(57.1)
Interest expense, net of amounts capitalized	(37,967)	(49,865)	11,898	(23.9)
Gains (losses) on investments, net	14,998	8,295	6,703	80.8
Equity in earnings (losses) of unconsolidated affiliates, net	(2,134)	(3,209)	1,075	(33.5)
Foreign currency transaction gains (losses), net	6,681	(15,094)	21,775	*
Other, net	291	(1,493)	1,784	*
Total other income (expense), net	(10,767)	(44,191)	33,424	(75.6)
Income (loss) from continuing operations before income taxes	26,223	(18,098)	44,321	*
Income tax benefit (provision), net	(2,950)	(5,016)	2,066	(41.2)
Net income (loss) from continuing operations	23,273	(23,114)	46,387	*
Net income (loss) from discontinued operations	—	2,008	(2,008)	(100.0)
Net income (loss)	23,273	(21,106)	44,379	*
Less: Net loss (income) attributable to non-controlling interests	2,167	2,797	(630)	(22.5)
Net income (loss) attributable to EchoStar Corporation common stock	$25,440	$(18,309)	$43,749	*

Other data:
EBITDA (1)	$188,815	$139,763	$49,052	35.1
Subscribers, end of period	1,580,000	1,437,000	143,000	10.0
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our continuing operations for the three months ended September 30, 2020 and 2019 unless otherwise stated.

Services and other revenue.  Services and other revenue totaled $426.5 million for the three months ended September 30, 2020, an increase of $20.0 million, or 4.9%, as compared to 2019, primarily attributable to:

•Services and other revenue from our Hughes segment for the three months ended September 30, 2020 increased by $21.8 million, or 5.5%, to $419.8 million, as compared to 2019.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $30.4 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $6.5 million. Both of these variances reflect the negative impact of exchange rate fluctuations.

•Services and other revenue from Corporate and Other for the three months ended September 30, 2020 decreased by $2.1 million, or 47.2%, to $2.3 million, as compared to 2019, which was primarily attributable to a decrease in revenue from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Equipment revenue.  Equipment revenue totaled $47.0 million for the three months ended September 30, 2020, a decrease of $18.8 million, or 28.5%, as compared to 2019.  The decrease was primarily attributable to the bankruptcy of a certain customer.

Cost of sales - services and other.  Cost of sales - services and other totaled $146.6 million for the three months ended September 30, 2020, an increase of $2.7 million, or 1.9%, as compared to 2019. The increase was primarily attributable to our Hughes segment due to the increase in sales of broadband services.

Cost of sales - equipment.  Cost of sales - equipment totaled $37.1 million for the three months ended September 30, 2020, a decrease of $14.1 million, or 27.6%, as compared to 2019. The decrease was primarily attributable to the corresponding reduction in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $115.4 million for the three months ended September 30, 2020, a decrease of $7.3 million, or 5.9%, as compared to 2019. The decrease was primarily attributable to expenses related to the license fee dispute in India of $7.2 million in 2019 and decreased sales and marketing expenses of $1.2 million, partially offset by increases in bad debt expense of $3.6 million in 2020.

Depreciation and amortization.  Depreciation and amortization expenses totaled $129.8 million for the three months ended September 30, 2020, an increase of $7.4 million, or 6.1%, as compared to 2019.  The increase was primarily due to increases in depreciation expense related to our customer premises equipment.

Interest income, net.  Interest income, net totaled $7.4 million for the three months ended September 30, 2020, a decrease of $9.8 million, or 57.1%, as compared to 2019, which was primarily attributable to decreases in the yield of our marketable investment securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $38.0 million for the three months ended September 30, 2020, a decrease of $11.9 million, or 23.9%, as compared to 2019.  The decrease was primarily due to a decrease in interest expense related to the license fee dispute in India of $10.5 million in 2019 and an increase of $1.2 million in capitalized interest in 2020 related to the EchoStar XXIV satellite and its related infrastructure.

Gains (losses) on investments, net.  Gains (losses) on investments, net were $15.0 million for the three months ended September 30, 2020, an increase of $6.7 million of net gains. The change was primarily attributable to $6.0 million of net positive variances on marketable investment securities as compared to 2019.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $2.1 million in losses for the three months ended September 30, 2020, a decrease in losses of

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

$1.1 million, or 33.5%, as compared to 2019. The decrease in losses was related to decreased losses from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $6.7 million in gains for the three months ended September 30, 2020, as compared to $15.1 million in losses for the three months ended September 30, 2019. The change was due to the net weakening of the U.S. dollar against certain foreign currencies in 2020 compared to 2019.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(3.0) million for the three months ended September 30, 2020 compared to $(5.0) million for the three months ended September 30, 2019. Our effective income tax rate was 11.2% and (27.7)% for the three months ended September 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences and the impact of state and local taxes, partially offset by research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses.

Net income (loss) attributable to EchoStar Corporation common stock.  Net income attributable to EchoStar Corporation common stock totaled $25.4 million for the three months ended September 30, 2020, as compared to net loss attributable to EchoStar Corporation common stock of $18.3 million for the three months ended September 30, 2019, an increase in income of $43.7 million as set forth in the following table:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended September 30, 2019	$(18,309)
Increase (decrease) in foreign currency transaction gains, net	21,775
Decrease (increase) in interest expense, net of amounts capitalized	11,898
Increase (decrease) in operating income, including depreciation and amortization	10,897
Increase (decrease) in gains on investments, net	6,703
Decrease (increase) in income tax provision, net	2,066
Increase (decrease) in other, net	1,784
Decrease (increase) in equity in losses of unconsolidated affiliates, net	1,075
Decrease (increase) in net income attributable to non-controlling interests	(630)
Increase (decrease) in net income from discontinued operations	(2,008)
Increase (decrease) in interest income, net	(9,811)
Net income (loss) attributable to EchoStar Corporation for the three months ended September 30, 2020	$25,440

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Condensed Consolidated Financial Statements, to EBITDA:

	For the three months ended September 30,		Variance
	2020	2019	Amounts	%
Net income (loss)	$23,273	$(21,106)	$44,379	*
Interest income, net	(7,364)	(17,175)	9,811	(57.1)
Interest expense, net of amounts capitalized	37,967	49,865	(11,898)	(23.9)
Income tax provision (benefit), net	2,950	5,016	(2,066)	(41.2)
Depreciation and amortization	129,822	122,374	7,448	6.1
Net loss (income) from discontinued operations	—	(2,008)	2,008	(100.0)
Net loss (income) attributable to non-controlling interests	2,167	2,797	(630)	(22.5)
EBITDA	$188,815	$139,763	$49,052	35.1
*     Percentage is not meaningful.

EBITDA was $188.8 million for the three months ended September 30, 2020, an increase of $49.1 million, or 35.1%, as compared to 2019, as set forth in the following table:

Amounts
EBITDA for the three months ended September 30, 2019	$139,763
Increase (decrease) in foreign currency transaction gains, net	21,775
Increase (decrease) in operating income, excluding depreciation and amortization	18,345
Increase (decrease) in gains on investments, net	6,703
Increase (decrease) in other, net	1,784
Decrease (increase) in equity in losses of unconsolidated affiliates, net	1,075
Decrease (increase) in net income attributable to non-controlling interests	(630)
EBITDA for the three months ended September 30, 2020	$188,815

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Capital expenditures in the table below are net of refunds and other receipts related to our property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2020
Total revenue	$466,762	$4,402	$2,338	$473,502
Capital expenditures	88,848	41	9,248	98,137
EBITDA	190,016	2,274	(3,475)	188,815

For the three months ended September 30, 2019
Total revenue	$463,735	$4,098	$4,429	$472,262
Capital expenditures	76,572	—	18,583	95,155
EBITDA	155,940	1,791	(17,968)	139,763

Hughes Segment

	For the three months ended September 30,		Variance
	2020	2019	Amounts	%
Total revenue	$466,762	$463,735	$3,027	0.7
Capital expenditures	88,848	76,572	12,276	16.0
EBITDA	190,016	155,940	34,076	21.9

Total revenue was $466.8 million for the three months ended September 30, 2020, an increase of $3.0 million, or 0.7%, as compared to 2019.  The increase was primarily due to increases of $30.4 million in sales of broadband services to our consumer customers, partially offset by decreased hardware sales of $18.8 million and decreased sales of broadband services to our enterprise customers of $6.5 million. These variances reflect the negative impact of exchange rate fluctuations.

Capital expenditures were $88.8 million for the three months ended September 30, 2020, an increase of $12.3 million, or 16.0%, as compared to 2019, primarily due to increases in expenditures associated with our consumer business.

EBITDA was $190.0 million for the three months ended September 30, 2020, an increase of $34.1 million, or 21.9%, as compared to 2019 as set forth in the following table:

Amounts
EBITDA for the three months ended September 30, 2019	$155,940
Increase (decrease) in operating income, excluding depreciation and amortization	18,483
Increase (decrease) in foreign currency transaction gains, net	14,706
Increase (decrease) in other, net	1,755
Increase (decrease) in gains on investments, net	(34)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(204)
Decrease (increase) in net income attributable to non-controlling interests	(630)
EBITDA for the three months ended September 30, 2020	$190,016

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

ESS Segment

	For the three months ended September 30,		Variance
	2020	2019	Amounts	%
Total revenue	$4,402	$4,098	$304	7.4
EBITDA	2,274	1,791	483	27.0

Total revenue was $4.4 million for the three months ended September 30, 2020, an increase of $0.3 million, or 7.4%, as compared to 2019, primarily due to an increase in transponder services provided to third parties.

EBITDA was $2.3 million for the three months ended September 30, 2020, an increase of $0.5 million, or 27.0%, as compared to 2019, primarily due to the increase in revenue.

Corporate and Other

	For the three months ended September 30,		Variance
	2020	2019	Amounts	%
Total revenue	$2,338	$4,429	$(2,091)	(47.2)
Capital expenditures	9,248	18,583	(9,335)	(50.2)
EBITDA	(3,475)	(17,968)	14,493	(80.7)

Total revenue was $2.3 million for the three months ended September 30, 2020, a decrease of $2.1 million, or 47.2%, as compared to 2019, which was primarily attributable to a decrease in revenue from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Capital expenditures were $9.2 million for the three months ended September 30, 2020, a decrease of $9.3 million, or 50.2%, as compared to 2019, primarily due to a decrease in expenditures on the EchoStar XXIV satellite.

EBITDA was a loss of $3.5 million for the three months ended September 30, 2020, an increase in loss of $14.5 million, as compared to 2019, as set forth in the following table:

Amounts
EBITDA for the three months ended September 30, 2019	$(17,968)
Increase (decrease) in foreign currency transaction gains, net	7,068
Increase (decrease) in gains on investments, net	6,737
Decrease (increase) in equity in losses of unconsolidated affiliates, net	1,278
Increase (decrease) in other, net	33
Increase (decrease) in operating income, excluding depreciation and amortization	(623)
EBITDA for the three months ended September 30, 2020	$(3,475)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table presents our consolidated results of operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	For the nine months ended September 30,		Variance
Statements of Operations Data	2020	2019	Amounts	%
Revenue:
Services and other revenue	$1,251,932	$1,211,991	$39,941	3.3
Equipment revenue	146,702	175,084	(28,382)	(16.2)
Total revenue	1,398,634	1,387,075	11,559	0.8
Costs and expenses:
Cost of sales - services and other	432,848	429,869	2,979	0.7
% of total services and other revenue	34.6%	35.5%
Cost of sales - equipment	115,529	142,744	(27,215)	(19.1)
% of total equipment revenue	78.8%	81.5%
Selling, general and administrative expenses	354,437	383,952	(29,515)	(7.7)
% of total revenue	25.3%	27.7%
Research and development expenses	21,378	19,411	1,967	10.1
% of total revenue	1.5%	1.4%
Depreciation and amortization	392,077	361,619	30,458	8.4
Total costs and expenses	1,316,269	1,337,595	(21,326)	(1.6)
Operating income (loss)	82,365	49,480	32,885	66.5
Other income (expense):
Interest income, net	33,707	64,817	(31,110)	(48.0)
Interest expense, net of amounts capitalized	(112,458)	(156,813)	44,355	(28.3)
Gains (losses) on investments, net	(37,764)	28,087	(65,851)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(5,866)	(14,317)	8,451	(59.0)
Foreign currency transaction gains (losses), net	(2,603)	(14,501)	11,898	(82.0)
Other, net	(379)	(1,527)	1,148	(75.2)
Total other income (expense), net	(125,363)	(94,254)	(31,109)	33.0
Income (loss) from continuing operations before income taxes	(42,998)	(44,774)	1,776	(4.0)
Income tax benefit (provision), net	(6,309)	(12,607)	6,298	(50.0)
Net income (loss) from continuing operations	(49,307)	(57,381)	8,074	(14.1)
Net income (loss) from discontinued operations	—	46,223	(46,223)	(100.0)
Net income (loss)	(49,307)	(11,158)	(38,149)	*
Less: Net loss (income) attributable to non-controlling interests	9,040	1,359	7,681	*
Net income (loss) attributable to EchoStar Corporation common stock	$(40,267)	$(9,799)	$(30,468)	*

Other data:
EBITDA (1)	$436,870	$410,200	$26,670	6.5
Subscribers, end of period	1,580,000	1,437,000	143,000	10.0
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our continuing operations for the nine months ended September 30, 2020 and 2019 unless otherwise stated.

Services and other revenue.  Services and other revenue totaled $1.3 billion for the nine months ended September 30, 2020, an increase of $39.9 million, or 3.3%, as compared to 2019.

•Services and other revenue from our Hughes segment for the nine months ended September 30, 2020 increased by $45.9 million, or 3.9%, to $1.2 billion compared to 2019.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $77.0 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $28.6 million. Both of these variances reflect the negative impact of exchange rate fluctuations.

•Services and other revenue from Corporate and Other for the nine months ended September 30, 2020 decreased by $7.3 million, or 51.1%, to $7.0 million compared to 2019, which was primarily attributable to a decrease in revenue from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Equipment revenue.  Equipment revenue totaled $146.7 million for the nine months ended September 30, 2020, a decrease of $28.4 million, or 16.2%, as compared to 2019.  The decrease was primarily attributable to: (i) $17.4 million related to the bankruptcy of a certain customer and (ii) $9.3 million decreased sales to our enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $432.8 million for the nine months ended September 30, 2020, an increase of $3.0 million, or 0.7%, as compared to 2019. The increase was primarily attributable to our Hughes segment due to an increase in sales of broadband services to our consumer customers, partially offset by a decrease in sales of broadband services to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $115.5 million for the nine months ended September 30, 2020, a decrease of $27.2 million, or 19.1%, as compared to 2019. The decrease was primarily attributable to the corresponding reduction in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $354.4 million for the nine months ended September 30, 2020, a decrease of $29.5 million, or 7.7%, as compared to 2019. The decrease was primarily attributable to expenses related to the license fee dispute in India of $7.2 million in 2019 and a certain legal proceeding of $26.3 million in 2019, partially offset by increased general and administrative expenses of $1.3 million attributable to the Yahsat Brazil JV.

Depreciation and amortization.  Depreciation and amortization expenses totaled $392.1 million for the nine months ended September 30, 2020, an increase of $30.5 million, or 8.4%, as compared to 2019.  The increase was primarily due to increases in depreciation expense of $16.4 million relating to our customer premises equipment and $14.4 million relating to the depreciation of assets acquired in the Yahsat Brazil JV Transaction.

Interest income, net.  Interest income, net totaled $33.7 million for the nine months ended September 30, 2020, a decrease of $31.1 million, or 48.0%, as compared to 2019, primarily attributable to decreases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $112.5 million for the nine months ended September 30, 2020, a decrease of $44.4 million, or 28.3%, as compared to 2019.  The decrease was primarily due to a decrease of $29.0 million in interest expense and in amortization of deferred financing cost as a result of the repurchase and maturity in June 2019 of our 6 1/2% Senior Secured Notes due 2019, a decrease of $6.9 million of interest expense related to the license fee dispute in India, a decrease of $4.2 million related to a certain legal proceeding in 2019 and an increase of $4.4 million in capitalized interest in 2020 relating to the construction of the EchoStar XXIV satellite and its related infrastructure.

Gains (losses) on investments, net.  Gains (losses) on investments, net were $(37.8) million for the nine months ended September 30, 2020, as compared to $28.1 million for the nine months ended September 30, 2019, a

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

decrease in gains of $65.9 million. The change was primarily attributable to $63.9 million of net negative variances on marketable investment securities compared to 2019.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $5.9 million in loss for the nine months ended September 30, 2020, a decrease in losses of $8.5 million, or 59.0%, as compared to 2019. The decrease in losses was related to decreased losses from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $2.6 million in losses for the nine months ended September 30, 2020, a decrease in losses of $11.9 million as compared to 2019. The change was due to the net weakening of the U.S. dollar against certain foreign currencies in 2020 compared to 2019.

Income tax benefit (provision), net.  Income tax benefit (provision) was $(6.3) million for the nine months ended September 30, 2020 compared to $(12.6) million for the nine months ended September 30, 2019. Our effective income tax rate was (14.7)% and (28.2)% for the nine months ended September 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature and research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. Additionally, during the nine months ended September 30, 2019, we recorded additional tax expense of $2.0 million on deemed mandatory repatriation of certain deferred foreign earnings as the result of new treasury regulations.

Net income (loss) attributable to EchoStar Corporation common stock.  Net loss attributable to EchoStar Corporation common stock totaled $40.3 million for the nine months ended September 30, 2020, as compared to net loss attributable to EchoStar Corporation common stock of $9.8 million for the nine months ended September 30, 2019, a change of $30.5 million as set forth in the following table:

Amounts
Net income (loss) attributable to EchoStar Corporation for the nine months ended September 30, 2019	$(9,799)
Decrease (increase) in interest expense, net of amounts capitalized	44,355
Increase (decrease) in operating income, including depreciation and amortization	32,885
Increase (decrease) in foreign currency transaction gains, net	11,898
Decrease (increase) in equity in losses of unconsolidated affiliates, net	8,451
Decrease (increase) in net income attributable to non-controlling interests	7,681
Decrease (increase) in income tax provision, net	6,298
Increase (decrease) in other, net	1,148
Increase (decrease) in interest income, net	(31,110)
Increase (decrease) in net income from discontinued operations	(46,223)
Increase (decrease) in gains on investments, net	(65,851)
Net income (loss) attributable to EchoStar Corporation for the nine months ended September 30, 2020	$(40,267)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Condensed Consolidated Financial Statements, to EBITDA:

	For the nine months ended September 30,		Variance
	2020	2019	Amounts	%
Net income (loss)	$(49,307)	$(11,158)	$(38,149)	*
Interest income, net	(33,707)	(64,817)	31,110	(48.0)
Interest expense, net of amounts capitalized	112,458	156,813	(44,355)	(28.3)
Income tax provision (benefit), net	6,309	12,607	(6,298)	(50.0)
Depreciation and amortization	392,077	361,619	30,458	8.4
Net loss (income) from discontinued operations	—	(46,223)	46,223	(100.0)
Net loss (income) attributable to non-controlling interests	9,040	1,359	7,681	*
EBITDA	$436,870	$410,200	$26,670	6.5
* Percentage is not meaningful

EBITDA was $436.9 million for the nine months ended September 30, 2020, an increase of of $26.7 million, or 6.5%, as compared to 2019 as set forth in the following table:

Amounts
EBITDA for the nine months ended September 30, 2019	$410,200
Increase (decrease) in operating income, excluding depreciation and amortization	63,343
Increase (decrease) in foreign currency transaction gains, net	11,898
Decrease (increase) in equity in losses of unconsolidated affiliates, net	8,451
Decrease (increase) in net income attributable to non-controlling interests	7,681
Increase (decrease) in other, net	1,148
Increase (decrease) in gains on investments, net	(65,851)
EBITDA for the nine months ended September 30, 2020	$436,870

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Capital expenditures in the table below are net of refunds and other receipts related to our property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2020
Total revenue	$1,378,416	$13,233	$6,985	$1,398,634
Capital expenditures	263,844	41	31,156	295,041
EBITDA	531,276	5,847	(100,253)	436,870

For the nine months ended September 30, 2019
Total revenue	$1,360,919	$11,873	$14,283	$1,387,075
Capital expenditures	224,483	—	89,868	314,351
EBITDA	448,837	5,006	(43,643)	410,200

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Hughes Segment

	For the nine months ended September 30,		Variance
	2020	2019	Amounts	%
Total revenue	$1,378,416	$1,360,919	$17,497	1.3
Capital expenditures	263,844	224,483	39,361	17.5
EBITDA	531,276	448,837	82,439	18.4

Total revenue was $1.4 billion for the nine months ended September 30, 2020 an increase of $17.5 million, or 1.3%, as compared to 2019.  The increase was primarily due to increases of $77.0 million in sales of broadband services to our consumer customers, partially offset by decreased hardware sales of $28.4 million and decreased sales of broadband services to our enterprise customers of $28.6 million. These variances reflect the negative impact of exchange rate fluctuations.

Capital expenditures were $263.8 million for the nine months ended September 30, 2020, an increase of $39.4 million, or 17.5%, as compared to 2019, primarily due to net increases in expenditures associated with our consumer business.

EBITDA was $531.3 million for the nine months ended September 30, 2020, an increase of $82.4 million, or 18.4%, as compared to 2019 as set forth in the following table:

Amounts
EBITDA for the nine months ended September 30, 2019	$448,837
Increase (decrease) in operating income, excluding depreciation and amortization	67,620
Decrease (increase) in net income attributable to non-controlling interests	7,681
Increase (decrease) in foreign currency transaction gains, net	5,748
Increase (decrease) in other, net	1,210
Increase (decrease) in gains on investments, net	578
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(398)
EBITDA for the nine months ended September 30, 2020	$531,276

ESS Segment

	For the nine months ended September 30,		Variance
	2020	2019	Amounts	%
Total revenue	$13,233	$11,873	$1,360	11.5
EBITDA	5,847	5,006	841	16.8

Total revenue was $13.2 million for the nine months ended September 30, 2020, an increase of $1.4 million, or 11.5%, as compared to 2019, primarily due to an increase in transponder services provided to third parties.

EBITDA was $5.8 million for the nine months ended September 30, 2020, an increase of $0.8 million, or 16.8%, as compared to 2019, primarily due to the increase in revenue.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Corporate and Other

	For the nine months ended September 30,		Variance
	2020	2019	Amounts	%
Total revenue	$6,985	$14,283	$(7,298)	(51.1)
Capital expenditures	31,156	89,868	(58,712)	(65.3)
EBITDA	(100,253)	(43,643)	(56,610)	*
* Percentage is not meaningful.

Total revenue was $7.0 million for the nine months ended September 30, 2020, a decrease of $7.3 million, or 51.1%, as compared to 2019 which was primarily attributable to a decrease in revenue from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Capital expenditures were $31.2 million for the nine months ended September 30, 2020 decreased by $58.7 million, or 65.3%, as compared to 2019, primarily due to a decrease in expenditures on the EchoStar XXIV satellite.

EBITDA was a loss of $100.3 million for the nine months ended September 30, 2020, an increase in loss of $56.6 million as compared to 2019 as set forth in the following table:

Amounts
EBITDA for the three months ended September 30, 2019	$(43,643)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	8,847
Increase (decrease) in foreign currency transaction gains, net	6,150
Increase (decrease) in other, net	(60)
Increase (decrease) in operating income, excluding depreciation and amortization	(5,119)
Increase (decrease) in gains on investments, net	(66,428)
EBITDA for the three months ended September 30, 2020	$(100,253)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2020 and December 31, 2019, our cash, cash equivalents and marketable investment securities totaled $2.5 billion and $2.5 billion, respectively, of which $2.0 billion and $0.9 billion, respectively, we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds. We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Cash Flow Activities

The following discussion highlights our cash flow activities, which include results from continuing and discontinued operations, for the nine months ended September 30, 2020.

Cash Flows from Operating Activities
We typically reinvest the cash flow from operating activities in our business. For the nine months ended September 30, 2020, we reported net cash inflows from operating activities of $365.4 million, a decrease of $167.7 million, as compared to 2019. The decrease in cash inflows was primarily attributable to lower net income of $101.5 million, adjusted to exclude: (i) Depreciation and amortization; (ii) Losses (gains) on investments, net, (iii) Equity in losses (earnings) of unconsolidated affiliates, net; (iv) Foreign currency transaction losses (gains), net; (v) Deferred tax provision (benefit), net; (vi) Stock-based compensation; (vii) Amortization of debt issuance costs; and (viii) Other, net. The decrease in cash inflows was also attributable to decreases of $66.2 million resulting from timing differences in operating assets and liabilities.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Cash Flows from Investing Activities

Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the nine months ended September 30, 2020, we reported net cash outflows from investing activities of $1.3 billion, a decrease in cash inflows of $2.3 billion compared to 2019.

For the nine months ended September 30, 2020, we had net sales and maturities of marketable securities of $1.2 billion, partially offset by net purchases of marketable securities of $2.2 billion and expenditures for property and equipment of $295.0 million.

For the nine months ended September 30, 2019, we had net sales and maturities of marketable securities of $2.0 billion, partially offset by net purchases of marketable securities of $0.7 billion and expenditures for property and equipment of $314.9 million.

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

For the nine months ended September 30, 2020, we reported net cash inflows from financing activities of $16.5 million compared to net cash outflows of $890.0 million for the nine months ended September 30, 2019. Net cash inflows for the nine months ended September 30, 2020 included $14.3 million for the contribution by non-controlling interest holder and $8.1 million in net proceeds received from Class A common stock issued under the Employee Stock Purchase Plan, partially offset by our repurchase of $5.9 million of shares of our Class A common stock.

Net cash outflows for the nine months ended September 30, 2019 included $920.9 million for the repurchasing and maturity of debt, $29.1 million for the payment of finance lease obligations and $7.3 million for the purchase of non-controlling shareholder interests in a subsidiary of ours that were held by an unaffiliated third party and $7.7 million in net proceeds received from Class A common stock issued under the Employee Stock Purchase Plan, partially offset by $64.1 million in net proceeds received from Class A common stock options exercised.

Obligations and Future Capital Requirements

Contractual Obligations

As of September 30, 2020, our satellite-related obligations were $391.0 million. These primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Letters of Credit

The following table presents the components of our letters of credit as of September 30, 2020:

Amounts
Restricted cash	$8,871
Insurance bonds	3,956
Credit arrangement available to our foreign subsidiaries	29,780
Total letters of credit	$42,607

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

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher average revenue per subscriber across our wholesale and retail channels. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth. There can be no assurance that we will have positive cash flows from operations.  As a result of the COVID-19 pandemic, in accordance with instructions received from some of our enterprise customers, we have deferred or canceled the delivery of some products or services. In the third quarter of 2020, we have realized the cash flow for services that have been provided and are no longer deferred. Our cash flow could be adversely impacted as a result of the prolonged effect of the COVID-19 pandemic on global activity. Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of September 30, 2020, our total long-term debt was $2.4 billion. Refer to our Form 10-K for a discussion of the terms of our long-term debt. Our liquidity requirements will be continue to be significant, primarily due to our remaining debt service requirements and the design and construction of our new EchoStar XXIV satellite. Our 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Notes”) with an outstanding principal balance of $900.0 million mature and are due and payable in June 2021. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

Stock Repurchases

Pursuant to a stock repurchase program approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our Class A common stock.  During the nine months ended September 30, 2020, we repurchased 196,999 shares of our common stock at an average price per share of $29.90 for a total purchase price of $5.9 million. During the nine months ended September 30, 2019, we did not repurchase any common stock.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of September 30, 2020, other than as explained below, our market risk has not changed materially from those presented in our Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID-19 pandemic. Due to the downturn in financial markets arising from the COVID-19 pandemic, a number of our current enterprise customers are facing uncertain futures and certain of these customers have filed for bankruptcy protection, which has negatively impacted our revenue and cash flow. When enterprise customers fail or seek reorganization under the bankruptcy laws, we may be obliged to provide satellite capacity for which we are not being paid. Further, the COVID-19 pandemic has resulted in increased unemployment, which could result in reduced demand and increased inability to pay from our consumer customers. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our subscriber numbers, business, financial condition, results of operations, and cash flows. We are diligently working to ensure that we can operate with minimal disruption and address potential business interruptions on ourselves and our customers. However, the full extent to which the COVID-19 pandemic could affect the global economy and our business will depend on future developments and factors that cannot be predicted and there can be no assurance that the COVID-19 pandemic will not result in further delays, or possibly reductions, in our recognition of revenue.

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

The following table provides information regarding repurchases of our Class A common stock during the three months ended September 30, 2020:

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Program (1)
July 1 - 31	—	$—	—	$494,109
August 1 - 31	—	—	—	494,109
September 1 - 30	—	—	—	494,109
Total	—	$—	—	$494,109
(1) On October 29, 2019, our Board of Directors authorized us to repurchase up to $500 million of our Class A common stock through and including December 31, 2020. On October 29, 2020, our Board of Directors terminated its prior authorization and authorized us to repurchase, pursuant to its new authorization, up to $500.0 million of our Class A common stock through and including December 31, 2021. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors.  We may elect to purchase some or all, or not to purchase the maximum amount or any of, the remaining shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors. All shares repurchased reflected in the table above have been converted to treasury shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

Stock Repurchases

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2020. On October 29, 2020, our Board of Directors terminated its prior authorization and authorized us to repurchase, pursuant to its new authorization, up to $500.0 million of our Class A common stock through and including December 31, 2021. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Financial Results

On November 5, 2020, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended September 30, 2020. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibits related thereto, are furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1(H)	Amendment to EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, dated October 21, 2019.**
10.2(H)	Amendment No. 1 to Contract between EchoStar XXIV L.L.C. and Space Systems/Loral, LLC for the Jupiter 3 Satellite Program, dated October 1, 2018.***
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated November 5, 2020 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2020
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.
(I)	Furnished herewith
*	Incorporated by reference.
**	Constitutes a management contract or compensatory plan or arrangement.
***	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request, subject to our right to request confidential treatment of any requested schedule or exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: November 5, 2020	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)