Form 10-K
period 2020-12-31
EchoStar CORP
filed 2021-02-23
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020.
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

As of June 30, 2020, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $1.3 billion based upon the closing price of the Class A common stock as reported on the NASDAQ Global Select Market as of the close of business on that date.

As of February 11, 2021, the registrant’s outstanding common stock consisted of 46,011,533 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-K and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•significant risks related to our ability to operate and control our satellites, operational and environmental risks related to our owned and leased satellites, and risks related to our satellites under construction;
•our ability, and the ability of third parties with whom we engage in order to operate our business, to operate as a result of the COVID-19 pandemic;
•our ability to implement and/or realize benefits of our investments and other strategic initiatives;
•legal proceedings relating to the BSS Transaction or other matters that could result in substantial costs and material adverse effects to our business;
•risks related to our foreign operations and other uncertainties associated with doing business internationally;
•risks related to our dependency upon third-party providers; and
•risks related to our human capital resources.

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

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The current COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, medium-earth orbit (“MEO”) systems, balloons and High Altitude Platform Systems are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

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

Expand satellite capacity and related infrastructure.  During 2020, we continued the design and construction of a new, next-generation, high throughput geostationary satellite, with an expected launch in the second half of 2022, that is primarily intended to provide additional capacity for our HughesNet satellite internet service (the “HughesNet service”) in North, Central and South America as well as enterprise services. We expect that our expertise in the identification, acquisition and development of satellite spectrum and orbital rights and satellite operations, together with our increased satellite capacity and existing, acquired or developed infrastructure, will continue to provide opportunities in domestic and international markets to enhance services to our existing and additional customers. We intend to continue to provide services to a broad customer base, including providers of satellite-delivered broadband, corporate communications and government services.

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

Continue development of S-band and other hybrid spectrum resources.  We intend to continue to explore the development and deployment of S-band technologies that we expect will reduce the cost of satellite communications for internet of things, machine-to-machine communications, public protection, disaster relief and other end-to-end services worldwide and the integration of our products and services into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. We believe we remain in a unique position to deploy a mobile satellite service (“MSS”) and complementary ground component (“CGC”) network in the European Union and its member states (“E.U.”), the United Kingdom (“U.K.”) and other European countries through our EchoStar XXI satellite, which was placed into service in November 2017, and the EUTELSAT 10A payload.  We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global Australia Pty Ltd (“EchoStar Global”), which holds global S-band non-geostationary satellite spectrum rights for MSS. Additionally, we entered into a contract with Tyvak Nano-Satellite Systems, Inc. for the design and construction of S-band nano-satellites. We launched two nano-satellites in the third quarter of 2020. Following launch, both nano-satellites experienced technical anomalies that precluded them from fulfilling their intended regulatory milestone missions. We intend to seek milestone relief due to these force majeure events. We expect to launch our third nano-satellite in 2021.  Our nano-satellites are designed to facilitate our continued growth in the global S-band market and enable us to leverage our acquisition of EchoStar Global. In addition, in Mexico we hold licenses for S-band MSS and terrestrial services.

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers across wholesale and retail channels, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. We have seen a limited number of our enterprise customers file for bankruptcy protection. We have reserved an amount related to pre-petition receivables and are working closely with these customers on providing post-petition services and products, as well as working with the customer regarding collection of pre-petition amounts.

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite), our Al Yah 3 Brazilian payload and additional satellite capacity acquired from third-party providers to provide services to our customers. Growth of our consumer subscriber base in the U.S. continues to be constrained where we are nearing or have reached maximum capacity in most areas. While these constraints are not expected to be resolved until we launch new satellites, we continue to focus on revenue growth in all areas and consumer subscriber growth in the areas where we have available capacity.

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% ownership interest in that subsidiary. The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite.  Under the terms of the agreement, Yahsat may also acquire, for further cash investments, additional minority ownership interests in the business in the future provided certain conditions are met.

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

In August 2017, we entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as enterprise broadband services. Maxar Space, LLC (formerly Space Systems/Loral, LLC), the manufacturer of our EchoStar XXIV satellite, has notified us of a delay in completion of the satellite. The EchoStar XXIV satellite is expected to be launched in the second half of 2022. Further delays or impediments could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

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

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as digital subscriber line (“DSL”), fiber and cable internet service providers offering competitive services in the markets we seek to serve.  Cost, speed and accessibility are key determining factors in the selection of a service provider by the consumer.  In addition, government subsidies, such as the FCC’s Rural Development Opportunity Fund can have the effect of subsidizing the growth of our wired, wireless and satellite competitors. Our primary satellite competitor in our North American consumer market is ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”).  ViaSat has also announced plans to enter the South and Central American consumer markets.  We seek to differentiate ourselves based on the ubiquitous availability of our service, quality, proprietary technology, and distribution channels.

In our enterprise markets, we compete against providers of satellite-based and terrestrial-based networks, including fiber, DSL, cable modem service, multiprotocol label switching and internet protocol-based virtual private networks.

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

Our Customers

Our satellite capacity is currently used by our customers for a variety of applications, including:
•Fixed Satellite Services (“FSS”).  We provide satellite services to broadcast news organizations, internet service providers and content providers who use our satellites to deliver programming and internet.  Our satellites are also used for the transmission of live sporting events, internet access, disaster recovery and satellite news gathering services.

•Government Services.  We provide satellite and technical services to U.S. government service providers.

•Network Services.  We provide satellite services to companies for private networks that allow delivery of video and data services for corporate communications.  Our satellites can be used for point-to-point or point to multi-point communications.

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

OUR SATELLITE FLEET

Our operating satellite fleet as of December 31, 2020 consists of both owned and leased satellites as follows:

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

Construction in progress as of December 31, 2020 included our EchoStar XXIV satellite, which is expected to be launched in the second half of 2022, and an S-band nano-satellite expected to be launched in 2021.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2020. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

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

GOVERNMENT REGULATIONS

We are subject to telecommunications regulation by a number of regulatory bodies including the FCC, other U.S. federal and state regulators, the International Telecommunications Union (“ITU”) and regulators in other countries and regions where we hold licenses including the E.U., the U.K., India, Australia and several Latin American countries. In addition, we are also subject to the export control laws and regulations and trade sanctions laws and regulations of the U.S. and other countries with respect to the export of telecommunications equipment and services.  In addition, in the U.S. and some other countries we are subject to country specific approvals of our products. Depending upon the circumstances, non-compliance with applicable legislation or regulations could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

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

FCC Regulations Applicable to Our Operations

FCC Jurisdiction over Satellite and Terrestrial Operations.  Non-governmental bodies, including commercial entities, that use radio frequencies to provide communications services to, from or within the U.S. are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  The Communications Act gives the FCC regulatory jurisdiction over many areas relating to communications operations, including:

•the assignment of satellite radio frequencies and orbital locations to specific services and companies, the licensing of satellites and earth stations and the granting of related authorizations;
•approval for the relocation of satellites to different orbital locations, the replacement of a satellite with another new or existing satellite and the authorization of specific earth stations to communicate with such newly relocated satellites;

•ensuring compliance with the terms and conditions of assignments, licenses, authorizations and approvals;
•avoiding harmful interference with other radio frequency emitters; and
•ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations.

All satellite licenses issued by the FCC are subject to expiration unless extended by the FCC.  Our U.S. FSS licenses generally have 15 year terms.  We hold licenses and authorizations for satellite and earth stations as well as other services.  To obtain and operate under such FCC licenses and authorizations, we must satisfy legal, technical qualification requirements and other conditions including, among other things, satisfaction of certain technical and ongoing due diligence obligations, maintaining bonds, payment of annual regulatory fees and various reporting requirements.

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

State and Local Regulation

We are also regulated by state and local authorities.  While the FCC has preempted many state and local regulations that would impair the installation and use of very-small-aperture terminals and other consumer satellite dishes, our businesses nonetheless are subject to state and local regulation, including, among others, obtaining regulatory authorizations and zoning regulations that affect the ability to install these consumer satellite earth station antennas. In addition, in order to obtain universal service funding, we are subject to being an eligible telecommunications carrier in certain states.

International Regulation

Foreign Administrations’ Jurisdiction Over Satellite and Terrestrial Operations.  Some of our satellites and earth stations are licensed in foreign jurisdictions.  We also have terrestrial authorizations in foreign jurisdictions.  In order to provide service to a foreign location from our satellites, we are required to obtain approvals from the FCC and foreign administrative agencies.  The laws and regulations addressing access to satellite and terrestrial systems vary from country to country.  In most countries, a license is required to provide our services and to operate satellite systems and earth stations.  Such licenses may impose certain conditions, including implementation and operation of the satellite system in a manner consistent with certain milestones (such as for contracting, satellite design, construction, launch and implementation of service), that the satellite or its launch be procured through a national entity, that the satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite, or that a license be obtained before interconnecting with the local switched telephone network and we may be subject to penalties or fines for failing to meet such conditions.  Additionally, some countries may have restrictions on the services we provide and how we provide them and/or may limit the rates that can be charged for the services we provide or impose other service terms or restrictions. Furthermore, foreign countries in which we currently, or may in the future, operate may not authorize us access to all of the spectrum that we need to provide service in a particular country.

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

Our environmental compliance costs, capital and other expenditures to date have not been material, and we do not expect them to be material in 2021.  However, environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business and/or environmental compliance costs, capital or other expenditures.

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

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2020, 2019 and 2018, see Note 20 in our Accompanying Consolidated Financial Statements.  See Item 1A. Risk Factors for information regarding risks related to our foreign operations.

HUMAN CAPITAL RESOURCES

Our Human Capital

As of December 31, 2020, we had approximately 2,400 employees globally; of which approximately 1,800 were located in the U.S. and 600 internationally. We generally consider relations with our employees to be good. Other than approximately 200 of our employees located in Italy and Brazil, none are represented by a union. Our mission is to be a global connectivity provider for people, enterprises and things.

Employee Training and Development

We have a robust ongoing training and development program to enable employees to further refine and develop their skills. These training and development programs include technical programs meant to keep our employees abreast of the latest developments in our industry as well as courses to assist employees in developing their business communications and management skills.

Worker Health and Safety

Our commitment is to provide a safe, healthy and reliable workplace. We provide access to a variety of innovative, flexible, and convenient health and wellness programs. Due to the COVID-19 pandemic, a large portion of our workforce has been working remotely. For the employees coming in to the physical offices, we implemented enhanced safety and security procedures in accordance with state, local and CDC recommendations.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K.

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such and each executive officer’s business experience during at least the past five years:

Name	Age	Position
Charles W. Ergen	67	Chairman
Michael T. Dugan	72	Chief Executive Officer, President and Director
David J. Rayner	63	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
Anders N. Johnson	63	Chief Strategy Officer and President, EchoStar Satellite Services L.L.C.
Pradman P. Kaul	74	President, Hughes Communications and Director
Dean A. Manson	54	Executive Vice President, General Counsel and Secretary

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

David J. Rayner.  Mr. Rayner has served as our Executive Vice President, Chief Financial Officer and Treasurer since December 2012 and as our Chief Operating Officer since September 2016. From November 2011 to November 2012, Mr. Rayner served as Chief Financial Officer of Tendril Networks, Inc., a Boulder, Colorado software company.  Mr. Rayner served as our Chief Financial Officer from June 2010 to November 2011 and served as our Chief Administrative Officer from January 2008 to June 2010.  Prior to that, Mr. Rayner served as Executive Vice President of Installation and Service Networks of DISH and previously as Chief Financial Officer of DISH.  Before joining DISH in December 2004, Mr. Rayner served as Senior Vice President and Chief Financial Officer of Time Warner Telecom in Denver, beginning in June 1998.

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

ITEM 1A.      RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. If any of the following events occur or evolve in a way different than expected, our business, financial condition, results of operation, prospects or ability to fund a share or debt repurchase program, invest capital in or otherwise run our business, execute on our strategic plans or return capital to our shareholders could be materially and adversely affected.

RISKS RELATED TO THE COVID-19 PANDEMIC

As the COVID-19 pandemic and its effects continue to develop, it is impossible at this time to predict its ultimate impact on our business. We have set forth some key risks identified to date.

Our operations, and those of our customers, suppliers, vendors, and other third parties with whom we conduct business, including regulatory agencies, have been, and may continue to be, adversely affected by the COVID‑19 pandemic.

The effects of the COVID-19 pandemic have disrupted our and our customers’, suppliers’, vendors’ and other business partners’ and investees’ businesses, and have delayed the manufacture and deployment of our satellites. Disruption to our vendors’ and suppliers’ businesses could adversely impact our supply chain. Additionally, some regulatory bodies have reduced activities and/or temporarily closed their offices which may materially delay the review and/or approval of licenses or authorizations we need to operate our business. We cannot currently estimate or determine the final magnitude of these impacts.

Additionally, many of our subscribers are working remotely or engaging in distance learning. These activities have increased the usage on our HughesNet service so that there is little or no capacity remaining for subscriber growth in our most popular geographic areas. This limitation on capacity may result in our subscribers experiencing slower speeds, which, in turn, could result in higher churn and may negatively affect our business.

A portion of the expected sales of our products or services have been, and additional sales may be, delayed or canceled as a result of effects of the COVID-19 pandemic on the operations of our customers.

Due to the economic downturn arising from the COVID-19 pandemic, a number of our enterprise customers are facing uncertain futures and certain of these customers have filed for bankruptcy protection. When enterprise customers fail or seek reorganization under the bankruptcy laws, we may be obliged to provide services for which we are not being paid. Further, the COVID-19 pandemic has resulted in increased unemployment, which could result in reduced demand and increased inability to pay from our consumer customers.

RISKS RELATED TO OUR BUSINESS OPERATIONS

We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment.

Our success may depend on the existence of, and our ability to capitalize on, opportunities to acquire or develop other businesses or technologies or partner with other companies that could complement, enhance or expand our current business, services or products or that may otherwise offer us growth opportunities.  We may pursue a number of strategic initiatives to complement or expand our business.  Any such strategic initiatives may involve a high degree of risk, including, but not limited to, the following:

•the risks associated with developing and constructing new satellites;
•the diversion of our management’s attention away from our existing business onto a strategic initiative;
•possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the integration process;
•exposure to significant financial losses if the strategic initiatives are not successful;
•the inability to obtain regulatory approvals in the anticipated time frame, or at all;
•the risks associated with complying with regulations applicable to the acquired or developed business or technologies which may cause us to incur substantial expenses;

•the disruption of relationships with employees, vendors or customers; and
•the risks associated with foreign and international operations and/or investments or dispositions.
New strategic initiatives may require the commitment of significant capital that would otherwise have been directed to investments in our existing businesses or distributed to shareholders.

We could face decreased demand and increased pricing pressure with respect to our products and services due to competition.

Our business operates in an intensely competitive, consumer- and enterprise-driven and rapidly changing environment and competes with a growing number of companies that provide similar products and services to consumer and enterprise customers.  There can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history. Material competitive risks to our business include, but are not limited to, the following:

•Competition from new or different technology compared to our offerings;
•Competition from existing or new competitors entering the same markets we serve;
•Government funding for competing products and services, reducing demand for our products and services; and
•Competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.

Our business will be negatively impacted if we fail to adequately anticipate our satellite capacity needs or are unable to obtain satellite capacity.

We have made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may have insufficient revenue to cover our satellite capacity costs. On the other hand, we may not have sufficient satellite capacity available to meet increases in demand and we may not be able to quickly or easily adjust our capacity to such changes in demand.  At present, until the launch and operation of additional satellites that our systems can utilize, there is limited additional capacity in North America, including within our own fleet of satellites, which could materially and adversely affect our ability to provide services to customers and grow our revenue and business.  Our business could be adversely affected if we are not able to renew our capacity leases at economically viable rates, or if sufficient capacity is not available to us.

We are dependent upon third-party providers for components, manufacturing, installation services and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

Our dependence upon third-party providers causes certain risks to our business, including the following:

•Components.  A limited number of suppliers manufacture, and in some cases a single supplier manufactures, some of the key components required to build our products. We do not generally maintain long-term agreements with our suppliers or subcontractors for our products. If we change or lose suppliers, we could experience a delay in manufacturing our products, or we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers.
•Commodity Price Risk.  Fluctuations in pricing of raw materials can affect our product costs and we may not be able to pass on the increased costs to our customers.
•Manufacturing.  While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a significant portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner or at all, our business could be adversely impacted.
•Installation, customer support, and other services.  Some of our products and services utilize a network of third-party service providers.  A decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win and retain customers. In addition, if the agreements for the provision of these services are terminated or not renewed, we could face difficulties replacing these service providers.

Our foreign operations and investments expose us to risks and restrictions not present in our domestic operations.

Our sales outside the U.S. accounted for 19.6%, 20.4% and 19.2% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively.  We expect our foreign operations to represent a significant and growing portion of our business.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

•Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation of earnings.  We may not be permitted to be the sole owner of our operations in some countries and may have to enter into partnership or joint venture relationships.  Many foreign legal regimes and/or our contractual arrangements restrict our repatriation of earnings to the U.S. from our subsidiaries and joint venture entities.  Applicable law in such foreign countries may also limit our ability to distribute or access our assets or offer our products and services in certain circumstances.  In such event, we will not have unrestricted access to the cash flow and assets of our subsidiaries and joint ventures.
•Regulatory restrictions.  Satellite market access, landing rights and terrestrial wireless rights are dependent on the national regulations established by foreign governments and international non-governmental bodies. Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries, as well as fines, penalties, or other sanctions.
•Financial and legal constraints and obligations. Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenue; (b) the regulatory requirements associated with maintaining such licenses, which may be subject to interpretation by foreign courts and regulatory bodies; (c) the burden of creating and maintaining additional entities, branches, facilities and/or staffing in foreign jurisdictions; and (d) regulations requiring that we make certain satellite capacity available for “free” or available at reduced rates.
•Compliance with applicable export control laws and regulations in the U.S. and other countries.  We must comply with all applicable export control and trade sanctions laws and regulations of the U.S. and other countries. A violation any export or trade-related regulations could materially adversely affect our business.
•Changes in exchange rates between foreign currencies and the U.S. dollar.  Fluctuations in currency exchange rates, recessions and currency devaluations have affected, and may in the future affect, revenue, profits and cash earned from our international businesses.
•Regulations may favor state-owned enterprises or local service providers.  Many of the countries in which we conduct business have traditionally had state-owned or state-granted monopolies on telecommunications services that favor an incumbent service provider. We face competition from these favored and entrenched companies in countries that have not liberalized.

We may not be able to generate cash to meet our debt service needs or fund our operations.

As of December 31, 2020, our total indebtedness was $2.4 billion.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the development, design, acquisition and construction of new satellites, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all.

Covenants in our indentures restrict our business in many ways.

The indentures governing the Hughes Satellite Systems Corporation (“HSSC”) 7 5/8% Senior Notes due 2021, 5.250% Senior Secured Notes due August 1, 2026 and 6.625% Senior Unsecured Notes due August 1, 2026 contain various covenants, subject to certain exceptions, that limit HSSC’s ability and/or certain of its subsidiaries’ ability to, among other things:

•incur additional debt;
•pay dividends or make distributions on HSSC’s capital stock or repurchase HSSC’s capital stock;

•allow to exist certain restrictions on such subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets;
•make certain investments;
•create liens or enter into sale and leaseback transactions;
•enter into transactions with affiliates;
•merge or consolidate with another company; and
•transfer and sell assets.

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

Natural disasters could damage or destroy our ground infrastructure and/or our other or our vendors’ infrastructure, equipment and facilities, resulting in a disruption of service to our customers, which may adversely affect our business.  We currently have backup systems and technology in place to safeguard our antennas and protect our ground infrastructure during natural disasters, but the possibility still exists that our ground infrastructure and/or our other and our vendors’ infrastructure, equipment and facilities could be impacted during a major natural disaster.
RISKS RELATED TO OUR HUMAN CAPITAL

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management, or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them. To the extent Mr. Ergen is performing services for both DISH Network and us, his attention may be diverted away from our business and therefore adversely affect our business.

Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees. In addition, we have made and will continue to make significant investments in research, development, and marketing for new products, services, satellites and related technologies, as well as entry into new business areas. Investments in new technologies, satellites and business areas are inherently dependent on these technically skilled employees as well. Competition for the services of such employees has become more intense as demand for these types of employees grows. We compete with other companies for these employees and although we strive to attract and retain these employees, we may not succeed in these respects. Additionally, if we were to lose certain key technically skilled employees, the loss of knowledge and intellectual capital might have an adverse impact on business.

Restrictions on immigration or increased enforcement of immigration laws could limit our access to qualified and skilled professionals, increase our cost of doing business or otherwise disrupt our operations.

The success of our business is dependent on our ability to recruit engineers and other professionals, including those who are citizens of other countries. Immigration laws in the U.S. and other countries in which we operate are subject to legislative and regulatory changes, as well as variations in the standards of application and enforcement due to political forces and economic conditions. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our professionals. If immigration laws are changed or if new and more restrictive government regulations are enacted or increased, our access to qualified and skilled professionals may be limited.

RISKS RELATED TO OUR SATELLITES

Our ability to operate and control our satellites is subject to risks related to DISH Network’s operation of the BSS Business and third-parties’ operation of satellite operations centers.

In connection with the BSS Transaction, we transferred our satellite operation centers, which are used to monitor and control our satellites, to DISH Network. Therefore, we now are subject to the inherent risks of having a related party operate, maintain and manage these satellite operations centers. In addition, certain of our satellites are operated, maintained and managed by third parties.

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites and the satellites of other operators. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent the impacts of anomalies in the future.

Meteoroid events, decommissioned satellites, and increased solar activity also pose a potential threat to all in-orbit satellites. We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.

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

Our satellites under construction are subject to risks related to construction, technology, regulations and launch that could limit our ability to utilize these satellites, increase costs and adversely affect our business.

Satellite construction and launch are subject to significant risks, including delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites, and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time, and to obtain other launch opportunities. Such significant delays could materially affect our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available.

Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Satellite operators are required to enter into international spectrum coordination agreements with other affected satellite operators and must be approved by the relevant governments. If a required agreement cannot be concluded, we may have to operate the applicable satellite(s) in a manner that does not cause harmful radio frequency interference with the affected satellite. If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations.

We may face interference from other services sharing satellite spectrum.

The FCC and other regulators have adopted rules or may adopt rules in the future that require us to share spectrum on a basis with other radio services. There can be no assurance that these operations would not interfere with our operations and adversely affect our business.

RISKS RELATED TO OUR PRODUCTS AND TECHNOLOGY

Our future growth depends on growing demand for our services.

Future demand and effective delivery for our products and services will depend significantly on the growing demand for our services, such as broadband internet connectivity.  If the deployment of, or demand for, our services is not as widespread or as rapid as we or our customers expect, our revenue growth will be negatively impacted.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks, trade secrets, licenses and other agreements to conduct our business. Legal challenges to our intellectual property rights and claims of intellectual property infringement could result in significant monetary liability and require us to change our business practices or limit our ability to compete effectively or could otherwise have a material adverse effect on our business. Even if any such challenges or claims prove to be without merit, they can be time-consuming and costly to defend and may divert management’s attention and resources away from our business.

Moreover, we rely in part on technologies developed or licensed by third parties. If we are unable to obtain or retain licenses or other required intellectual property rights from these third parties on reasonable terms, our business could be adversely affected. In addition, we work with suppliers for the development and manufacture of components that are integrated into our products and our products may contain technologies provided to us by these suppliers. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others, or whether such suppliers have obtained or continue to obtain the appropriate licenses or other intellectual property rights to use such technology. Our suppliers may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount. Legal challenges to these intellectual property rights may impair our ability to use the products and technologies that we need in order to operate our business and may have a material adverse effect on our business. See further discussion under Item 1. Business — Patents and Trademarks and Item 3. Legal Proceedings of this Form 10-K.

Litigation or governmental proceedings could result in material adverse consequences.

We are involved in lawsuits, regulatory inquiries, audits, consumer claims and governmental and other legal proceedings. Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities. The timing of the final resolutions is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments, settlements, injunctions or liabilities, any of which could require substantial payments or have other adverse impacts on our business.

We are exposed to significant cybersecurity threats and risks.

We and third parties with whom we work face a constantly evolving landscape of cybersecurity threats in which hackers and other parties use a complex assortment of techniques and methods to execute cyberattacks. Cybersecurity incidents have increased significantly in quantity and severity and are expected to continue to increase. Additionally, the risk of cyberattacks and compromises will likely increase as we continue to expand our business into other areas of the world outside of North America, some of which are still developing their cybersecurity infrastructure maturity. Should we be affected by a material cyber-related incident, we may incur substantial costs and suffer other material negative consequences.

Our business is subject to varying degrees of regulation that include programs designed to review our protections against cybersecurity threats and risks. If it is determined that our systems do not reasonably protect our partners’ assets and data and/or that we have violated these regulations, we could be subject to enforcement activity and sanctions.

We expect to continue to incur increasing costs in preparing our infrastructure and maintaining it to resist cyberattacks. There can be no assurance that we can successfully detect, deter, prevent or mitigate the effects of cyberattacks, any of which could have a material adverse effect on our business, costs, operations, prospects, results of operation or financial position. Furthermore, the amount and scope of insurance that we maintain against losses resulting from these events may not be sufficient to compensate us adequately for any disruptions to our business or otherwise cover our losses, including reputational harm and negative publicity as well as any litigation liability.

Compliance with data privacy laws may be costly, and non-compliance with such laws may result in significant liability.

The personal information and data we process and store is increasingly subject to data security and data privacy laws of many jurisdictions. These laws impose a significant compliance burden and complying with them has required us to change our business practices or the functionality of our products and services. Privacy laws and regulations are becoming more complex and onerous, and a data privacy breach could have a material adverse effect on our business.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell. The occurrence of any defects, errors or failures in our products or network services could materially affect our business.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

The risk of non-compliance with laws and regulations, including the risk of changes to laws and regulations, could adversely affect our business.

Our business is regulated by numerous governmental agencies and other regulatory bodies, both domestically and internationally. In addition, our international operations are subject to the laws and regulations of many different jurisdictions that may differ significantly from U.S. laws and regulations. Violations of these laws and regulations could result in fines or penalties or other sanctions which could have a material adverse impact on our business. Additionally, our ability to operate and grow our business depends on laws and regulations that govern the frequency bands and/or orbital locations we operate in or may operate in in the future.

These laws and regulations are subject to the administrative and political process and do change from time to time. Our business could suffer a material adverse impact if laws and regulations change and we are not able to adapt to these changes efficiently.

Our business depends on regulatory authorizations issued by the FCC and state and foreign regulators that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

Generally, all licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency. Our satellite licenses are currently set to expire at various times. In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal. Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.

RISKS RELATED TO THE BSS TRANSACTION

Certain of our directors and executive officers have interests in the BSS Transaction that may be different from, or in addition to, those of our other stockholders.

Certain of our directors and executive officers have interests in the BSS Transaction that may be different from, or in addition to, the interests of our stockholders generally. Our directors and executive officers who own shares of our common stock participated in the Distribution and the Merger on the same terms as our other stockholders. Additionally, Mr. Ergen, is a director and Chairman of both us and DISH. The EchoStar parties that approved the BSS Transaction, were aware of and considered these interests, among other things, in deciding to approve the terms of the Master Transaction Agreement and the BSS Transaction.

If the Distribution and the Merger do not qualify as a tax‑free distribution and merger under the Internal Revenue Code of 1986, as amended (the “Code”), then we and/or our stockholders may be required to pay substantial U.S. federal income taxes and under certain circumstances we may have indemnification obligations to DISH Network.

The parties to the BSS Transaction received a tax opinion from their respective counsels as to the tax‑free nature of the transactions. They did not obtain a private letter ruling from the IRS with respect to the Distribution and the Merger and instead are relying solely on their respective tax opinions for comfort that the Distribution and the Merger qualify for tax‑free treatment for U.S. federal income tax purposes under the Code. The failure of any factual representation or assumption to be true, correct and complete, or any undertaking to be fully complied with, could affect the validity of the tax opinions and result in tax liabilities for our shareholders and/or us.

A putative class action lawsuit relating to the BSS Transaction has been filed against us, DISH Network, Mr. Ergen and certain of our officers.

On July 2, 2019, a complaint was filed by purported EchoStar stockholders. See Note 19 in our Accompanying Consolidated Financial Statements for more information about litigation related to the BSS Transaction.

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

To preserve the intended tax treatment of the Distribution, we have agreed to comply with certain restrictions under current U.S. federal income tax laws for spin‑offs. These restrictions could prevent us from pursuing otherwise attractive business opportunities and/or harm our business, financial results and operations. If these restrictions, among others, are not followed, the Distribution could be taxable to us and possibly our stockholders.

RISKS RELATED TO OUR OWNERSHIP

We are controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 54% of our total equity securities (assuming conversion of the Class B common stock beneficially owned by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 11, 2021) and beneficially owns approximately 92% of the total voting power of all classes of shares (assuming no conversion of any Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 11, 2021).  Through his beneficial ownership of our equity securities, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the NASDAQ listing rules and, therefore, are not subject to NASDAQ requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have potential conflicts of interest with DISH Network due to our common ownership.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•Cross directorships and stock ownership.  Charles W. Ergen serves as the Chairman of our and DISH’s board of directors, is employed by both companies and has fiduciary duties to our and DISH’s shareholders.  Mr. Ergen may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, some of our directors and officers, including Mr. Ergen, own DISH stock and options to purchase DISH stock. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.
•Intercompany agreements with DISH Network.  We have entered into various agreements with DISH Network.  Pursuant to certain agreements, we obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us; and we and DISH Network indemnify each other against certain liabilities arising from our respective businesses. Generally, the amounts paid for products and services provided under the agreements are based on cost plus a fixed margin, which varies depending on the nature of the products and services provided.  Certain other intercompany agreements cover matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses.  We have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while we were a wholly-owned subsidiary of DISH and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under certain agreements with DISH Network may not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more or less favorable to us.  In addition, DISH Network or its affiliates will likely continue to enter into transactions, including joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, with us or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between us and DISH Network and, when appropriate, subject to approval by a committee of non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.
•Competition for business opportunities.  DISH Network may have interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.  We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites or other business opportunities. In other auctions, we and DISH Network may be prohibited from participating separately, and cooperating with DISH Network may result in a less favorable outcome for us.

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

Certain provisions of our articles of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable.  These provisions include the following:

•a capital structure with multiple classes of common stock:  a Class A that entitles the holders to one vote per share; a Class B that entitles the holders to ten votes per share; a Class C that entitles the holders to one vote per share, except upon a change in control of our company in which case the holders of Class C are entitled to ten votes per share; and a non-voting Class D;
•a provision that authorizes the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•a provision limiting who may call special meetings of shareholders; and
•a provision establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

As discussed above, Mr. Ergen beneficially owns approximately 54% of our total equity securities and approximately 92% of the total voting power of all classes of shares and such ownership may make it impractical for any third party to obtain control of us.

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

GENERAL RISKS

Our articles of incorporation designate the Eighth Judicial District Court of Clark County of the State of Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our articles of incorporation. This choice of forum provision may limit our stockholders’ ability to bring certain claims, including claims against our directors, officers or employees, in a judicial forum that the stockholder finds favorable and therefore the choice of forum provision may discourage lawsuits or increase costs with respect to such claims.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to our Hughes segment (“Hughes”) and EchoStar Satellite Services segment (“ESS”) and to our other operations and administrative functions (“Corporate and Other”) as of December 31, 2020.  We operate various facilities in the United States and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location	Segment(s)	Function
Owned:
Englewood, Colorado	ESS/Corporate and Other	Corporate headquarters and engineering offices
Germantown, Maryland	Hughes	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Griesheim, Germany	Hughes/Corporate and Other	Shared hub, operations, administrative offices and warehouse

Leased:
Gilbert, Arizona	Hughes	Gateways
San Diego, California	Hughes	Engineering and sales offices
Englewood, Colorado	Hughes	Gateways and equipment
Gaithersburg, Maryland	Hughes	Manufacturing and testing facilities and logistics offices
Gaithersburg, Maryland	Hughes	Engineering and administrative offices
Southfield, Michigan	Hughes	Shared hub and regional network management center
Las Vegas, Nevada	Hughes	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Cheyenne, Wyoming	Hughes/ESS	Satellite access center, gateways and equipment
Barueri, Brazil	Hughes	Shared hub
Sao Paulo, Brazil	Hughes	Hughes Brazil corporate headquarters, sales offices and warehouse
Bangalore, India	Hughes	Engineering office and office space
Gurgaon, India	Hughes	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Hughes Europe corporate headquarters and operations

ITEM 3.     LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 19 in our Accompanying Consolidated Financial Statements.

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

Holders.  As of February 11, 2021, there were 46,011,533 shares of our Class A common stock outstanding held by 7,766 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 11, 2021, there were 47,687,039 shares of our Class B common stock outstanding, of which 196,967 shares were held by Charles W. Ergen, our Chairman and 47,490,072 shares were held in trusts and entities established for the benefit of Mr. Ergen’s family.  There is currently no established trading market for our Class B common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2020. On October 29, 2020, our Board of Directors terminated its prior authorization and authorized us to repurchase, pursuant to its new authorization, up to $500.0 million of our Class A common stock through and including December 31, 2021. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the year ended December 31, 2020, we repurchased 1,905,906 shares of our Class A common stock under this program. From January 1, 2021 through February 11, 2021, we repurchased 2,851,841 shares of our Class A common stock under this program.

The following table provides information regarding repurchases of our Class A common stock during the three months ended December 31, 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
October 1 - 31	—	—	—	$494,109
November 1 - 30	—	$—	—	494,109
December 1 - 31	1,708,907	21.97	1,708,907	456,542
Total	1,708,907	$21.97	1,708,907	$456,542
(1) On October 29, 2019, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2020. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect to purchase some or all, or not to purchase the maximum amount or any of, the remaining shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors. All shares repurchased reflected in the table above have been converted to treasury shares.

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

	For the years ended December 31,
Statements of Operations Data:	2020	2019	2018	2017(1)	2016
Total revenue (2) (3)	$1,887,907	$1,886,081	$1,762,638	$1,525,155	$1,447,223
Total costs and expenses	1,775,434	1,813,004	1,726,501	1,494,593	1,325,364
Operating income (loss)	$112,473	$73,077	$36,137	$30,562	$121,859

Net income (loss) from continuing operations attributable to EchoStar common stock	$(40,150)	$(102,318)	$(134,204)	$123,188	$43,886

Basic earnings (losses) per share - continuing operations	$(0.41)	$(1.06)	$(1.39)	$1.29	$0.47
Diluted earnings (losses) per share - continuing operations	$(0.41)	$(1.06)	$(1.39)	$1.27	$0.46

	As of December 31,
Balance Sheet Data:	2020	2019	2018	2017(1)	2016
Cash and cash equivalents and marketable investments securities	$2,534,276	$2,460,054	$3,210,458	$3,245,617	$3,092,881
Total assets	$7,073,352	$7,154,298	$8,661,294	$8,750,014	$9,008,859
Total debt	$2,393,493	$2,389,168	$3,304,079	$3,365,143	$3,358,179
Total stockholders’ equity	$3,607,250	$3,745,553	$4,155,474	$4,177,385	$4,006,805

	For the years ended December 31,
Cash Flow Data:	2020	2019	2018	2017	2016
Net cash flows from:
Operating activities	$534,388	$656,322	$734,522	$726,892	$803,343
Investing activities	$(1,142,455)	$821,958	$(2,098,480)	$(867,932)	$(632,199)
Financing activities	$(15,620)	$(885,311)	$(136,563)	$72	$1,475,689

(1)    The 2017 Tax Act increased the complexity of our income tax accounting and resulted in significant adjustments to our deferred income tax accounts in 2017. As a result, our results of operations and balance sheet data for the years ended December 31, 2020, 2019, 2018 and 2017 are not comparable to our results of operations for the year ended December 31, 2016. See Note 15 to our Accompanying Consolidated Financial Statements for further information.
(2)    On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach. As a result, total revenue for the years ended December 31, 2020, 2019 and 2018 may not be comparable to prior years.
(3)    On January 1, 2019, we adopted Topic 842, Leases, using the modified retrospective approach. As a result, total revenue for the years ended December 31, 2020 and 2019 may not be comparable to prior years.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) should be read in conjunction with our Accompanying Consolidated Financial Statements.  This Management’s Discussion and Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s Discussion and Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See Disclosure Regarding Forward-Looking Statements in this Form 10-K for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see Item 1A. Risk Factors of this Form 10-K.  Further, such forward-looking statements speak only as of the date of this Form 10-K and we undertake no obligation to update them.

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

consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the years ended December 31, 2019 and 2018, in our Accompanying Consolidated Financial Statements. See Note 5 in our Accompanying Consolidated Financial Statements for further discussion of our discontinued operations.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Year Ended December 31, 2020

• Revenue of $1.9 billion
•Operating income (loss) of $112.5 million
•Net income (loss) from continuing operations of $(51.9) million
• Net income (loss) attributable to EchoStar common stock of $(40.2) million and basic earnings (losses) per share of common stock of $(0.41)
•Earnings before interest, taxes, depreciation and amortization, net income (loss) from discontinued operations and net income (loss) attributable to non-controlling interests (“EBITDA”) of $616.9 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of December 31, 2020

•Total assets of $7.1 billion
•Total liabilities of $3.5 billion
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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers across wholesale and retail channels, as well as increasing our ARPU. Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. We have seen a limited number of our enterprise customers file for bankruptcy protection. We have reserved an amount related to pre-petition receivables and are working closely with these customers on providing post-petition services and products, as well as working with the customer regarding collection of pre-petition amounts.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite), our Al Yah 3 Brazilian payload and additional satellite capacity acquired from third-party providers to provide services to our customers. Growth of our consumer subscriber base in the U.S. continues to be constrained where we are nearing or have reached maximum capacity in most areas. While these constraints are not expected to be resolved until we launch new satellites, we continue to focus on revenue growth in all areas and consumer subscriber growth in the areas where we have available capacity.

In May 2019, we entered into an agreement with Yahsat pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% ownership interest in that subsidiary. The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite.  Under the terms of the agreement, Yahsat may also acquire, for further cash investments, additional minority ownership interests in the business in the future provided certain conditions are met.

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

In August 2017, we entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as enterprise broadband services. Maxar Space, LLC (formerly Space Systems/Loral, LLC), the manufacturer of our EchoStar XXIV satellite, has notified us of a delay in completion of the satellite. The EchoStar XXIV satellite is expected to be launched in the second half of 2022. Further delays or impediments could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of December 31,
	2020	2019	2018
United States	1,189,000	1,239,000	1,231,000
Latin America	375,000	238,000	130,000
Total broadband subscribers	1,564,000	1,477,000	1,361,000

The following table presents the approximate number of net subscriber additions for each quarter in 2020:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
United States	(27,000)	(6,000)	(28,000)	11,000
Latin America	11,000	43,000	54,000	29,000
Total net subscriber additions	(16,000)	37,000	26,000	40,000

Net subscriber additions in the U.S. decreased in the fourth quarter compared to the third quarter of 2020. Growth of our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. While the balancing of total subscribers relative to capacity utilization in the fourth quarter resulted in lower total subscribers, ARPU increased.

In Latin America, we continued to see growth in our subscriber base and ARPU. However, we experienced a decrease in our net subscriber additions in the fourth quarter compared to the third quarter of 2020. This was partly due to fewer subscriber activations, as potential customers reacted to the easing of COVID-19 pandemic restrictions. In addition, net subscriber additions were adversely impacted by a temporary increase in churn due to various factors, including changes we made to our collections processes.

As of December 31, 2020 and 2019, our Hughes segment had $1.3 billion and $1.4 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue. Our contracted revenue backlog as of December 31, 2020 decreased primarily due to the effects of the COVID-19 pandemic, including lengthened or delayed sales cycles with some of our enterprise customers.

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

As of December 31, 2020 and 2019, our ESS segment had contracted revenue backlog of $6.7 million and $11.4 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue. Of the total ESS contracted revenue backlog as of December 31, 2020, we expect to recognize $5.4 million of revenue in 2021.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Other Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The current COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, LEO networks, MEO systems, balloons and High Altitude Platform Systems are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

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

S-Band Strategy

We intend to continue to explore the development and deployment of S-band technologies that we expect will reduce the cost of satellite communications for internet of things, machine-to-machine communications, public protection, disaster relief and other end-to-end services worldwide and the integration of our products and services into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. We believe we remain in a unique position to deploy a MSS and CGC network in the E.U., the U.K. and other European countries through our EchoStar XXI satellite, which was placed into service in November 2017, and the EUTELSAT 10A payload.  We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global which holds global S-band non-geostationary satellite spectrum rights for MSS. Additionally, we entered into a contract with Tyvak Nano-Satellite Systems, Inc. for the design and construction of S-band nano-satellites. We launched two nano-satellites in the third quarter of 2020. Following launch, both nano-satellites experienced technical anomalies that precluded them from fulfilling their intended regulatory milestone missions. We intend to seek milestone relief due to these force majeure events. We expect to launch our third nano-satellite in 2021.  Our nano-satellites are designed to facilitate our continued growth in the global S-band market and enable us to leverage our acquisition of EchoStar Global. In addition, in Mexico we hold licenses for S-band MSS and terrestrial services.

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

On December 8, 2020, the cyber security company FireEye announced that they detected a sophisticated nation state level cyber campaign that targeted FireEye, other public and private companies, and government organizations. FireEye reported that the attack against them was facilitated through the Orion IT management software owned by a company called SolarWinds. Based on information from FireEye, we reviewed all instances of SolarWinds software in use at the Company and have determined that the version we are using is not susceptible to the malware within the version that is compromised. We continue to receive information about these breaches from the U.S. government and private security firms, and we use this data to update our defense systems and to investigate our own networks for compromise. We will continue to update our systems as more information comes to light in reference to this adversary and their actions.

We are not aware of any additional cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the year ended December 31, 2020 and through February 23, 2021. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table presents our consolidated results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019:

	For the years ended December 31,		Variance
Statements of Operations Data (1)	2020	2019	Amount	%
Revenue:
Services and other revenue	$1,682,304	$1,619,271	$63,033	3.9
Equipment revenue	205,603	266,810	(61,207)	(22.9)
Total revenue	1,887,907	1,886,081	1,826	0.1
Costs and expenses:
Cost of sales - services and other	577,943	561,353	16,590	3.0
% of total services and other revenue	34.4%	34.7%
Cost of sales - equipment	166,435	226,002	(59,567)	(26.4)
% of total equipment revenue	80.9%	84.7%
Selling, general and administrative expenses	474,912	509,145	(34,233)	(6.7)
% of total revenue	25.2%	27.0%
Research and development expenses	29,448	25,739	3,709	14.4
% of total revenue	1.6%	1.4%
Depreciation and amortization	525,011	490,765	34,246	7.0
Impairment of long-lived assets	1,685	—	1,685	*
Total costs and expenses	1,775,434	1,813,004	(37,570)	(2.1)
Operating income (loss)	112,473	73,077	39,396	53.9
Other income (expense):
Interest income, net	39,982	82,352	(42,370)	(51.4)
Interest expense, net of amounts capitalized	(147,927)	(251,016)	103,089	(41.1)
Gains (losses) on investments, net	(31,306)	28,912	(60,218)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(7,267)	(14,734)	7,467	(50.7)
Foreign currency transaction gains (losses), net	6,015	(11,590)	17,605	*
Other, net	195	(166)	361	*
Total other income (expense), net	(140,308)	(166,242)	25,934	(15.6)
Income (loss) from continuing operations before income taxes	(27,835)	(93,165)	65,330	(70.1)
Income tax benefit (provision), net	(24,069)	(20,488)	(3,581)	17.5
Net income (loss) from continuing operations	(51,904)	(113,653)	61,749	(54.3)
Net income (loss) from discontinued operations	—	39,401	(39,401)	(100.0)
Net income (loss)	(51,904)	(74,252)	22,348	(30.1)
Less: Net loss (income) attributable to non-controlling interests	11,754	11,335	419	3.7
Net income (loss) attributable to EchoStar Corporation common stock	$(40,150)	$(62,917)	$22,767	(36.2)

Other data:
EBITDA (2)	$616,875	$577,599	$39,276	6.8
Subscribers, end of period	1,564,000	1,477,000	87,000	5.9
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our continuing operations for the years ended December 31, 2020 and 2019 unless otherwise stated.

Services and other revenue.  Services and other revenue totaled $1.7 billion for the year ended December 31, 2020, an increase of $63.0 million, or 3.9%, as compared to 2019.

•Services and other revenue from our Hughes segment for the year ended December 31, 2020 increased by $69.2 million, or 4.4%, to $1.7 billion compared to 2019.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $109.3 million, partially offset by a decrease in sales of services to our enterprise customers of $35.9 million. These variances reflect the negative impact of exchange rate fluctuations of $35.6 million, primarily attributable to our consumer customers.

•Services and other revenue from our Corporate and Other segment for the year ended December 31, 2020 decreased by $7.3 million, or 43.0%, to $9.7 million compared to 2019, primarily attributable to a decrease in income from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Equipment revenue.  Equipment revenue totaled $205.6 million for the year ended December 31, 2020, a decrease of $61.2 million, or 22.9%, as compared to 2019.  The decrease was primarily attributable to $43.2 million related to the bankruptcy of a certain customer and $38.9 million decreased sales to our international enterprise customers, partially offset by $24.7 million increased sales to our domestic enterprise customers. These variances reflect the negative impact of exchange rate fluctuations of $3.5 million, primarily attributable to our enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $577.9 million for the year ended December 31, 2020, an increase of $16.6 million, or 3.0%, as compared to 2019. The increase was primarily attributable to the corresponding increase in services and other revenue.

Cost of sales - equipment.  Cost of sales - equipment totaled $166.4 million for the year ended December 31, 2020, a decrease of $59.6 million, or 26.4%, as compared to 2019. The decrease was primarily attributable to the corresponding reduction in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $474.9 million for the year ended December 31, 2020, a decrease of $34.2 million, or 6.7%, as compared to 2019. The decrease was primarily attributable to expenses related to the license fee dispute in India of $9.4 million in 2019, certain legal proceedings of $25.7 million in 2019, and decreased sales and marketing expenses of $6.4 million in 2020, partially offset by increases in other general and administrative expenses of $7.3 million in 2020.

Depreciation and amortization.  Depreciation and amortization expenses totaled $525.0 million for the year ended December 31, 2020, an increase of $34.2 million, or 7.0%, as compared to 2019.  The increase was primarily attributable to increases in depreciation expense of $21.8 million relating to our customer premises equipment and $13.4 million relating to the depreciation of assets acquired in the Yahsat Brazil JV Transaction of which $7.9 million are related to non-recurring accelerated depreciation of assets that were scheduled for replacement after the Yahsat Brazil JV Transaction.

Impairment of long-lived assets. Impairment of long-lived assets totaled $1.7 million for the year ended December 31, 2020, attributable to an impairment loss related to our nano-satellites which experienced technical anomalies following launch.

Interest income, net.  Interest income, net totaled $40.0 million for the year ended December 31, 2020, a decrease of $42.4 million, or 51.4%, as compared to 2019, primarily attributable to decreases in the yield on our marketable investment securities and lower cash balances.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $147.9 million for the year ended December 31, 2020, a decrease of $103.1 million, or 41.1%, as compared to 2019.  The decrease was primarily attributable to a decrease of $29.0 million in interest expense and in amortization of deferred financing cost as a result of the purchase and maturity in June 2019 of our 6 1/2% Senior Secured Notes due in 2019, a decrease of $66.1 million of interest expense related to the license fee dispute in India, a decrease of $4.1 million related to a certain legal proceeding in 2019 and an increase of $4.8 million in capitalized interest in 2020 relating to the construction of the EchoStar XXIV satellite and its related infrastructure.

Gains (losses) on investments, net.  Gains (losses) on investments, net were $31.3 million in losses for the year ended December 31, 2020, as compared to $28.9 million in gains for the year ended December 31, 2019, a negative change of $60.2 million. The change was primarily attributable to $69.0 million of net negative variances on marketable investment securities compared to 2019, partially offset by an $6.9 million loss in Other Equity Investments in 2020.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $7.3 million in losses for the year ended December 31, 2020, a decrease in losses of $7.5 million, or 50.7%, as compared to 2019. The decrease in losses was related to decreased losses from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $6.0 million in gains for the year ended December 31, 2020, as compared to $11.6 million in losses for the year ended December 31, 2019, a positive change of $17.6 million. The change was due to the net weakening of the U.S. dollar against certain foreign currencies in 2020 compared to 2019.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(24.1) million for the year ended December 31, 2020, as compared to $(20.5) million for the year ended December 31, 2019. Our effective income tax rate was (86.5)% and (59.8)% for the years ended December 31, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences and the impact of state and local taxes, partially offset by the change in net losses that are capital in nature and research and experimentation credits. The variations in our current year effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2019 were primarily due to the increase in our valuation allowance associated with certain foreign losses and by the impact of state and local taxes partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net income (loss) attributable to EchoStar Corporation common stock.  Net income (loss) attributable to EchoStar Corporation common stock was $(40.2) million for the year ended December 31, 2020, as compared to $(62.9) million for the year ended December 31, 2019, a change of $22.8 million as set forth in the following table:

Amounts
Net income (loss) attributable to EchoStar Corporation for the year ended December 31, 2019	$(62,917)
Decrease (increase) in interest expense, net of amounts capitalized	103,089
Increase (decrease) in operating income (loss), including depreciation and amortization	39,396
Increase (decrease) in foreign currency transaction gains (losses), net	17,605
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	7,467
Increase (decrease) in net income (loss) attributable to non-controlling interest	419
Increase (decrease) in other, net	361
Decrease (increase) in income tax benefit (provision), net	(3,581)
Increase (decrease) in net income (loss) from discontinued operations	(39,401)
Increase (decrease) in interest income, net	(42,370)
Increase (decrease) in gains (losses) on investments, net	(60,218)
Net income (loss) attributable to EchoStar Corporation for the year ended December 31, 2020	$(40,150)

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the years ended December 31,		Variance
	2020	2019	Amount	%
Net income (loss)	$(51,904)	$(74,252)	$22,348	(30.1)
Interest income, net	(39,982)	(82,352)	42,370	(51.4)
Interest expense, net of amounts capitalized	147,927	251,016	(103,089)	(41.1)
Income tax provision (benefit), net	24,069	20,488	3,581	17.5
Depreciation and amortization	525,011	490,765	34,246	7.0
Net loss (income) from discontinued operations	—	(39,401)	39,401	(100.0)
Net loss (income) attributable to non-controlling interests	11,754	11,335	419	3.7
EBITDA	$616,875	$577,599	$39,276	6.8

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

EBITDA was $616.9 million for the year ended December 31, 2020, an increase of $39.3 million, or 6.8%, as compared to 2019 as set forth in the following table:

Amounts
EBITDA for the year ended December 31, 2019	$577,599
Increase (decrease) in operating income (loss), excluding depreciation and amortization	73,642
Increase (decrease) in foreign currency transaction gains (losses), net	17,605
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	7,467
Decrease (increase) in net loss (income) attributable to non-controlling interests	419
Increase (decrease) in other, net	361
Increase (decrease) in gains (losses) on investments, net	(60,218)
EBITDA for the year ended December 31, 2020	$616,875

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the year ended December 31, 2020, as compared to the year ended December 31, 2019:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2020
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907
Capital expenditures	355,197	41	53,560	408,798
EBITDA	727,608	7,873	(118,606)	616,875

For the year ended December 31, 2019
Total revenue	$1,852,742	$16,257	$17,082	$1,886,081
Capital expenditures	308,781	—	109,293	418,074
EBITDA	625,660	6,994	(55,055)	577,599

Hughes Segment

	For the years ended December 31,		Variance
	2020	2019	Amount	%
Total revenue	$1,860,834	$1,852,742	$8,092	0.4
Capital expenditures	355,197	308,781	46,416	15.0
EBITDA	727,608	625,660	101,948	16.3

Total revenue was $1.9 billion for the year ended December 31, 2020, an increase of $8.1 million, or 0.4%, as compared to 2019.  Services and other revenue increased primarily due to increases in sales of broadband services to our consumer customers of $109.3 million, partially offset by a decrease in sales of services to our enterprise customers of $35.9 million. These variances reflect the negative impact of exchange rate fluctuations of $35.6 million, primarily attributable to our consumer customers. Equipment revenue decreased primarily due to $43.2 million related to the bankruptcy of a certain customer and $38.9 million decreased sales to our international enterprise customers, partially offset by $24.7 million increased sales to our domestic enterprise customers. These variances reflect the negative impact of exchange rate fluctuations of $3.5 million, primarily attributable to our enterprise customers.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Capital expenditures were $355.2 million for the year ended December 31, 2020, an increase of $46.4 million, or 15.0%, as compared to 2019, primarily due to increases in expenditures associated with our consumer business and construction of our satellite-related ground infrastructure.

EBITDA was $727.6 million for the year ended December 31, 2020, an increase of $101.9 million, or 16.3%, as compared to 2019 as set forth in the following table:

Amounts
EBITDA for the year ended December 31, 2019	$625,660
Increase (decrease) in operating income (loss), excluding depreciation and amortization	80,562
Increase (decrease) in foreign currency transaction gains (losses), net	13,298
Increase (decrease) in gains (losses) on investments, net	8,770
Decrease (increase) in net loss (income) attributable to non-controlling interests	419
Increase (decrease) in other, net	255
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,356)
EBITDA for the year ended December 31, 2020	$727,608

ESS Segment

	For the years ended December 31,		Variance
	2020	2019	Amount	%
Total revenue	$17,398	$16,257	$1,141	7.0
Capital expenditures	41	—	41	*
EBITDA	7,873	6,994	879	12.6
*    Percentage is not meaningful

Total revenue was $17.4 million for the year ended December 31, 2020, an increase of $1.1 million, or 7.0%, as compared to 2019, primarily due to an increase in transponder services provided to third parties.

EBITDA was $7.9 million for the year ended December 31, 2020, an increase of $0.9 million, or 12.6%, as compared to 2019, primarily due to the increase in overall ESS revenue.

Corporate and Other

	For the years ended December 31,		Variance
	2020	2019	Amount	%
Total revenue	$9,675	$17,082	$(7,407)	(43.4)
Capital expenditures	53,560	109,293	(55,733)	(51.0)
EBITDA	(118,606)	(55,055)	(63,551)	*

Total revenue was $9.7 million for the year ended December 31, 2020, a decrease of $7.4 million, or 43.4%, as compared to 2019 which was primarily attributable to a decrease in income from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

Capital expenditures were $53.6 million for the year ended December 31, 2020, a decrease of $55.7 million, or 51.0%, as compared to 2019, primarily due to decreases in satellite expenditures on the EchoStar XXIV satellite.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

EBITDA was a loss of $118.6 million for the year ended December 31, 2020, an increased in loss of $63.6 million as compared to 2019 as set forth in the following table:

Amounts
EBITDA for the year ended December 31, 2019	$(55,055)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	8,823
Increase (decrease) in foreign currency transaction gains (losses), net	4,306
Increase (decrease) in other, net	116
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(7,808)
Increase (decrease) in gains (losses) on investments, net	(68,988)
EBITDA for the year ended December 31, 2020	$(118,606)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table presents our consolidated results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018:

	For the years ended December 31,		Variance
Statements of Operations Data (1)	2019	2018	Amount	%
Revenue:
Services and other revenue	$1,619,271	$1,557,228	$62,043	4.0
Equipment revenue	266,810	205,410	61,400	29.9
Total revenue	1,886,081	1,762,638	123,443	7.0
Costs and expenses:
Cost of sales - services and other	561,353	563,907	(2,554)	(0.5)
% of total services and other revenue	34.7%	36.2%
Cost of sales - equipment	226,002	176,600	49,402	28.0
% of total equipment revenue	84.7%	86.0%
Selling, general and administrative expenses	509,145	436,088	73,057	16.8
% of total revenue	27.0%	24.7%
Research and development expenses	25,739	27,570	(1,831)	(6.6)
% of total revenue	1.4%	1.6%
Depreciation and amortization	490,765	457,116	33,649	7.4
Impairment of long-lived assets	—	65,220	(65,220)	(100.0)
Total costs and expenses	1,813,004	1,726,501	86,503	5.0
Operating income (loss)	73,077	36,137	36,940	*
Other income (expense):
Interest income, net	82,352	80,275	2,077	2.6
Interest expense, net of amounts capitalized	(251,016)	(219,288)	(31,728)	14.5
Gains (losses) on investments, net	28,912	(12,622)	41,534	*
Equity in earnings (losses) of unconsolidated affiliates, net	(14,734)	(5,954)	(8,780)	*
Foreign currency transaction gains (losses), net	(11,590)	(15,583)	3,993	(25.6)
Other, net	(166)	11,249	(11,415)	*
Total other income (expense), net	(166,242)	(161,923)	(4,319)	2.7
Income (loss) from continuing operations before income taxes	(93,165)	(125,786)	32,621	(25.9)
Income tax benefit (provision), net	(20,488)	(6,576)	(13,912)	*
Net income (loss) from continuing operations	(113,653)	(132,362)	18,709	(14.1)
Net income (loss) from discontinued operations	39,401	93,729	(54,328)	(58.0)
Net income (loss)	(74,252)	(38,633)	(35,619)	92.2
Less: Net loss (income) attributable to non-controlling interests	11,335	(1,842)	13,177	*
Net income (loss) attributable to EchoStar Corporation common stock	$(62,917)	$(40,475)	$(22,442)	55.4

Other data:
EBITDA (2)	$577,599	$468,501	$109,098	23.3
Subscribers, end of period	1,477,000	1,361,000	116,000	8.5
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Services and other revenue.  Services and other revenue totaled $1.6 billion for the year ended December 31, 2019, an increase of $62.0 million, or 4.0%, as compared to 2018.

•Services and other revenue from our Hughes segment for the year ended December 31, 2019 increased by $74.9 million, or 5.0%, to $1.6 billion, as compared to 2018. The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $102.0 million, primarily offset by a decrease in sales of services to our enterprise customers of $30.7 million.

•Services and other revenue from our ESS segment for the year ended December 31, 2019 decreased by $11.0 million, or 40.3%, to $16.3 million, as compared to 2018. The decrease was due to a decrease of $9.2 million in transponder services provided to third parties and a decrease of $1.6 million in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Equipment revenue.  Equipment revenue totaled $266.8 million for the year ended December 31, 2019, an increase of $61.4 million, or 29.9%, as compared to 2018. The increase was primarily attributable to our Hughes segment due to increases in hardware sales of $45.9 million to our enterprise customers and $15.5 million to our mobile satellite systems customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $561.4 million for the year ended December 31, 2019, a decrease of $2.6 million, or 0.5%, as compared to 2018. The decrease was primarily attributable to our Hughes segment due to lower costs of services provided to our enterprise customers, partially offset by an increase in costs of services to our consumer customers.

Cost of sales - equipment. Cost of sales - equipment totaled $226.0 million for the year ended December 31, 2019, a decrease of $49.4 million, or 28.0%, as compared to 2018. The increase was primarily attributable to our Hughes segment due to an increase in hardware sales to our enterprise customers and our mobile satellite systems customers.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $509.1 million for the year ended December 31, 2019, an increase of $73.1 million, or 16.8%, as compared to 2018. The increase was primarily attributable to increases in (i) expense of $32.5 million related to certain legal proceedings, (ii) marketing and promotional expenses of $22.5 million from our Hughes segment mainly associated with our consumer business, (iii) bad debt expense of $5.0 million and (iv) other general and administrative expenses of $13.1 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $490.8 million for the year ended December 31, 2019, an increase of $33.6 million, or 7.4%, as compared to 2018. The increase was primarily from our Hughes segment and due to increases in depreciation expense of (i) $20.2 million relating to our customer premises equipment, (ii) $4.8 million relating the Telesat T19V satellite that was placed into service in the fourth quarter of 2018, (iii) $3.1 million relating to the decrease in depreciable life of the SPACEWAY 3 satellite and (iv) $2.0 million relating to the depreciation of assets acquired from Yahsat in Brazil.

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

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $251.0 million for the year ended December 31, 2019, an increase of $31.7 million, or 14.5%, as compared to 2018. The increase was primarily due to an increase of $76.3 million in interest expense associated with certain legal proceedings. The increase was partially offset by a decrease of $39.1 million in interest expense and the amortization of deferred financing cost as a result of the repurchase and maturity of our 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) and a net increase of $4.3 million in capitalized interest relating to the construction of the EchoStar XXIV satellite.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $28.9 million for the year ended December 31, 2019, as compared to $(12.6) million for the year ended December 31, 2018. The change was primarily attributable to an increase in gains on marketable investment securities of $78.2 million in 2019, partially offset by $36.7 million in losses on certain investments in 2019.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in losses of unconsolidated affiliates, net totaled $(14.7) million for the year ended December 31, 2019, as compared to $(6.0) million for the year ended December 31, 2018. The change was primarily related to an increase in loss from our equity method investments. Additionally, in the fourth quarter of 2019, we changed our accounting policy to record our share of net earnings or losses of investees on a three-month lag.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $(11.6) million for the year ended December 31, 2019, as compared to $(15.6) million for the year ended December 31, 2018. The change was primarily due to the net strengthening of the U.S. dollar against certain foreign currencies in 2019 compared to 2018.

Other, net.  Other, net totaled $(0.2) million for the year ended December 31, 2019, as compared to $11.2 million for the year ended December 31, 2018. The decrease in income of $11.4 million was primarily due to a net gain of $9.6 million due to the one-time settlement of certain amounts due to and from a third party vendor in 2018 and a net decrease of $2.8 million in dividends received from certain marketable equity securities in 2019 compared to 2018.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(20.5) million for the year ended December 31, 2019, as compared to $(6.6) million for the year ended December 31, 2018. Our effective income tax rate was (59.8)% and (5.5)% for the years ended December 31, 2019 and 2018, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2019 were primarily due to the increase in our valuation allowance associated with certain foreign losses and by the impact of state and local taxes partially offset by the change in valuation allowance related to net unrealized gains that are capital in nature and research and experimentation credits. For the year ended December 31, 2018, we recorded a tax provision of zero related to the tax on deemed mandatory repatriation of our unrepatriated foreign earnings. As a result of the release of new treasury regulations in June 2019, we have recorded additional tax expense of $1.5 million on deemed mandatory repatriation of certain deferred foreign earnings. The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2018 were primarily due to research and experimentation credits and the change in our valuation allowance associated with unrealized gains that are capital in nature, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net income (loss) attributable to EchoStar Corporation common stock. Net income (loss) attributable to EchoStar Corporation common stock was a net loss of $(62.9) million for the year ended December 31, 2019, as compared to net income of $(40.5) million for the year ended December 31, 2018, as set forth in the following table:

Amounts
Net income (loss) attributable to EchoStar Corporation for the year ended December 31, 2018	$(40,475)
Increase (decrease) in gains (losses) on investments, net	41,534
Increase (decrease) in operating income (loss), including depreciation and amortization	36,940
Decrease (increase) in net loss (income) attributable to non-controlling interests	13,177
Increase (decrease) in foreign currency transaction gains (losses), net	3,993
Increase (decrease) in interest income, net	2,077
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(8,780)
Increase (decrease) in other, net	(11,415)
Decrease (increase) in income tax benefit (provision), net	(13,912)
Decrease (increase) in interest expense, net of amounts capitalized	(31,728)
Increase (decrease) in net income (loss) from discontinued operations	(54,328)
Net income (loss) attributable to EchoStar Corporation for the year ended December 31, 2019	$(62,917)

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below. The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the Years Ended December 31,		Variance
	2019	2018	Amounts	%
Net income (loss)	$(74,252)	$(38,633)	$(35,619)	92.2
Interest income, net	(82,352)	(80,275)	(2,077)	2.6
Interest expense, net of amounts capitalized	251,016	219,288	31,728	14.5
Income tax provision (benefit), net	20,488	6,576	13,912	*
Depreciation and amortization	490,765	457,116	33,649	7.4
Net loss (income) from discontinued operations	(39,401)	(93,729)	54,328	(58.0)
Net loss (income) attributable to non-controlling interests	11,335	(1,842)	13,177	*
EBITDA	$577,599	$468,501	$109,098	23.3
*    Percentage is not meaningful.

EBITDA was $577.6 million for the year ended December 31, 2019, an increase of $109.1 million, or 23.3%, as compared to 2018 as set forth in the following table:

Amounts
EBITDA for the year ended EBITDA for the year ended December 31, 2018	$468,501
Increase (decrease) in operating income (loss), excluding depreciation and amortization	70,589
Increase (decrease) in gains (losses) on investments, net	41,534
Decrease (increase) in net loss (income) attributable to non-controlling interests	13,177
Increase (decrease) in foreign currency transaction gains (losses), net	3,993
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(8,780)
Increase (decrease) in other, net	(11,415)
EBITDA for the year ended EBITDA for the year ended December 31, 2019	$577,599

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the year ended December 31, 2019 compared to the year ended December 31, 2018. Capital expenditures in the table below are net of refunds and other receipts related to property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2019
Total revenue	$1,852,742	$16,257	$17,082	$1,886,081
Capital expenditures	308,781	—	109,293	418,074
EBITDA	625,660	6,994	(55,055)	577,599

For the year ended December 31, 2018
Total revenue	$1,716,528	$27,231	$18,879	$1,762,638
Capital expenditures	390,108	(76,757)	164,091	477,442
EBITDA	601,319	17,764	(150,582)	468,501

Hughes Segment

	For the years ended December 31,		Variance
	2019	2018	Amount	%
Total revenue	$1,852,742	$1,716,169	$136,214	7.9
Capital expenditures	308,781	390,108	(81,327)	(20.8)
EBITDA	625,660	601,319	24,341	4.0

Total revenue was $1.9 billion for the year ended December 31, 2019, an increase of $136.2 million, or 7.9%, as compared to 2018.  The increase was primarily due to an increase of $102.0 million in sales of broadband services to our consumer customers and net increases in hardware sales of $45.9 million to our enterprise customers and $15.5 million to our mobile satellite systems customers. The increase was partially offset by a decrease of $30.7 million in sales of services to our enterprise customers.

Capital expenditures were $308.8 million for the year ended December 31, 2019, a decrease of $81.3 million, or 20.8%, as compared to 2018, primarily due to net decreases in capital expenditures associated with the construction and infrastructure of our satellites and in our consumer and enterprise businesses.

EBITDA was $625.7 million for the year ended December 31, 2019, an increase of $24.3 million, or 4.0%, as compared to 2018, as set forth in the following table:

Amounts
EBITDA for the year ended EBITDA for the year ended December 31, 2018	$601,319
Increase (decrease) in operating income (loss), excluding depreciation and amortization	23,115
Decrease (increase) in net loss (income) attributable to non-controlling interests	13,177
Increase (decrease) in foreign currency transaction gains (losses), net	2,614
Increase (decrease) in other, net	(198)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(5,477)
Increase (decrease) in gains (losses) on investments, net	(8,890)
EBITDA for the year ended EBITDA for the year ended December 31, 2019	$625,660

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

ESS Segment

	For the Years Ended December 31,		Variance
	2019	2018	Amounts	%
Total Revenue	$16,257	$27,009	$(10,974)	(40.3)
Capital Expenditures	—	(76,757)	76,757	(100.0)
EBITDA	6,994	17,764	(10,770)	(60.6)

Total revenue was $16.3 million for the year ended December 31, 2019, a decrease of $11.0 million, or 40.3%, as compared to 2018. The decrease was attributable to a net decrease of $9.2 million in transponder services provided to third parties and a decrease of $1.6 million in satellite capacity leased to DISH Network on the EchoStar IX satellite.

There were no capital expenditures for the year ended for the year ended December 31, 2019, as there were no new satellites under construction in our ESS segment during the year. The negative capital expenditure in 2018 for $76.8 million is primarily driven by a reimbursement of $77.5 million related to the EchoStar 105/SES-11 satellite received in the first quarter of 2018.

EBITDA was $7.0 million for the year ended December 31, 2019, a decrease of $10.8 million, or 60.6%, as compared to 2018, primarily due to the decrease in overall ESS revenue.

Corporate and Other

	For the Years Ended December 31,		Variance
	2019	2018	Amounts	%
Total revenue	$17,082	$19,460	$(1,797)	(9.5)
Capital expenditures	109,293	164,091	(54,798)	(33.4)
EBITDA	(55,055)	(150,582)	95,527	(63.4)

Capital expenditures were $109.3 million for the year ended December 31, 2019, a decrease of $54.8 million, or 33.4%, as compared to 2018, primarily due to decreases in satellite expenditures on the EchoStar XXIV satellite.

EBITDA was $(55.1) million for the year ended December 31, 2019, an increase of $95.5 million, or 63.4%, as compared to 2018, as set forth in the following table:

Amounts
EBITDA for the year ended December 31, 2018	$(150,582)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	58,246
Increase (decrease) in gains (losses) on investments, net	50,424
Increase (decrease) in foreign currency transaction gains (losses), net	1,379
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(3,303)
Increase (decrease) in other, net	(11,219)
EBITDA for the year ended December 31, 2019	$(55,055)

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

As of December 31, 2020 and 2019, our cash, cash equivalents and marketable investment securities totaled $2.5 billion and $2.5 billion, respectively, of which $1.6 billion and $0.9 billion, respectively, we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities, which include results from continuing and discontinued operations, for the years ended December 31, 2020, 2019 and 2018.

Cash Flow Activities

Cash Flows from Operating Activities

We typically reinvest the cash flow from operating activities in our business.  For the years ended December 31, 2020, 2019 and 2018, we reported net cash flows from operating activities of $534.4 million, $656.3 million and $734.5 million, respectively.

For the year ended December 31, 2020, we reported net cash flows from operating activities of $534.4 million, a decrease of $121.9 million, as compared to 2019. The decrease was primarily attributable to lower net income, as adjusted to exclude (i) Depreciation and amortization; (ii) Impairment of long-lived assets; (iii) Losses (gains) on investments, net; (iv) Equity in earnings of unconsolidated affiliates, net; (v) Foreign currency transaction (gains) losses, net; (vi) Deferred tax provision (benefit), net; (vii) Stock-based compensation; (viii) Amortization of debt issuance costs; and (ix) changes in Other, net, of $42.0 million. The decrease in cash flows was also attributable to a decrease of $80.0 million resulting from timing differences in operating assets and liabilities.

For the year ended December 31, 2019, we reported net cash flows from operating activities of $656.3 million, a decrease of $78.2 million, as compared to 2018. The decrease was primarily attributable to lower net income, as adjusted to exclude (i) Depreciation and amortization; (ii) Impairment of long-lived assets; (iii) Losses (gains) on investments, net; (iv) Equity in earnings of unconsolidated affiliates, net; (v) Foreign currency transaction (gains) losses, net; (vi) Dividends received from unconsolidated entity; and (viii) changes in Other, net, of $141.1 million. The decrease in cash flows was partially offset by an increase of $62.9 million resulting from timing differences in operating assets and liabilities.

Cash Flows from Investing Activities

Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the years ended December 31, 2020, 2019 and 2018, we reported net cash flows from investing activities of $(1.1) billion, $0.8 billion and $(2.1) billion, respectively.

For the year ended December 31, 2020, we had net sales and maturities of marketable investment securities of $2.1 billion, partially offset by net purchases of marketable investment securities of $2.8 billion, expenditures for property and equipment of $408.8 million, expenditures of externally marketed software of $38.7 million, and purchase of other investments of $5.5 million.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

For the year ended December 31, 2018, we had net purchases of marketable investment securities of $3.0 billion, expenditures for property and equipment of $555.1 million and investments in unconsolidated affiliates of $116.0 million, partially offset by net sales and maturities of marketable investment securities of $1.5 billion, and a reimbursement of $77.5 million related to the EchoStar 105/SES-11 satellite.

Cash Flows from Financing Activities

Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and finance lease obligations, payments relating to stock and debt repurchases and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan.  For the years ended December 31, 2020, 2019 and 2018, we reported net cash flows from financing activities of $(15.6) million, $(885.3) million and $(136.6) million, respectively.

For the year ended December 31, 2020, we had cash outflows of $43.5 million for the repurchase of shares of our Class A common stock, partially offset by cash inflows of $18.2 million for the contribution by noncontrolling interest holder and $10.1 million in net proceeds received from Class A common stock issued under the Employee Stock Purchase Plan.

For the year ended December 31, 2019, we had cash outflows of $920.9 million for the repurchasing and maturity of debt, $29.3 million for the payment of finance lease obligations and $7.3 million for the purchase of non-controlling shareholder interests in a subsidiary of ours that were held by an unaffiliated third party, partially offset by $67.3 million in net proceeds received from the exercise of Class A common stock options.

For the year ended December 31, 2018, we had cash outflows of $70.2 million for the repurchasing and maturity of debt, $41.0 million for the payment of finance lease obligations and $33.3 million for the repurchase of shares of Class A common stock, partially offset by $9.4 million in net proceeds received from the exercise of Class A common stock options.

Obligations and Future Capital Requirements

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due in the Years Ending December 31,
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt	$2,400,000	$900,000	$—	$—	$—	$—	$1,500,000
Interest on long-term debt	568,711	123,396	89,063	89,063	89,063	89,063	89,063
Satellite-related commitments	487,665	223,528	73,412	22,778	20,743	21,487	125,717
Operating lease obligations	176,001	21,051	20,409	19,628	16,364	12,355	86,194
Finance lease obligations	608	472	136	—	—	—	—
Total	$3,632,985	$1,268,447	$183,020	$131,469	$126,170	$122,905	$1,800,974

The table above does not include amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our non-current liabilities as the timing of any payments is uncertain. The table also excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments. Additionally, our satellite-related commitments include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to the EchoStar XXIV launch contract, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

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

As of December 31, 2020, we had foreign currency forward contracts with a notional value of $12.1 million in place to partially mitigate foreign currency exchange risk. From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Letters of Credit

The following table presents the components of our letters of credit as of December 31, 2020:

Amounts
Restricted cash	$9,159
Insurance bonds	19,251
Credit arrangement available to our foreign subsidiaries	31,210
Total letters of credit	$59,620

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

We have a significant amount of outstanding indebtedness. As of December 31, 2020, our total indebtedness was $2.4 billion. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements and the design and construction of our new EchoStar XXIV satellite. Our 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Notes”) with an outstanding principal balance of $900.0 million mature and are due and payable in June 2021. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material.

In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets. Other aspects of our business operations may also require additional capital. We also expect to owe U.S. Federal income tax for 2021.

We anticipate that our existing cash and marketable investment securities are sufficient to repay our 2021 Notes that mature and are due and payable in June 2021 and to fund the currently anticipated operations of our business through the next twelve months.

Stock Repurchases

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2020. On October 29, 2020, our Board of Directors terminated its prior authorization and authorized us to repurchase, pursuant to its new authorization, up to $500.0 million of our Class A common stock through and including December 31, 2021. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the year ended December 31, 2020, we repurchased 1,905,906 shares of our Class A common stock under this program. From January 1, 2021 through February 11, 2021, we repurchased 2,851,841 shares of our Class A common stock under this program.

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

Impairment of Assets

Impairment of long-lived assets

We evaluate our long-lived assets other than goodwill and intangible assets with indefinite lives for impairment whenever events and changes in circumstances indicate that their carrying amounts may not be recoverable.  The carrying amount of a long-lived asset or asset group is considered to not be recoverable when the market value or estimated future undiscounted cash flows from such asset or asset group is less than its carrying amount.  In that event, an impairment loss is recorded in the determination of operating income based on the amount by which the carrying amount exceeds the estimated fair value of the long-lived asset or asset group.  The estimated fair value is determined primarily using market value or cash flow techniques reflecting the estimated cash flows and discount rate that would be assumed by a market participant for the asset or asset group under review.  Our discounted cash flow estimates typically include assumptions based on unobservable inputs and may reflect probability-weighting of alternative scenarios.  Estimated losses on long-lived assets to be disposed of by sale may be determined in a similar manner, except that fair value estimates are reduced for estimated selling costs.  Changes in estimates of future cash flows, discount rates and other assumptions could result in recognition of additional impairment losses in future periods.

We evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or whenever events and changes in circumstances indicate the carrying amounts may not be recoverable. Our impairment assessment typically begins with a qualitative assessment to determine whether it is more likely than not the fair value of the indefinite lived asset or reporting unit is less than its carrying amount. The qualitative assessment includes comparing the overall financial performance against the planned results. Additionally, fair value is assessed under certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events which requires significant judgment. If we determine in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then we estimate the fair value using discounted cash flows or market value and compare the estimated fair value to its carrying value. If the carrying value exceeds the fair value, then an impairment is recognized for the difference.

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

Our ESS segment is not generally affected by seasonal impacts.

We cannot predict with any certainty whether these trends will continue in the near future as the economy and our customers react to the COVID-19 pandemic and experience associated disruptions and dislocations.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2020, our cash, cash equivalents and current marketable investment securities had a fair value of $2.5 billion. Of this amount, a total of $2.5 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $2.5 billion as of December 31, 2020, a hypothetical 10% change in average interest rates during 2020 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2020 of 0.93%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2020 would have resulted in a decrease of $2.2 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2020, we held investments in the publicly traded securities of several companies with a fair value of $24.4 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have historically experienced, and continue to experience volatility. The fair value of these investments are subject to significant fluctuations in fair value and can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists primarily of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments during 2020 would have resulted in a decrease of $2.4 million in the fair value of these investments.

Other Investments

As of December 31, 2020, we had $133.9 million of other equity investments and other debt investments of privately held companies that we hold for strategic business purposes. The fair value of these investments is not readily determinable. We periodically review these investments and may adjust the carrying amount to their estimated fair value when there are indications of impairment, observable prices changes for the investments or observable transactions of the same investments. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments during 2020 would have resulted in a decrease of $13.4 million in the value of these investments.

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

Foreign Currency Exchange Risk

Our international business is conducted in a variety of foreign currencies with our largest exposures being to the Brazilian real, the Indian rupee, European euro and the British pound. Transactions in foreign currencies are converted into U.S. dollars using exchange rates in effect on the dates of the transactions. This exposes us to fluctuations in foreign currency exchange rates.

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2020, we had foreign currency forward contracts with a notional value of $12.1 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2020. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2020 would have resulted in an estimated loss to the cumulative translation adjustment of $60.8 million as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Form 10-K.

ITEM 9B.     OTHER INFORMATION

Financial Results

On February 23, 2021, we issued a press release (the “Press Release”) announcing our financial results for the quarter and year ended December 31, 2020. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors and corporate governance will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2020, under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2020, under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2020, under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2020, under the caption “Certain Relationships and Related Party Transactions,” which information is hereby incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2020, under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

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

4.25*
Description of our Capital Stock ((incorporated by reference to Exhibit 4.25 to EchoStar Corporations’ Annual Report on Form 10-K for the year ended December 31, 2019, filed February 20, 2020, Commission File No. 001-33807).

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

10.6*
Employment Agreement, dated as of April 23, 2005 between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to Hughes Communications Inc.’s Registration Statement on Form S-1, filed December 5, 2005, Commission File No. 333-130136).**

10.7*
Amendment to Employment Agreement, dated as of December 23, 2010 between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to Hughes Communications Inc.’s Annual Report on Form 10-K, filed March 7, 2011, Commission File No. 001-33040).**

10.8*
Amendment to Employment Agreement, dated as of April 1, 2016, between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.1 EchoStar Corporation’s Current Report on Form 8-K, filed April 6, 2016, Commission File No. 001-33807).**

10.9*
Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 6, 2015, Commission File No. 001-33807).**

10.10*
Form of Stock Option Agreement for 2008 Stock Incentive Plan (1999) (incorporated by reference to Exhibit 10.39 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.11*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2008) (incorporated by reference to Exhibit 10.40 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.12*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2008) (incorporated by reference to Exhibit 10.41 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.13*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2014) (incorporated by reference to Exhibit 10.42 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.14*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2014) (incorporated by reference to Exhibit 10.43 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807). **

10.15*
Form of Non-Employee Director Stock Option Agreement for 2008 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.44 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807). **

10.16*
Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (2011) (incorporated by reference to Exhibit 10.45 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.17*
EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of May 4, 2016 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Current Report on Form 8-K, filed May 5, 2016, Commission File No. 001-33807).**

10.18*
Share Exchange Agreement among DISH Network Corporation, DISH Network L.L.C., DISH Operating L.L.C., EchoStar Corporation, EchoStar Broadcasting Holding Parent L.L.C., EchoStar Broadcasting Holding Corporation, EchoStar Technologies Holding Corporation, and EchoStar Technologies L.L.C., dated as of January 31, 2017 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed May 10, 2017, Commission File No. 001-33807. ***/****

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

10.28*
Amendment to EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, dated November 1, 2018 (incorporated by reference to Exhibit 10.35 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 21, 2019, Commission File No. 001-33807).**

10.29*
Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of April 30, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 8, 2019, Commission File No. 001-33807).**

10.30*
Contract between EchoStar XXIV L.L.C. and Space Systems/Loral, LLC (currently known as Maxar Space LLC) for the Jupiter 3 Satellite programs, dated as April 19, 2017 (incorporated by reference to Exhibit 10.30 to EchoStar Corporations’ Annual Report on Form 10-K for the year ended December 31, 2019, filed February 20, 2020, Commission File No. 001-33807). ***/****

10.31*
Amendment to EchoStar Non-Qualified Plan – Executive Plan and Adoption Agreement, dated October 21, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020, Commission File No. 001-33807). **

10.32*
Amendment No. 1 to Contract between EchoStar XXIV L.L.C. and SpaceSystems/Loral, LLC (currently known as Maxar Space LLC) for the Jupiter 3 Satellite Program, dated October 1, 2018 (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020. Commission File No. 001-33807). ****

21(H)	Subsidiaries of EchoStar Corporation.
23(H)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24(H)	Powers of Attorney of Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, Jeffrey R. Tarr, C. Michael Schroeder and William David Wade.
99.1(I)	Press release dated February 23, 2021 issued by EchoStar Corporation regarding financial results for the quarter and full year ended December 31, 2020.
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)    Filed herewith.
(I)    Furnished herewith.
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

Date:  February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 23, 2021
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer,
David J. Rayner	Chief Operating Officer and Treasurer	February 23, 2021
(Principal Financial and Accounting Officer)

*	Chairman	February 23, 2021
Charles W. Ergen

*	Director	February 23, 2021
R. Stanton Dodge

*	Director	February 23, 2021
Anthony M. Federico

*	Director	February 23, 2021
Pradman P. Kaul

*	Director	February 23, 2021
Jeffrey R. Tarr

*	Director	February 23, 2021
C. Michael Schroeder

*	Director	February 23, 2021
William David Wade

* By:	/s/ Dean A. Manson
Dean A. Manson
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
EchoStar Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, in 2019, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of related party transactions with DISH Network Corporation

As discussed in Note 22 to the consolidated financial statements, a substantial majority of the voting power of the shares of both the Company and DISH Network Corporation and subsidiaries (DISH) is owned beneficially by the Chairman of the Company. The Company has engaged, and continues to engage, in related party transactions with DISH.

We identified the evaluation of the identification of related party transactions with DISH as a critical audit matter. Subjective auditor judgment was required in assessing the sufficiency of the results of the procedures performed to determine such transactions were identified by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s related party process, including controls related to the identification of the Company’s related party transactions with DISH. We evaluated the identification of related party transactions with DISH by:
–confirming related party amounts between DISH and the Company with DISH;
–reading public filings from the Company, DISH, and external news for information related to transactions between the Company and DISH;
–reading the Company’s minutes from meetings of the Board of Directors;
–performing a keyword search on the Company’s customer and vendor databases for new relationships with DISH;
–reading new agreements and contracts with DISH;
–inquiring of executive officers, key members of the Company, and the Board of Directors; and
–reading the transcripts to quarterly earnings conference calls for the Company and DISH.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over the identification of related party transactions with DISH.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Denver, Colorado
February 23, 2021

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$896,005	$1,519,431
Marketable investment securities	1,638,271	940,623
Trade accounts receivable and contract assets, net	183,989	196,629
Other current assets, net	189,821	179,531
Total current assets	2,908,086	2,836,214
Non-current assets:
Property and equipment, net	2,390,313	2,528,738
Operating lease right-of-use assets	128,303	114,042
Goodwill	511,597	506,953
Regulatory authorizations, net	478,762	478,598
Other intangible assets, net	18,433	29,507
Other investments, net	284,937	325,405
Other non-current assets, net	352,921	334,841
Total non-current assets	4,165,266	4,318,084
Total assets	$7,073,352	$7,154,298

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$122,366	$124,080
Current portion of long-term debt, net	898,237	—
Contract liabilities	104,569	101,060
Accrued expenses and other current liabilities	299,999	270,879
Total current liabilities	1,425,171	496,019
Non-current liabilities:
Long-term debt, net	1,495,256	2,389,168
Deferred tax liabilities, net	359,896	351,692
Operating lease liabilities	114,886	96,941
Other non-current liabilities	70,893	74,925
Total non-current liabilities	2,040,931	2,912,726
Total liabilities	3,466,102	3,408,745

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both December 31, 2020 and 2019	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 57,254,201 shares issued and 48,863,374 shares outstanding at December 31, 2020 and 56,592,251 shares issued and 50,107,330 shares outstanding at December 31, 2019	57	57
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both December 31, 2020 and 2019	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both December 31, 2020 and 2019	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both December 31, 2020 and 2019	—	—
Additional paid-in capital	3,321,426	3,290,483
Accumulated other comprehensive income (loss)	(187,876)	(122,138)
Accumulated earnings (losses)	583,591	632,809
Treasury stock, at cost	(174,912)	(131,454)
Total EchoStar Corporation stockholders' equity	3,542,334	3,669,805
Non-controlling interests	64,916	75,748
Total stockholders' equity	3,607,250	3,745,553
Total liabilities and stockholders' equity	$7,073,352	$7,154,298

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	For the years ended December 31,
	2020	2019	2018
Revenue:
Services and other revenue	$1,682,304	$1,619,271	$1,557,228
Equipment revenue	205,603	266,810	205,410
Total revenue	1,887,907	1,886,081	1,762,638
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	577,943	561,353	563,907
Cost of sales - equipment (exclusive of depreciation and amortization)	166,435	226,002	176,600
Selling, general and administrative expenses	474,912	509,145	436,088
Research and development expenses	29,448	25,739	27,570
Depreciation and amortization	525,011	490,765	457,116
Impairment of long-lived assets	1,685	—	65,220
Total costs and expenses	1,775,434	1,813,004	1,726,501
Operating income (loss)	112,473	73,077	36,137
Other income (expense):
Interest income, net	39,982	82,352	80,275
Interest expense, net of amounts capitalized	(147,927)	(251,016)	(219,288)
Gains (losses) on investments, net	(31,306)	28,912	(12,622)
Equity in earnings (losses) of unconsolidated affiliates, net	(7,267)	(14,734)	(5,954)
Foreign currency transaction gains (losses), net	6,015	(11,590)	(15,583)
Other, net	195	(166)	11,249
Total other income (expense), net	(140,308)	(166,242)	(161,923)
Income (loss) from continuing operations before income taxes	(27,835)	(93,165)	(125,786)
Income tax benefit (provision), net	(24,069)	(20,488)	(6,576)
Net income (loss) from continuing operations	(51,904)	(113,653)	(132,362)
Net income (loss) from discontinued operations	—	39,401	93,729
Net income (loss)	(51,904)	(74,252)	(38,633)
Less: Net loss (income) attributable to non-controlling interests	11,754	11,335	(1,842)
Net income (loss) attributable to EchoStar Corporation common stock	$(40,150)	$(62,917)	$(40,475)

Earnings (losses) per share - Class A and B common stock:
Basic and diluted earnings (losses) from continuing operations per share	$(0.41)	$(1.06)	$(1.39)
Total basic and diluted earnings (losses) per share	$(0.41)	$(0.65)	$(0.42)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Net income (loss)	$(51,904)	$(74,252)	$(38,633)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(83,736)	2,845	(34,399)
Unrealized gains (losses) on available-for-sale securities	(253)	2,571	(962)
Other	2,614	1,466	(1,910)
Amounts reclassified to net income (loss):
Foreign currency translation realized on impairment of long lived assets	—	—	32,136
Realized losses (gains) on available-for-sale debt securities	(2)	(592)	—
Other-than-temporary impairment loss on available-for-sale securities	—	—	(278)
Total other comprehensive income (loss), net of tax	(81,377)	6,290	(5,413)
Comprehensive income (loss)	(133,281)	(67,962)	(44,046)
Less: Comprehensive income (loss) attributable to non-controlling interests	27,392	(8,007)	453
Comprehensive income (loss) attributable to EchoStar Corporation	$(160,673)	$(59,955)	$(44,499)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Stock, at cost	Non-controlling Interests	Total
Balance, December 31, 2017	$102	$3,669,461	$(130,154)	$721,316	$(98,162)	$14,822	$4,177,385
Cumulative effect of accounting changes	—	—	10,467	12,656	—	—	23,123
Balance, January 1, 2018	102	3,669,461	(119,687)	733,972	(98,162)	14,822	4,200,508
Issuances of Class A common stock:
Exercise of stock options	—	4,404	—	—	—	—	4,404
Employee benefits	—	7,605	—	—	—	—	7,605
Employee Stock Purchase Plan	—	9,368	—	—	—	—	9,368
Stock-based compensation	—	9,990	—	—	—	—	9,990
Other comprehensive income (loss)	—	—	(3,462)	—	—	(1,389)	(4,851)
Net income (loss)	—	—	—	(40,475)	—	1,842	(38,633)
Treasury share repurchase	—	—	—	—	(33,292)	—	(33,292)
Other, net	—	1,694	(1,951)	632	—	—	375
Balance, December 31, 2018	102	3,702,522	(125,100)	694,129	(131,454)	15,275	4,155,474
Issuances of Class A common stock:
Exercise of stock options	3	67,307	—	—	—	—	67,310
Employee benefits	—	6,654	—	—	—	—	6,654
Employee Stock Purchase Plan	—	9,778	—	—	—	—	9,778
Stock-based compensation	—	9,353	—	—	—	—	9,353
Purchase of non-controlling interest	—	(833)	—	—	—	(6,480)	(7,313)
Net assets distributed pursuant to the BSS Transaction	—	(532,747)	—	—	—	—	(532,747)
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	29,576	—	—	—	73,199	102,775
Other comprehensive income (loss)	—	—	2,962	—	—	3,328	6,290
Net income (loss)	—	—	—	(62,917)	—	(11,335)	(74,252)
Other, net	—	(1,127)	—	1,597	—	1,761	2,231
Balance, December 31, 2019	105	3,290,483	(122,138)	632,809	(131,454)	75,748	3,745,553
Cumulative effect of accounting changes				(9,068)		(240)	(9,308)
Balance, January 1, 2020	105	3,290,483	(122,138)	623,741	(131,454)	75,508	3,736,245
Issuances of Class A common stock:
Exercise of stock options	—	855	—	—	—	—	855
Employee benefits	—	6,921	—	—	—	—	6,921
Employee Stock Purchase Plan	—	10,109	—	—	—	—	10,109
Stock-based compensation	—	8,887	—	—	—	—	8,887
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	4,338		—	—	(1,580)	2,758
Contribution by non-controlling interest holder	—	—	—	—	—	18,241	18,241
Other comprehensive income (loss)	—	—	(65,738)	—	—	(15,631)	(81,369)
Net income (loss)	—	—	—	(40,150)	—	(11,754)	(51,904)
Treasury share repurchase	—	—	—	—	(43,458)	—	(43,458)
Other, net	—	(167)		—	—	132	(35)
Balance, December 31, 2020	$105	$3,321,426	$(187,876)	$583,591	$(174,912)	$64,916	$3,607,250

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(51,904)	$(74,252)	$(38,633)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	525,011	588,200	598,178
Impairment of long-lived assets	1,685	—	65,220
Losses (gains) on investments, net	31,306	(28,912)	12,109
Equity in losses (earnings) of unconsolidated affiliates, net	7,267	14,734	6,037
Foreign currency transaction losses (gains), net	(6,015)	11,590	15,583
Deferred tax provision (benefit), net	18,147	32,542	26,327
Stock-based compensation	8,887	9,353	9,990
Amortization of debt issuance costs	4,324	5,912	7,923
Dividends received from unconsolidated affiliates	—	2,716	10,000
Other, net	(12,501)	6,297	(3,489)
Changes in assets and current liabilities, net:
Trade accounts receivable and contract assets, net	2,237	8,289	(17,842)
Other current assets, net	(12,984)	(39,190)	18,577
Trade accounts payable	(12,339)	13,149	9,562
Contract liabilities	3,509	26,376	7,867
Accrued expenses and other current liabilities	42,822	66,352	12,183
Non-current assets and non-current liabilities, net	(15,064)	13,166	(5,070)
Net cash flows from operating activities	534,388	656,322	734,522

Cash flows from investing activities:
Purchases of marketable investment securities	(2,799,838)	(993,369)	(2,973,254)
Sales and maturities of marketable investment securities	2,110,336	2,391,220	1,498,463
Expenditures for property and equipment	(408,798)	(418,584)	(555,141)
Expenditures for externally marketed software	(38,655)	(29,310)	(31,639)
Purchase of other investments	(5,500)	(93,687)	—
Investments in unconsolidated affiliates	—	(2,149)	(115,991)
Purchases of regulatory authorizations	—	(34,447)	—
Refunds and other receipts related to property and equipment	—	—	77,524
Dividend received from unconsolidated affiliate	—	2,284	—
Sale of investment in unconsolidated affiliates	—	—	1,558
Net cash flows from investing activities	(1,142,455)	821,958	(2,098,480)

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	—	(920,923)	(70,173)
Repayment of other long-term debt and finance lease obligations	(811)	(29,347)	(41,019)
Payment of in-orbit incentive obligations	(1,554)	(5,447)	(5,350)
Net proceeds from Class A common stock options exercised	855	67,337	4,424
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	10,109	9,779	9,368
Treasury share purchase	(43,458)	—	(33,292)
Contribution by non-controlling interest holder	18,241	—	—
Purchase of non-controlling interest	—	(7,313)	—
Other, net	998	603	(521)
Net cash flows from financing activities	(15,620)	(885,311)	(136,563)

Effect of exchange rates on cash and cash equivalents	(1,390)	(575)	(2,233)
Net increase (decrease) in cash and cash equivalents	(625,077)	592,394	(1,502,754)
Cash and cash equivalents, including restricted amounts, beginning of period	1,521,889	929,495	2,432,249
Cash and cash equivalents, including restricted amounts, end of period	$896,812	$1,521,889	$929,495

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and; (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 20. Segment Reporting for further detail.

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

The BSS Transaction was structured in a manner intended to be tax-free to us and our stockholders for U.S. federal income tax purposes and was accounted for as a spin-off to our shareholders as we did not receive any consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the years ended December 31, 2019 and 2018, as presented in these Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements’).

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We utilize the highest level of inputs available according to the following hierarchy in determining fair value:

•Level 1 - Defined as observable inputs being quoted prices in active markets for identical assets;
•Level 2 - Defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3 - Defined as unobservable inputs for which little or no market data exists, consistent with characteristics of the asset or liability that would be considered by market participants in a transaction to purchase or sell the asset or liability.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the carrying amounts of our cash and cash equivalents, trade accounts receivable and contract assets, net, trade accounts payable, and accrued expenses and other current liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Operating lease revenue is generally recognized on a straight-line basis over the lease term. Sales-type lease revenue and a corresponding receivable generally are recognized at lease commencement based on the present value of the future lease payments and related interest income on the receivable is recognized over the lease term. Payments under sales-type leases are discounted using the interest rate implicit in the lease or our incremental borrowing rate if the interest rate implicit in the lease cannot be reasonably determined. We report revenue from

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
sales-type leases at the commencement date in Equipment revenue and periodic interest income in Services and other revenue. We report operating lease revenue in Services and other revenue.

Other

Sales and Value Added Taxes, Universal Service Fees and other taxes that we collect concurrent with revenue producing activities are excluded from revenue and included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

From time to time, we engage in transactions where the income tax consequences are uncertain. We recognize tax benefits when, in management’s judgment, a tax filing position is more likely than not to be sustained if challenged by the tax authorities. For tax positions that meet the more-likely-than-not threshold, we may not recognize a portion of a tax benefit depending on management’s assessment of how the tax position will ultimately be settled. Unrecognized tax benefits generally are netted against the deferred tax assets associated with our net operating loss and tax credit carryforwards. We adjust our estimates periodically based on ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and precedent. Estimates of our uncertain tax positions are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, we will record additional income tax provision or benefit in the period in which such resolution occurs. We classify interest and penalties, if any, associated with our unrecognized tax benefits as a component of income tax provision or benefit.

Lessee Accounting

We lease real estate, satellite capacity and equipment in the conduct of our business operations. For contracts entered into on or after January 1, 2019, at contract inception, we assess whether the contract is, or contains, a lease. Generally, we determine that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) we obtain the right to substantially all economic benefits from use of the asset and (iii) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of a specialized nature and there is not expected to be an alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria. Our operating leases consist primarily of leases for office space, data centers and satellite-related ground infrastructure. Our finance leases consist primarily of leases for satellite capacity.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

We report operating lease right-of-use assets in Operating lease right-of-use assets and operating lease liabilities in Accrued expenses and other current liabilities and Operating lease liabilities. We report finance lease right-of-use assets in Property and equipment, net and finance lease liabilities in Current portion of long-term debt, net and Long-term debt, net.

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

Business Combinations

We account for all business combinations that result in our control over another entity by using the acquisition method of accounting, which requires us to allocate the purchase price of the acquired business to the identifiable tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and non-controlling interests, based upon their estimated fair values at the date of acquisition. The difference between the purchase price and the excess of the aggregate estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. In determining the estimated fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling, referenced market values, where available and cost-based approaches. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate.

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

We believe that the estimated fair values assigned to the assets we have acquired and liabilities we have assumed are based on reasonable and appropriate assumptions. While we believe our estimates and assumptions are reasonable and appropriate, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets we have acquired and liabilities we have assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the estimated fair values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in the Consolidated

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Statements of Operations. In addition, results of operations of the acquired company are included in our results from the date of the acquisition forward and include amortization expense arising from acquired intangible assets. We expense all costs as incurred related to or involved with an acquisition in Other, net, in the Consolidated Statements of Operations.

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

Other Comprehensive Income (Loss)

The amounts reclassified to net income (loss) related to unrealized gain (loss) on available-for-sale securities in are included in Gains (losses) on investments, net in the Consolidated Statements of Operations.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of less than 90 days to be cash equivalents. Cash equivalents as of December 31, 2020 and 2019 primarily consisted of commercial paper, government bonds, corporate notes and money market funds. The amortized cost of these investments approximates their fair value.

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

We account for our debt securities as available-for-sale or using the fair value option based on our investment strategy for the securities. For available-for-sale debt securities, we recognize periodic changes in the difference between fair value and amortized cost in Unrealized gains (losses) on available-for-sale securities in the Consolidated Statements of Comprehensive Income (Loss). Gains and losses realized upon sales of available-for-sale debt securities are reclassified from other comprehensive income (loss) and recognized on the trade date in Gains (losses) on investments, net in the Consolidated Statements of Operations. We use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of available-for-sale debt securities. Interest income from available-for-sale debt securities is reported in Interest income, net in the Consolidated Statements of Operations.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
From time to time we make strategic investments in marketable corporate debt securities. Generally, we elect to account for these debt securities using the fair value option because it results in consistency in accounting for unrealized gains and losses for all securities in our portfolio of strategic investments. When we elect the fair value option for investments in debt securities, we recognize periodic changes in fair value of these securities in Gains (losses) on investments, net in the Consolidated Statements of Operations. Interest income from these securities is reported in Interest income, net in the Consolidated Statements of Operations.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Indefinite Lived

We also have indefinite lived regulatory authorizations that primarily consist of FCC authorizations and certain other contractual or regulatory rights to use spectrum at specified orbital locations. We have determined that our FCC authorizations generally have indefinite useful lives based on the following:

•FCC authorizations are non-depleting assets;
•Renewal satellite applications generally are authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
•Expenditures required to maintain the authorization are not significant; and
•We intend to use these authorizations indefinitely.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Recently Adopted Accounting Pronouncements

Credit Losses

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13 - Financial Instruments - Credit Losses (Topic 326), as amended, and codified in Accounting Standards Codification Topic 326 (“ASC 326”). ASC 326 introduces a new approach to the periodic estimation of credit losses for certain financial assets based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets that have experienced credit deterioration since their original purchase. We have elected to apply the requirements of the new standard prospectively and we recognized a cumulative effect of adoption of $9.1 million to Accumulated earnings (losses) as of January 1, 2020. Based on this election, we did not restate our comparative Consolidated Financial Statements and they continue to be reported under the accounting standards in effect for the periods before January 1, 2020.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Financial Impact of Adoption. The following table presents our adoption of this new standard resulting in adjustments to our Consolidated Balance Sheet effective January 1, 2020:

	Balance December 31, 2019	Adoption of ASC 326 Increase (Decrease)	Balance January 1, 2020
Trade accounts receivable and contract assets, net	$196,629	$(13,672)	$182,957
Other current assets, net	$179,531	$6,723	$186,254
Other investments, net	$325,405	$(7,381)	$318,024
Other non-current assets, net	$334,841	$4,050	$338,891
Total assets	$7,154,298	$(10,280)	$7,144,018
Deferred tax liabilities, net	$351,692	$(972)	$350,720
Accumulated earnings (losses)	$632,809	$(9,068)	$623,741
Non-controlling interests	$75,748	$(240)	$75,508
Total stockholders’ equity	$3,745,553	$(9,308)	$3,736,245
Total liabilities and stockholders’ equity	$7,154,298	$(10,280)	$7,144,018

The application of ASC 326 requirements did not materially affect our Consolidated Statements of Operations for the year ended December 31, 2020.

Leases

We adopted ASU No. 2016-02 - Leases (Topic 842) Leases (Topic 842), as amended, codified as Accounting Standard Codification (“ASC 842”), as of January 1, 2019. The primary impact of ASC 842 on these Consolidated Financial Statements is the recognition of right-of-use assets and related liabilities in the Consolidated Balance Sheet for leases where we are the lessee. We elected to apply the requirements of the new standard prospectively on January 1, 2019 and did not restate these Consolidated Financial Statements for prior periods. Our adoption of ASC 842 did not have a material impact on our results of operations or cash flows for the year ended December 31, 2019.

Except for the new requirement to recognize assets and liabilities on the balance sheet for operating leases where we are the lessee, under our ASC 842 transition method, we continue to apply prior accounting standards to leases that commenced prior to 2019. We fully apply ASC 842 requirements only to leases that commenced or were modified on or after January 1, 2019. We elected certain practical expedients under our transition method, including elections to not reassess (i) whether a contract is or contains a lease and (ii) the classification of existing leases. We also elected not to apply hindsight in determining whether optional renewal periods should be included in the lease

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
term, which in some instances may impact the initial measurement of the lease liability and the calculation of straight-line expense over the lease term for operating leases. As a result of our transition elections, there was no change in our recognition of revenue and expense for leases that commenced prior to 2019. In addition, the application of ASC 842 requirements to new and modified leases did not materially affect our recognition of revenue or expenses for the year ended December 31, 2019.

Financial Impact of Adoption. The following table presents our adoption of this standard resulting in adjustments to our Consolidated Balance Sheet effective January 1, 2019:

	Balance December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Other current assets, net	$165,809	$(28)	$165,781
Operating lease right-of-use assets	$—	$120,358	$120,358
Other non-current assets, net	$338,390	$(7,272)	$331,118
Total assets	$8,661,294	$113,058	$8,774,352
Accrued expenses and other current liabilities	$181,698	$17,453	$199,151
Operating lease liabilities	$—	$100,085	$100,085
Other non-current liabilities	$80,304	$(3,871)	$76,433
Total liabilities	$4,505,820	$113,667	$4,619,487
Accumulated earnings (losses)	$694,129	$(609)	$693,520
Total stockholders’ equity	$4,155,474	$(609)	$4,154,865
Total liabilities and stockholders’ equity	$8,661,294	$113,058	$8,774,352

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We have assessed the impact of adopting this new guidance and it will not have a material impact on our consolidated financial statements.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of December 31,
	2020	2019
Trade accounts receivable and contract assets, net:
Sales and services	$149,513	$152,632
Leasing	4,554	4,016
Total trade accounts receivable	154,067	156,648
Contract assets	45,308	63,758
Allowance for doubtful accounts	(15,386)	(23,777)
Total trade accounts receivable and contract assets, net	$183,989	$196,629

Contract liabilities:
Current	$104,569	$101,060
Non-current	10,519	10,572
Total contract liabilities	$115,088	$111,632

The following table presents the revenue recognized in the Consolidated Statement of Operations that was previously included within contract liabilities:

	For the years ended December 31,
	2020	2019	2018
Revenue	$72,877	$65,417	$52,000

The following table presents the activity in our allowance for doubtful accounts:

	For the years ended December 31,
	2020	2019	2018
Balance at beginning of period	$23,777	$16,604	$12,027
Credit losses (1)	18,582	30,027	24,984
Deductions	(26,031)	(21,832)	(16,888)
Foreign currency translation	(942)	(1,022)	(3,519)
Balance at end of period	$15,386	$23,777	$16,604
(1) The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the years ended December 31,
	2020	2019	2018
Balance at beginning of period	$113,592	$114,306	$90,899
Additions	91,143	97,457	113,265
Amortization expense	(101,278)	(97,650)	(88,949)
Foreign currency translation	(3,620)	(521)	(909)
Balance at end of period	$99,837	$113,592	$114,306

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2020, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $942.3 million. We expect to recognize 38.2% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectibility of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2020
North America	$1,556,961	$17,398	$9,443	$1,583,802
South and Central America	151,194	—	232	151,426
Other	152,679	—	—	152,679
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907

For the year ended December 31, 2019
North America	$1,527,823	$16,257	$16,526	$1,560,606
South and Central America	125,458	—	448	125,906
Other	199,461	—	108	199,569
Total revenue	$1,852,742	$16,257	$17,082	$1,886,081

For the year ended December 31, 2018
North America	$1,444,628	$27,231	$18,495	$1,490,354
South and Central America	101,632	—	384	102,016
Other	170,268	—	—	170,268
Total revenue	$1,716,528	$27,231	$18,879	$1,762,638

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nature of Products and Services

The following table presents our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2020
Services and other revenue:
Services	$1,614,730	$10,785	$4,631	$1,630,146
Lease revenue	40,503	6,613	5,042	52,158
Total services and other revenue	1,655,233	17,398	9,673	1,682,304
Equipment revenue:
Equipment	110,108	—	2	110,110
Design, development and construction services	88,511	—	—	88,511
Lease revenue	6,982	—	—	6,982
Total equipment revenue	205,601	—	2	205,603
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907

For the year ended December 31, 2019
Services and other revenue:
Services	$1,535,966	$10,464	$6,493	$1,552,924
Lease revenue	50,073	5,793	10,481	66,347
Total services and other revenue	1,586,039	16,257	16,974	1,619,271
Equipment revenue:
Equipment	115,052	—	107	115,159
Design, development and construction services	145,646	—	—	145,646
Lease revenue	6,005			6,005
Total equipment revenue	266,703	—	107	266,810
Total revenue	$1,852,742	$16,257	$17,082	$1,886,081

For the year ended December 31, 2018
Services and other revenue:
Services	$1,313,059	$21,044	$5,821	$1,339,924
Lease revenue	198,059	6,187	13,058	217,304
Total services and other revenue	1,511,118	27,231	18,879	1,557,228
Equipment revenue:
Equipment	119,657	—	—	119,657
Design, development and construction services	85,753	—	—	85,753
Total equipment revenue	205,410	—	—	205,410
Total revenue	$1,716,528	$27,231	$18,879	$1,762,638

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Lease Revenue

We elected to apply the requirements of ASC Topic 842, Leases, prospectively on January 1, 2019. As a result, the following disclosures required by the new guidance are not presented for periods prior to that date.

The following table presents our lease revenue by type of lease:

	For the years ended December 31,
	2020	2019
Sales-type lease revenue:
Revenue at lease commencement	$6,982	$6,005
Interest income	393	784
Total sales-type lease revenue	7,375	6,789
Operating lease revenue	51,765	65,563
Total lease revenue	$59,140	$72,352

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $13.0 million and $6.5 million as of December 31, 2020 and 2019, respectively.

The following table presents future operating lease payments to be received as of December 31, 2020:

Amounts
December 31,
2021	$45,332
2022	34,137
2023	31,907
2024	29,666
2025	28,035
2026 and beyond	99,692
Total lease payments	$268,769

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of December 31,
	2020			2019
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,617,053	$(1,265,129)	$351,924	$1,377,914	$(1,043,431)	$334,483
Satellites	104,620	(38,335)	66,285	104,620	(31,360)	73,260
Real estate	48,275	(17,094)	31,181	46,930	(16,048)	30,882
Total	$1,769,948	$(1,320,558)	$449,390	$1,529,464	$(1,090,839)	$438,625

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the years ended December 31,
	2020	2019
Customer premises equipment	$230,079	$182,523
Satellites	6,975	7,495
Real estate	942	923
Total	$237,996	$190,941

NOTE 4.    LESSEE ACCOUNTING

We elected to apply the requirements of ASC Topic 842, Leases, prospectively on January 1, 2019. As a result, the following disclosures required by the new guidance are not presented for periods prior to that date.

The following table presents the amounts for right-of-use assets and lease liabilities:

	As of December 31,
	2020	2019
Right-of-use assets:
Operating	$128,303	$114,042
Finance	278,237	325,826
Total right-of-use assets	$406,540	$439,868

Lease liabilities:
Current:
Operating	$14,699	$14,651
Finance	423	486
Total current	15,122	15,137
Non-current:
Operating	114,886	96,941
Finance	129	565
Total non-current	115,015	97,506
Total lease liabilities	$130,137	$112,643

As of December 31, 2020, we have prepaid our obligations regarding most of our finance right-of-use assets. Finance lease assets are reported net of accumulated amortization of $74.0 million and $57.3 million as of December 31, 2020 and 2019, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of lease cost and weighted average lease terms and discount rates for operating and finance leases:

	For the years ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$24,000	$24,342
Finance lease cost:
Amortization of right-of-use assets	27,611	26,489
Interest on lease liabilities	106	173
Total finance lease cost	27,717	26,662
Short-term lease cost	376	434
Variable lease cost	3,853	8,837
Total lease cost	$55,946	$60,275

	As of December 31,
	2020	2019
Lease term and discount rate:
Weighted average remaining lease term:
Finance leases	1.2 years	2.1 years
Operating leases	10.6 years	10.3 years

Weighted average discount rate:
Finance leases	12.2%	11.9%
Operating leases	6.0%	6.1%

The following table presents the detailed cash flows from operating and finance leases:

	For the years ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,834	$22,618
Operating cash flows from finance leases	106	173
Financing cash flows from finance leases	499	654

We obtained right-of-use assets in exchange for lease liabilities of $22.6 million and $8.5 million upon commencement of operating leases during the year ended December 31, 2020 and 2019, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents future minimum lease payments of our lease liabilities as of December 31, 2020:

	Operating Leases	Finance Leases	Total
Year ending December 31,
2021	$21,051	$472	$21,523
2022	20,409	136	20,545
2023	19,628	—	19,628
2024	16,364	—	16,364
2025	12,355	—	12,355
2026 and beyond	86,194	—	86,194
Total future minimum lease payments	176,001	608	176,609
Less: Interest	(46,416)	(56)	(46,472)
Total lease liabilities	$129,585	$552	$130,137

NOTE 5.    DISCONTINUED OPERATIONS

BSS Business

The following table presents the financial results of our discontinued operations of the BSS Business:

	For the years ended December 31,
	2019	2018
Revenue:
Services and other revenue - DISH Network	$195,942	$305,229
Services and other revenue - other	16,260	23,496
Total revenue	212,202	328,725
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	28,057	40,398
Selling, general and administrative expenses	8,946	159
Depreciation and amortization	97,435	141,062
Total costs and expenses	134,438	181,619
Operating income (loss)	77,764	147,106
Other income (expense):
Interest expense	(17,865)	(29,280)
Total other income (expense), net	(17,865)	(29,280)
Income (loss) from discontinued operations before income taxes	59,899	117,826
Income tax benefit (provision), net	(20,498)	(24,097)
Net income (loss) from discontinued operations	$39,401	$93,729

No assets or liabilities attributable to our discontinued operations were held by us as of December 31, 2020 or December 31, 2019.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations of the BSS business:

	For the years ended December 31,
	2019	2018
Operating activities:
Net income (loss) from discontinued operations	$39,401	$93,729
Depreciation and amortization	$97,435	$141,062

Investing activities:
Expenditures for property and equipment	$510	$175

Financing activities:
Payment of finance lease obligations	$27,203	$35,886
Payment of in-orbit incentive obligations	$4,474	$4,883

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

NOTE 6.    BUSINESS COMBINATIONS

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% equity ownership interest in that subsidiary (the “Yahsat Brazil JV Transaction”). The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite. The results of operations related to the business we acquired from Yahsat have been included in these Consolidated Financial Statements from the date of acquisition. As of December 31, 2020, we incurred $1.6 million of costs associated with the closing of the Yahsat Brazil JV Transaction.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
All assets and liabilities acquired from Yahsat in the Yahsat Brazil JV Transaction have been recorded at fair value. The following table presents our allocation of the purchase price:

Amounts
Assets:
Cash and cash equivalents	$8,110
Other current assets, net	5,876
Property and equipment	86,983
Regulatory authorization	4,498
Goodwill	9,186
Other non-current assets, net	1,502
Total assets	$116,155

Liabilities:
Trade accounts payable	$3,879
Accrued expenses and other current liabilities	6,676
Total liabilities	$10,555

Total purchase price (1)	$105,600
(1) Based on the value determined for the equity ownership interest issued by our Brazilian subsidiary as consideration for the business acquired by us in the Yahsat Brazil JV Transaction.

The following valuation of the acquired assets was derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation:

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 7.    EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS:

	For the years ended December 31,
	2020	2019	2018
Net income (loss) attributable to EchoStar Corporation common stock:
Net income (loss) from continuing operations	$(40,150)	$(102,318)	$(134,204)
Net income (loss) from discontinued operations	—	39,401	93,729
Net income (loss) attributable to EchoStar Corporation common stock	$(40,150)	$(62,917)	$(40,475)

Weighted-average common shares outstanding:
Class A and B common stock:
Basic and diluted	97,920	96,738	96,250

Earnings (losses) per share:
Class A and B common stock:
Basic and diluted:
Continuing operations	$(0.41)	$(1.06)	$(1.39)
Discontinued operations	—	0.41	0.97
Total basic and diluted earnings (losses) per share	$(0.41)	$(0.65)	$(0.42)

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our weighted-average common shares outstanding:

	For the years ended December 31,
	2020	2019	2018
Number of shares	4,374	4,813	5,013

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 8.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the balances of Accumulated other comprehensive income (loss) by component:

	Cumulative Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(121,693)	$(1,574)	$(1,833)	$(125,100)
Other comprehensive income (loss) before reclassifications	(483)	2,571	1,466	3,554
Amounts reclassified to net income (loss)	—	(592)	—	(592)
Other comprehensive income (loss)	(483)	1,979	1,466	2,962
Balance, December 31, 2019	(122,176)	405	(367)	(122,138)
Other comprehensive income (loss) before reclassifications	(68,097)	(253)	2,614	(65,736)
Amounts reclassified to net income (loss)	—	(2)	—	(2)
Other comprehensive income (loss)	(68,097)	(255)	2,614	(65,738)
Balance, December 31, 2020	$(190,273)	$150	$2,247	$(187,876)

NOTE 9.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of December 31,
	2020	2019
Marketable investment securities:
Debt securities:
Available-for-sale:
Corporate bonds	$372,746	$568,442
Commercial paper	1,101,888	321,706
Other debt securities	148,292	13,874
Total available-for-sale debt securities	1,622,926	904,022
Fair value option - corporate bonds	—	9,128
Total debt securities	1,622,926	913,150
Equity securities	24,435	35,566
Total marketable investment securities, including restricted amounts	1,647,361	948,716
Less: Restricted marketable investment securities	(9,090)	(8,093)
Total marketable investment securities	$1,638,271	$940,623

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2020
Corporate bonds	$372,702	$78	$(34)	$372,746
Commercial paper	1,101,888	—	—	1,101,888
Other debt securities	148,292	6	(6)	148,292
Total available-for-sale debt securities	$1,622,882	$84	$(40)	$1,622,926
As of December 31, 2019
Corporate bonds	$567,926	$518	$(2)	$568,442
Commercial paper	321,705	1	—	321,706
Other debt securities	13,867	7	—	13,874
Total available-for-sale debt securities	$903,498	$526	$(2)	$904,022

The following table presents the activity on our available-for-sale debt securities:

	For the years ended December 31,
	2020	2019	2018
Proceeds from sales	$160,494	$435,978	$75,000
Gains (losses) on sales, net	$2	$549	$—

As of December 31, 2020, we have $1.6 billion of available-for-sale debt securities with contractual maturities of one year or less and zero with contractual maturities greater than one year.

Fair Value Option

The following table presents the activity on our fair value option corporate bonds:

	For the years ended December 31,
	2020	2019	2018
Proceeds from sales	$32,054	$46,717	$75,877
Gains (losses) on sales, net	$14,980	$6,746	$4,212

Equity Securities

The following table presents the activity of our equity securities:

	For the years ended December 31,
	2020	2019	2018
Proceeds from sales	$14,401	$104,729	$62,111
Gains (losses) on sales, net	$(3,241)	$53,873	$(16,599)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of December 31,
	2020			2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (including restricted)	$416	$809,698	$810,114	$31,451	$1,408,043	$1,439,494
Debt securities:
Available-for-sale:
Corporate bonds	$—	$372,746	$372,746	$—	$568,442	$568,442
Commercial paper	—	1,101,888	1,101,888	—	321,706	321,706
Other debt securities	139,486	8,806	148,292	8,093	5,781	13,874
Total available-for-sale debt securities	139,486	1,483,440	1,622,926	8,093	895,929	904,022
Fair value option - corporate bonds	—	—	—	—	9,128	9,128
Total debt securities	139,486	1,483,440	1,622,926	8,093	905,057	913,150
Equity securities	14,441	9,994	24,435	27,933	7,633	35,566
Total marketable investment securities, including restricted amounts	153,927	1,493,434	1,647,361	36,026	912,690	948,716
Less: Restricted marketable investment securities	(9,090)	—	(9,090)	(8,093)	—	(8,093)
Total marketable investment securities	$144,837	$1,493,434	$1,638,271	$27,933	$912,690	$940,623

As of December 31, 2020 and 2019, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 10.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of December 31,
	2020	2019
Property and equipment, net:
Satellites, net	$1,602,076	$1,749,576
Other property and equipment, net	788,237	779,162
Total property and equipment, net	$2,390,313	$2,528,738

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Satellites

As of December 31, 2020, our operating satellite fleet consisted of 10 satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our operating satellite fleet as of December 31, 2020 which consists of both owned and leased satellites:

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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of December 31,
		2020	2019
Satellites, net:
Satellites - owned	7 to 15	$1,805,590	$1,816,303
Satellites - acquired under finance leases	15	352,245	381,163
Construction in progress	—	409,032	365,133
Total satellites		2,566,867	2,562,599
Accumulated depreciation
Satellites - owned		(890,783)	(756,635)
Satellites - acquired under finance leases		(74,008)	(56,388)
Total accumulated depreciation		(964,791)	(813,023)
Total satellites, net		$1,602,076	$1,749,576

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the depreciation expense associated with our satellites, net:

	For the years ended December 31,
	2020	2019	2018
Depreciation expense:
Satellites - owned	128,404	130,705	124,987
Satellites - acquired under finance leases	27,611	25,755	20,269
Total depreciation expense	$156,015	$156,460	$145,256

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the years ended December 31,
	2020	2019	2018
Capitalized interest	$27,369	$22,576	$18,285

Construction in Progress

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. Maxar Space, LLC (formerly Space Systems/Loral, LLC), the manufacturer of our EchoStar XXIV satellite has notified us of a delay in completion of the satellite. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other in our segment reporting. We launched two nano-satellites in the third quarter of 2020. Following launch, both nano-satellites experienced technical anomalies that precluded them from fulfilling their intended regulatory milestone missions. We recorded an impairment of $1.7 million for the year ended December 31, 2020, related to these nano-satellites.

Satellite-Related Commitments

As of December 31, 2020 and 2019 our satellite-related commitments were $487.7 million and $419.0 million, respectively. These include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to the EchoStar XXIV launch contract, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the year ended December 31, 2020.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Fair Value of In-Orbit Incentives

As of December 31, 2020 and 2019, the fair values of our in-orbit incentive obligations from our continuing operations approximated their carrying amounts of $55.4 million and $57.0 million, respectively.

Other Property and Equipment, Net

The following table presents Other property and equipment, net:

	Depreciable Life (In Years)	As of December 31,
		2020	2019
Other property and equipment, net:
Land	—	$29,055	$28,943
Buildings and improvements	1 to 40	115,335	113,938
Furniture, fixtures, equipment and other	1 to 12	887,086	855,274
Customer premises equipment	2 to 4	1,617,053	1,377,914
Construction in progress		99,716	52,986
Total other property and equipment		$2,748,245	$2,429,055
Accumulated depreciation		(1,960,008)	(1,649,893)
Other property and equipment, net		$788,237	$779,162

The following table presents the depreciation expense associated with our other property and equipment:

	For the years ended December 31,
	2020	2019	2018
Other property and equipment depreciation expense:
Buildings and improvements	$5,394	$5,791	$11,285
Furniture, fixtures, equipment and other	94,389	90,885	82,945
Customer premises equipment	230,079	194,906	174,749
Total depreciation expense	$329,862	$291,582	$268,979

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 11.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2017	$92,621	$(21,342)	$71,279	$400,042	$471,321
Impairment	(37,476)	7,848	(29,628)	—	(29,628)
Amortization expense	—	(5,190)	(5,190)	—	(5,190)
Currency translation adjustments	(8,358)	1,894	(6,464)	—	(6,464)
Balance, December 31, 2018	46,787	(16,790)	29,997	400,042	430,039
Additions	12,833	—	12,833	39,491	52,324
Amortization expense	—	(3,672)	(3,672)	—	(3,672)
Currency translation adjustments	(1,169)	318	(851)	758	(93)
Balance, December 31, 2019	58,451	(20,144)	38,307	440,291	478,598
Amortization expense	—	(4,483)	(4,483)	—	(4,483)
Currency translation adjustments	2,930	(2,012)	918	3,729	4,647
Balance, December 31, 2020	$61,381	$(26,639)	$34,742	$444,020	$478,762

Weighted average useful life (in years)		13

Finite Lived Assets

In November 2019, we were granted an S-band spectrum license for terrestrial rights in Mexico for $7.9 million. The acquired asset is subject to amortization over a period of 15 years.

In November 2019, we also acquired Ka-band spectrum rights $4.5 million, upon consummation of the Yahsat Brazil JV Transaction, which are subject to amortization over a period of 11 years.

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

Future Amortization

The following table presents our estimated future amortization of our regulatory authorizations with finite lives as of December 31, 2020:

Amount
For the years ending December 31,
2021	$4,610
2022	4,658
2023	4,658
2024	4,668
2025	4,658
2026 and beyond	11,490
Total	$34,742

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

NOTE 12.    OTHER INTANGIBLE ASSETS

The following table presents our other intangible assets:

	Customer Relationships	Patents	Trademarks and Licenses	Total
Cost:
As of December 31, 2017	$270,300	$61,300	$29,700	$361,300
Write-off	—	(17)	—	(17)
As of December 31, 2018	270,300	61,283	29,700	361,283
As of December 31, 2019	270,300	61,283	29,700	361,283
As of December 31, 2020	$270,300	$61,283	$29,700	$361,283

Accumulated amortization:
As of December 31, 2017	$(231,642)	$(60,927)	$(9,776)	$(302,345)
Amortization expense	(13,145)	(94)	(1,485)	(14,724)
Write-off	—	17	—	17
As of December 31, 2018	(244,787)	(61,004)	(11,261)	(317,052)
Amortization expense	(13,146)	(93)	(1,485)	(14,724)
As of December 31, 2019	(257,933)	(61,097)	(12,746)	(331,776)
Amortization expense	(9,496)	(93)	(1,485)	(11,074)
As of December 31, 2020	$(267,429)	$(61,190)	$(14,231)	$(342,850)

Carrying amount:
As of December 31, 2017	$38,658	$373	$19,924	$58,955
As of December 31, 2018	$25,513	$279	$18,439	$44,231
As of December 31, 2019	$12,367	$186	$16,954	$29,507
As of December 31, 2020	$2,871	$93	$15,469	$18,433

Weighted average useful life (in years)	8	6	20

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Future Amortization

The following table presents our estimated future amortization of other intangible assets as of December 31, 2020:

Amount
For the years ending December 31,
2021	$4,449
2022	1,485
2023	1,485
2024	1,485
2025	1,485
2026 and beyond	8,044
Total	$18,433

NOTE 13.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of December 31,
	2020	2019
Other investments, net:
Equity method investments	$151,070	$166,209
Other equity investments	31,662	66,627
Other debt investments, net	102,205	92,569
Total other investments, net	$284,937	$325,405

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the years ended December 31,
	2020	2019	2018
Deluxe	$4,393	$4,377	$4,433
BCS	$9,080	$8,979	$695

The following table presents trade accounts receivable:

	As of December 31,
	2020	2019
Deluxe	$716	$631
BCS	$9,347	$5,171

There were no cash distributions from our investments for the year ended December 31, 2020. We recorded cash distributions from our investments of $2.7 million and $10.0 million, respectively, for the years ended December 31, 2019 and 2018. These cash distributions were determined to be a return on investment and reported in Net cash flows from operating activities in the Consolidated Statements of Cash Flows. Additionally, we recorded an additional dividend from our investments of $2.3 million for the year ended December 31, 2019 that was considered a return of investment and reported in Net cash flows from investing activities in the Consolidated Statements of Cash Flows. There were no returns of investment during the years ended December 31, 2020 and 2018.

Other Equity Investments

The following table presents reductions to the carrying amount of our investments based on circumstances that indicated the fair value of the investments was less than their carry amount:

	For the years ended December 31,
	2020	2019	2018
Loss (gain) on investments, net	$29,833	$36,700	$—
Other Debt Investments, Net

The following table presents our other debt investments, net:

	As of December 31,
	2020	2019
Other debt investments, net:
Cost basis	$114,903	$102,878
Discount	(10,185)	(10,309)
Allowance for credit losses	(2,513)	—
Total other debt investments, net	$102,205	$92,569

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the activity in our allowance for credit losses for these investments:

For the year ended December 31, 2020
Balance at the beginning of the period	$—
Credit Losses (1)	2,513
Deductions	—
Balance at end of period	$2,513
(1) The impact of adopting ASC 326 on January 1, 2020 was a $2.1 million adjustment to Accumulated earnings (losses).

The following table presents the interest income, net related to our debt investments, net:

	For the years ended December 31,
	2020	2019
Interest income, net
Interest income	$14,736	$2,500
Credit losses	(367)	—
Total interest income, net	$14,369	$2,500

NOTE 14.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective Interest Rate	As of December 31,
		2020		2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.301%	$750,000	$834,045	$750,000	$825,308
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.028%	900,000	924,003	900,000	963,783
6 5/8% Senior Unsecured Notes due 2026	6.667%	750,000	852,810	750,000	833,903
Less: Unamortized debt issuance costs		(6,507)	—	(10,832)	—
Total long-term debt		2,393,493	2,610,858	2,389,168	2,622,994
Less: Current portion, net		(898,237)	(924,003)	—	—
Long-term debt, net		$1,495,256	$1,686,855	$2,389,168	$2,622,994

2021 Senior Unsecured Notes

On June 1, 2011, HSSC issued $900.0 million aggregate principal amount of 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes,”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (the “2011 Indenture”). The 2021 Senior Unsecured Notes mature on June 15, 2021. Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
2026 Senior Secured Notes and 2026 Senior Unsecured Notes

On July 27, 2016, HSSC issued $750.0 million aggregate principal amount of 5 1/4% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (the “2016 Secured Indenture”) and $750.0 million aggregate principal amount of 6 5/8% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and, together with the 2021 Senior Unsecured Notes, the “Unsecured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (together with the 2011 Indenture and the 2016 Secured Indenture, the “Indentures”). The 2021 Senior Unsecured Notes, the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes are referred to collectively as the “Notes” and individually as a series of the Notes. The 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes (collectively, the “2026 Notes”) mature on August 1, 2026. Interest on the 2026 Senior Secured Notes accrue at an annual rate of 5 1/4% and interest on the 2026 Senior Unsecured Notes accrues at an annual rate of 6 5/8%. Interest on the 2026 Notes are payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

Additional Information Relating to the Notes

Each series of the Notes is redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a “make-whole” premium, as defined in the applicable Indenture, together with accrued and unpaid interest, if any, to the date of redemption.

The 2026 Senior Secured Notes are:

•secured obligations of HSSC;
•secured by security interests in substantially all existing and future tangible and intangible assets of HSSC and certain of its subsidiaries on a first priority basis, subject to certain exceptions;
•effectively junior to HSSC’s obligations that are secured by assets that are not part of the collateral that secures the 2026 Senior Secured Notes, in each case, to the extent of the value of the collateral securing such obligations;
•effectively senior to HSSC’s existing and future unsecured obligations to the extent of the value of the collateral securing the 2026 Senior Secured Notes, after giving effect to permitted liens as provided in the 2016 Secured Indenture;
•senior in right of payment to all existing and future obligations of HSSC that are expressly subordinated to the 2026 Senior Secured Notes;
•structurally junior to any existing and future obligations of any of HSSC’s subsidiaries that do not guarantee the 2026 Senior Secured Notes; and
•unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our HSSC’s subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness and effectively senior to such guarantors’ existing and future obligations to the extent of the value of the assets securing the 2026 Senior Secured Notes.

The Unsecured Notes are:

•unsecured senior obligations of HSSC;
•ranked equally with all existing and future unsubordinated indebtedness (including as between the 2021 Senior Unsecured Notes and the 2026 Senior Unsecured Notes) and effectively junior to any secured indebtedness up to the value of the assets securing such indebtedness;
•effectively junior to HSSC’s obligations that are secured to the extent of the value of the collateral securing such obligations;
•senior in right of payment to all existing and future obligations of HSSC that are expressly subordinated to the respective Unsecured Notes;
•structurally junior to any existing and future obligations of any of HSSC’s subsidiaries that do not guarantee the respective Unsecured Notes; and

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
•unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of HSSC’s subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness, and effectively junior to any secured indebtedness of the guarantors up to the value of the assets securing such indebtedness.

Subject to certain exceptions, the Indentures contain restrictive covenants that, among other things, impose limitations on HSSC’s ability and, in certain instances, the ability of certain of HSSC’s subsidiaries to:

•incur additional debt;
•pay dividends or make distributions on HSSC’s or their capital stock or repurchase HSSC’s or their capital stock;
•make certain investments;
•create liens or enter into sale and leaseback transactions;
•enter into transactions with affiliates;
•merge or consolidate with another company;
•transfer and sell assets; and
•allow to exist certain restrictions on its or their ability to pay dividends, make distributions, make other payments, or transfer assets.

In the event of a Change of Control, as defined in the respective Indentures, HSSC would be required to make an offer to repurchase all or any part of a holder’s Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

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

Debt Issuance Costs

For the years ended December 31, 2020, 2019 and 2018, we amortized $4.3 million, $5.9 million and $7.9 million, respectively, of debt issuance costs incurred for all debt issuances, which are included in Interest expense, net of amounts capitalized in the Consolidated Statements of Operations.

NOTE 15.    INCOME TAXES

The following table presents the components of Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations:

	For the years ended December 31,
	2020	2019	2018
Domestic	$108,078	$120,295	$33,176
Foreign	(135,913)	(213,460)	(158,962)
Income (loss) from continuing operations before income taxes	$(27,835)	$(93,165)	$(125,786)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the components of Income tax benefit (provision), net, in the Consolidated Statements of Operations:

	For the years ended December 31,
	2020	2019	2018
Current benefit (provision), net:
Federal	$(2,750)	$(5,089)	$(1,476)
State	(4,868)	286	4,881
Foreign	(2,116)	(633)	(2,690)
Total current benefit (provision), net	$(9,734)	$(5,436)	$715

Deferred benefit (provision), net:
Federal	$(9,707)	$(7,511)	$6,857
State	3,497	(10,964)	(14,375)
Foreign	(8,125)	3,423	227
Total deferred benefit (provision), net	(14,335)	(15,052)	(7,291)
Total income tax benefit (provision), net	$(24,069)	$(20,488)	$(6,576)

The following table presents our actual tax provisions reconciled to the amounts computed by applying the statutory federal tax rate to Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations :

	For the years ended December 31,
	2020	2019	2018
Statutory rate	$5,845	$19,565	$26,415
State income taxes, net of federal provision (benefit)	(349)	(8,137)	(10,519)
Permanent differences	(2,209)	(6,531)	(1,367)
Tax credits	1,353	12,453	7,825
Valuation allowance	(44,212)	(54,251)	(50,118)
Rates different than statutory	17,180	18,786	20,254
Withholding tax	(766)	(2,171)	(80)
Other	(911)	(202)	1,014
Total income tax benefit (provision), net	$(24,069)	$(20,488)	$(6,576)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the components of our deferred tax assets and liabilities:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating losses, credit and other carryforwards	$274,894	$289,353
Unrealized losses on investments, net	43,693	39,018
Accrued expenses	21,787	19,660
Stock-based compensation	6,723	5,772
Other assets	35,689	28,163
Total deferred tax assets	382,786	381,966
Valuation allowance	(225,593)	(181,032)
Deferred tax assets after valuation allowance	$157,193	$200,934

Deferred tax liabilities:
Depreciation and amortization	$(514,091)	$(544,158)
Other liabilities	(1,217)	(1,217)
Total deferred tax liabilities	(515,308)	(545,375)
Total net deferred tax liabilities	$(358,115)	$(344,441)

Net deferred tax asset foreign jurisdiction	$1,781	$7,251
Net deferred tax liability domestic	(359,896)	(351,692)
Total net deferred tax liabilities	$(358,115)	$(344,441)

Overall, our net deferred tax assets were offset by a valuation allowance of $225.6 million and $181.0 million as of December 31, 2020 and 2019, respectively. The change in the valuation allowance primarily relates to an increase in the net operating loss carryforwards of certain foreign subsidiaries and a decrease associated with unrealized gains that are capital in nature.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2020, we had net operating loss carryforwards of $657.5 million, including $521.2 million of foreign net operating loss carryforwards. A substantial portion of these net operating loss carryforwards will begin to expire in 2037. As of December 31, 2020, we have tax credit carryforwards of $148.0 million and $103.4 million for federal and state income tax purposes, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2024 and the state tax credit carryforwards begin to expire in 2020.

As of December 31, 2020, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time. However, due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings, the majority of previously unremitted earnings have now been subjected to U.S. federal income tax. As of December 31, 2020 and 2019, we had net deferred tax assets related to our foreign subsidiaries of $1.8 million and $7.3 million, respectively, which were recorded in Other non-current assets, net in the Consolidated Balance Sheets.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns, we file income tax returns in all states that impose an income tax. As of December 31, 2020, we are not currently under a U.S. federal income tax examination. However, the IRS could perform tax examinations on years as early as tax year 2008. We are also subject to frequent state income tax audits and have open state examinations on years as early as 2008. We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2003. As of December 31, 2020, we are currently being audited by the Indian tax authorities for fiscal years 2003 through 2018. We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

The following table presents the reconciliation of the beginning and ending amount of unrecognized income tax benefits:

	For the years ended December 31,
	2020	2019	2018
Unrecognized tax benefit balance as of beginning of period:	$70,401	$69,540	$63,296
Additions based on tax positions related to the current year	3,349	861	4,361
Additions based on tax positions related to prior years	76,882	—	2,539
Reductions based on tax positions related to prior years	(572)	—	(656)
Balance as of end of period	$150,060	$70,401	$69,540

As of December 31, 2020 and 2019, we had $150.1 million and $70.4 million, respectively, of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate. Additions based on tax positions related to prior years in 2020 include amounts in our deferred tax assets previously considered contingent liabilities related to combined state filings with DISH Network. During 2020, we and DISH Network concluded that combined state filings were no longer required. The amounts have been added to this schedule to reflect the change in filing status.

For the years ended December 31, 2020, 2019 and 2018, our income tax provision included an insignificant amount of interest and penalties.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The CARES Act features significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, including a five-year carryback of net operating losses, relaxation of Section 163(j) interest deduction limitations, acceleration of Alternative Minimum Tax refunds, relief for payroll tax and tax credits for employers who retain employees. These provisions did not affect our income tax provision for the year ended December 31, 2020.

NOTE 16.    STOCKHOLDERS’ EQUITY

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

Common Stock Repurchase Program

Pursuant to stock repurchase programs approved by our board of directors, we were authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through and including December 31, 2020. The following table presents information with respect to purchases made by the Company:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program
Beginning Balance				$500,000
Year ended December 31, 2018	952,603	$34.95	952,603	466,708
Q4 Repurchase Authorization (1)				500,000
Year ended December 31, 2019	—	—	—	500,000
Year ended December 31, 2020	1,905,906	22.79	1,905,906	456,542
Total	2,858,509	$26.85	2,858,509	$456,542
(1) On October 29, 2019, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2020. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect to purchase some or all, or not to purchase the maximum amount or any of, the remaining shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors. All shares repurchased reflected in the table above have been converted to treasury shares.

NOTE 17.    EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”), under which we are authorized to issue 5.0 million shares of Class A common stock. As of December 31, 2020, we had approximately 1.7 million shares of Class A common stock which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, each employee’s deductions are limited so that the maximum they may purchase under the ESPP is $25,000 in fair value of Class A common stock per year. Stock purchases are made on the last business day of each calendar quarter at 85.0% of the closing price of the Class A common stock on that date. For the years ended December 31, 2020, 2019 and 2018, employee purchases of Class A common stock through the ESPP totaled approximately 452,000 shares, 285,000 shares and 245,000 shares, respectively.

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

The following table presents our matching contributions, discretionary contributions and shares:

	For the years ended December 31,
	2020	2019	2018
Matching contributions	$5,239	$5,095	$5,007
Fair value of discretionary contributions of our Class A common stock, net of forfeitures, under 401(k) plan	$6,921	$6,654	$7,605
Approximate number of shares	160,000	181,000	127,000

NOTE 18.    STOCK-BASED COMPENSATION

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors, employees, consultants and advisors. Stock awards under these plans may include both performance-based and non-performance-based stock incentives. As of December 31, 2020, we had outstanding stock options to acquire approximately 4.8 million shares of our Class A common stock under these plans. Stock options granted prior to December 31, 2020 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant or the last trading day prior to the date of grant (if the grant date is not a trading day) and generally with a maximum term of ten years for our officers and employees and five years for our non-employee directors. While we generally issue stock awards subject to vesting, typically over five years, some stock awards have been granted with immediate or longer vesting periods or that vest only upon the achievement of certain performance objectives. Under these plans, we grant to certain of our employees awards of fully vested shares of Class A common stock under our Employee Innovator Recognition Program, which is available to all of our eligible employees. As of December 31, 2020, we had approximately 6.3 million shares of our Class A common stock available for future grant under our stock incentive plans.

In connection with the BSS Transaction, we adjusted stock options that were unexercised and outstanding as of the date of the Distribution, which resulted in an increase in the number of such options and a reduction in the exercise price of such options.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents our exercise prices for stock options outstanding and exercisable as of December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding as of December 31, 2020	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2020	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price
$0.00 - $20.00	21,864	1	$18.20	21,864	1	$18.20
$20.01 - $25.00	5,221	5	23.65	3,221	1	22.96
$25.01 - $30.00	430,635	2	29.60	430,635	2	29.60
$30.01 - $35.00	810,361	5	32.57	488,397	3	33.13
$35.01 - $40.00	1,572,812	8	38.77	506,582	7	38.59
$40.01 - $45.00	1,025,386	4	42.19	1,019,235	4	42.19
$45.01 - $50.00	875,335	6	48.51	531,357	6	48.50
$50.01 - $55.00	63,277	5	52.69	43,709	5	52.71
	4,804,891	6	39.48	3,045,000	4	39.42

Stock Award Activity

The following table presents our stock option activity:

	For the years ended December 31,
	2020		2019		2018
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	4,812,644	$43.40	5,013,038	$41.80	4,951,256	$41.42
Granted	180,500	30.39	1,959,597	38.12	215,500	51.71
Exercised	(45,170)	18.93	(1,986,937)	33.89	(108,318)	40.67
Forfeited and canceled	(143,083)	41.58	(173,054)	48.99	(45,400)	50.21
Total options outstanding, end of period	4,804,891	39.48	4,812,644	43.40	5,013,038	41.80
Exercisable at end of period	3,045,000	39.42	2,510,947	38.76	3,710,138	38.59

The following table presents our additional share-based compensation disclosures:

	For the years ended December 31,
	2020	2019	2018
Tax benefits from stock options exercised	$173	$6,989	$364
Aggregate intrinsic value of our stock options exercised	$603	$17,101	$1,774

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Stock-Based Compensation

The following table presents our total non-cash, stock-based compensation expense:

	For the years ended December 31,
	2020	2019	2018
Stock-based compensation expense:
Research and development expenses	$551	$465	$634
Selling, general and administrative expenses	8,327	8,860	9,442
Total stock-based compensation expense	$8,878	$9,325	$10,076

The income tax benefits related to stock-based compensation expense was $1.7 million, $1.9 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $15.0 million. This amount is based on an estimated future forfeiture rate of 2.0% per year and will be recognized over a weighted-average period of approximately two years.

Valuation of Stock Options

The fair value of each stock option granted for the years ended December 31, 2020, 2019 and 2018 was estimated at the date of the grant using a Black-Scholes option valuation model. The following table presents the estimated grant-date fair values and related assumptions:

For the years ended December 31,
	2020	2019	2018
Assumptions:
Risk-free interest rate	0.25% - 1.72%	1.83% - 2.54%	2.25% - 2.99%
Volatility	24.32% - 30.07%	23.58% - 30.95%	22.77% - 23.28%
Expected term of options (in years)	4.0 - 5.9	5.7 - 5.8	5.7 - 5.8
Weighted-average grant-date fair value	$6.56 - $11.63	$10.22 - $14.49	$12.38 - $16.23

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

Based on the closing market price of our Class A common stock on December 31, 2020, the aggregate intrinsic value of our stock options was $0.1 million for options outstanding and $0.1 million for options exercisable as of December 31, 2020.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 19.    COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations from our continuing operations as of December 31, 2020:

	Payments Due in the Years Ending December 31,
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt	$2,400,000	$900,000	$—	$—	$—	$—	$1,500,000
Interest on long-term debt	568,711	123,396	89,063	89,063	89,063	89,063	89,063
Satellite-related commitments	487,665	223,528	73,412	22,778	20,743	21,487	125,717
Operating lease obligations	176,001	21,051	20,409	19,628	16,364	12,355	86,194
Finance lease obligations	608	472	136	—	—	—	—
Total	$3,632,985	$1,268,447	$183,020	$131,469	$126,170	$122,905	$1,800,974

The table above does not include amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our non-current liabilities as the timing of any payments is uncertain. The table also excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments. Additionally, our satellite-related commitments include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to the EchoStar XXIV launch contract, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our officer, David J. Rayner; EchoStar Corporation; our subsidiary Hughes Satellite Systems Corporation (“HSSC”); our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar Corporation’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and HSSC’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. We intend to vigorously defend this case. We cannot predict its outcome with any degree of certainty.

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 1999, HCIPL’s license was amended pursuant to a new government policy that eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees, interest on such fees and penalties and interest on the penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCIPL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
10-year payment schedule. Under the payment schedule, HCIPL is required to make a payment of 10% of the legally payable dues by March 31, 2021, and thereafter make payments in yearly installments through 2031. To date, HCIPL has paid the DOT $2.9 million with respect to this matter. As a result of the Supreme Court’s orders, HCIPL’s payments to date and the impact of foreign exchange rates, we have recorded an accrual of $81.7 million as of December 31, 2020, comprised of $3.9 million for additional license fees, $4.0 million for penalties and $73.8 million for interest and interest on penalties. We had recorded an accrual of $80.2 million as of December 31, 2019. Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrual and such differences could be significant.

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

NOTE 20.    SEGMENT REPORTING

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

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2020
External revenue	$1,860,834	$16,237	$10,836	$1,887,907
Intersegment revenue	—	1,161	(1,161)	—
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907

EBITDA	$727,608	$7,873	$(118,606)	$616,875
Capital expenditures	$355,197	$41	$53,560	$408,798

For the year ended December 31, 2019
External revenue	$1,852,742	$15,131	$18,208	$1,886,081
Intersegment revenue	—	1,126	(1,126)	—
Total revenue	$1,852,742	$16,257	$17,082	$1,886,081

EBITDA	$625,660	$6,994	$(55,055)	$577,599
Capital expenditures	$308,781	$—	$109,293	$418,074

For the year ended December 31, 2018
External revenue	$1,716,169	$27,009	$19,460	$1,762,638
Intersegment revenue	359	222	(581)	—
Total revenue	$1,716,528	$27,231	$18,879	$1,762,638

EBITDA	$601,319	$17,764	$(150,582)	$468,501
Capital expenditures	$390,108	$(76,757)	$164,091	$477,442
The following table reconciles Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the Years Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations before income taxes	$(27,835)	$(93,165)	$(125,786)
Interest income, net	(39,982)	(82,352)	(80,275)
Interest expense, net of amounts capitalized	147,927	251,016	219,288
Depreciation and amortization	525,011	490,765	457,116
Net loss (income) attributable to non-controlling interests	11,754	11,335	(1,842)
EBITDA	$616,875	$577,599	$468,501

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Geographic Information

The following table summarizes total long-lived assets attributed to the North America, South and Central America and other foreign locations:

	As of December 31,
	2020	2019
Long-lived assets:
North America	$2,954,421	$3,092,773
South and Central America	311,063	310,226
Other	133,621	140,797
Total long-lived assets	$3,399,105	$3,543,796

NOTE 21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents our quarterly results of operations:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2020
Total revenue	$489,273	$473,502	$459,466	$465,666
Operating income (loss)	30,108	36,990	34,772	10,603
Net income (loss)	(2,597)	23,273	(14,843)	(57,737)
Net income (loss) from continuing operations attributable to EchoStar common stock	117	25,440	(11,412)	(54,295)
Net income (loss) attributable to EchoStar Corporation common stock	117	25,440	(11,412)	(54,295)
Basic and diluted income (loss) from continuing operations per share	0.01	0.26	(0.12)	(0.56)
Total basic and diluted earnings (losses) per share	0.01	0.26	(0.12)	(0.56)

Year Ended December 31, 2019
Total revenue	$499,006	$472,262	$460,431	$454,382
Operating income (loss)	23,597	26,093	(4,661)	28,048
Net income (loss)	(63,094)	(21,106)	(5,060)	15,008
Net income (loss) from continuing operations attributable to EchoStar common stock	(46,297)	(20,317)	(30,660)	(5,044)
Net income (loss) attributable to EchoStar common stock	(53,118)	(18,309)	(5,692)	14,202
Basic and diluted income (loss) from continuing operations per share	(0.48)	(0.21)	(0.32)	(0.05)
Total basic and diluted earnings (losses) per share	(0.55)	(0.19)	(0.06)	0.15

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 22.    RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar Corporation and DISH have operated as separate publicly-traded companies since 2008. A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family. In addition, prior to March 2017, DISH Network owned the Trading Stock, which in the aggregate represented an 80% economic interest in the residential retail satellite broadband business of our Hughes segment. The Trading Stock was retired in March 2017.

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the years ended December 31,
	2020	2019	2018
Services and other revenue - DISH Network	$36,531	$53,429	$73,465

The following table presents the related trade accounts receivable:

	As of December 31,
	2020	2019
Trade accounts receivable - DISH Network	$5,612	$10,683

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

Real Estate Leases to DISH Network. We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases or subsequent amendments. Additionally, DISH Network compensates us for its portion of the taxes, insurance, utilities and/or maintenance of the premises. The terms of each of the leases are set forth below:

•100 Inverness Occupancy License Agreement — Effective March 2017, DISH Network is licensed to use certain of our space at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. Effective December 2020, we amended this agreement to extend the license until December 2021. This agreement may be terminated by either party upon 180 days’ prior notice. This agreement will be converted to a month-to-month lease agreement unless extended by mutual consent or terminated by one of the parties upon 30 days’ notice. In connection with the BSS Transaction, we transferred to DISH Network the Englewood Satellite Operations Center located at 100 Inverness Terrace East, including any and all equipment, hardware licenses, software, processes, software licenses, furniture and technical documentation associated with the satellites transferred in the BSS Transaction.

•Meridian Lease Agreement — The lease for all of 9601 S. Meridian Blvd., Englewood, Colorado was originally for a period ending in December 2016. We and DISH Network have amended this lease over time to, among other things, extend the term through December 2021. After December 2021, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our Gen 4 HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for our Gen 4 HughesNet service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Gen 4 HughesNet service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days’ before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Gen 4 HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

Hughes Equipment and Services Agreement. In February 2019, we and DISH Network entered into an agreement pursuant to which we will sell to DISH Network our HughesNet Service and HughesNet equipment that has been modified to meet DISH Network’s internet-of-things specifications for the transfer of data to DISH Network’s network operations centers. This agreement has an initial term of five years expiring February 2024 with automatic renewal for successive one-year terms unless terminated by DISH Network with at least 180 days‘ written notice to us or by us with at least 365 days'’ written notice to DISH Network.

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the years ended December 31,
	2020	2019	2018
Operating expenses - DISH Network	$5,793	$5,198	$3,889

The following table presents the related trade accounts payable:

	As of December 31,
	2020	2019
Trade accounts payable - DISH Network	$752	$1,923

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provides us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provides us with renewal options for four consecutive years. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period ending in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

Also in connection with the BSS Transaction, in September 2019, we entered into an agreement pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing in August 2020, with four three-year renewal terms, with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $16.6 million, $17.1 million and $33.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of December 31,
	2020	2019
Other receivables - DISH Network	$92,680	$92,892

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

We and DISH Network file combined income tax returns in certain states from 2008 through 2019. We have earned and recognized tax benefits for certain state income tax credits that we would be unable to fully utilize currently if we had filed separately from DISH Network. We have charged Additional paid-in capital in prior periods when DISH Network has utilized such tax benefits. We expect to increase Additional paid-in capital upon receipt of any consideration that DISH Network pays to us in exchange for these tax credits. For the years ended December 31, 2020, 2019 and 2018, DISH Network has utilized tax benefits of $2.2 million, tax provisions of $1.6 million and tax benefits of $1.8 million, respectively.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Share Exchange Employee Matters Agreement. Effective March 2017, in connection with the Share Exchange, we and DISH Network entered into an employee matters agreement that addressed the transfer of employees from us to DISH Network, including certain benefit and compensation matters and the allocation of responsibility for employee related liabilities relating to current and past employees of the transferred businesses. DISH Network assumed employee-related liabilities relating to the transferred businesses as part of the Share Exchange, except that we are responsible for certain pre-Share Exchange employee related litigation, and compensation and benefits for employees who transferred to DISH Network in connection with the Share Exchange.

NOTE 23. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc.. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2020. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $4.4 million, $12.5 million, and $6.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, we had $0.4 million and $2.7 million trade accounts receivable from TSI.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, served as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP from September 2017 until April 2019 and from September 2017 until December 2019, respectively. In August 2018, we and Global IP amended the agreement to: (i) change certain of the equipment and services to be provided to Global IP, (ii) modify certain payment terms, (iii) provide Global IP an option to use one of our test lab facilities and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We recognized revenue under this agreement of $9.0 million for the year ended December 31, 2018. We have not recognized any revenue since the termination of this agreement. As of December 31, 2020 and 2019, we were owed $7.5 million from Global IP.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined our board of directors in March 2019, served as a consultant and advisor to Maxar Technologies Inc. and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture and certain other services of the EchoStar IX satellite, the EchoStar XVII satellite, the EchoStar XIX satellite, the EchoStar XXI satellite and the EchoStar XXIV satellite and our former EchoStar XI satellite, EchoStar XIV satellite, EchoStar XVI satellite and EchoStar XXIII satellite. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $23.9 million and $90.3 million for the years ended December 31, 2020 and 2019, respectively. At both December 31, 2020 and 2019, we had no trade payable to Maxar Tech.

.NOTE 24.    SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the years ended December 31,
	2020	2019	2018
Cost of sales - equipment	$19,788	$24,495	$23,422
Research and development expenses	$29,448	$25,739	$27,570

Advertising Costs

We incurred advertising expense of $65.1 million, $88.2 million and $75.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Cash and Cash Equivalents and Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash, as presented in the Consolidated Balance Sheets to the total of the same as presented in the Consolidated Statements of Cash Flows:

	For the years ended December 31,
	2020	2019	2018
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$1,519,431	$928,306	$2,431,456
Restricted cash	2,458	1,189	793
Total cash and cash equivalents, included restricted amounts, beginning of period	$1,521,889	$929,495	$2,432,249

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$896,005	$1,519,431	$928,306
Restricted cash	807	2,458	1,189
Total cash and cash equivalents, included restricted amounts, end of period	$896,812	$1,521,889	$929,495

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of December 31,
	2020	2019
Other current assets, net:
Trade accounts receivable - DISH Network	$5,612	$10,683
Inventory	97,992	79,621
Prepaids and deposits	55,381	67,014
Other, net	30,836	22,213
Total other current assets	$189,821	$179,531

Other non-current assets, net:
Other receivables - DISH Network	$92,680	$92,892
Restricted marketable investment securities	9,090	8,093
Restricted cash	807	2,458
Deferred tax assets, net	1,781	7,251
Capitalized software, net	116,661	101,786
Contract acquisition costs, net	99,837	96,723
Contract fulfillment costs, net	2,580	3,010
Other, net	29,485	22,628
Total other non-current assets, net	$352,921	$334,841

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the years ended December 31,
	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$—	$—
Credit losses (1)	1,595	13,378
Foreign currency translation	152	(509)
Balance at end of period	$1,747	$12,869
(1)    The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

Accrued Expenses and Other Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities:

	As of December 31,
	2020	2019
Accrued expenses and other current liabilities:
Trade accounts payable - DISH Network	$752	$1,923
Accrued interest	42,388	42,622
Accrued compensation	62,299	50,787
Accrued taxes	20,297	18,525
Operating lease obligation	14,699	14,651
Other	159,564	142,371
Total accrued expenses and other current liabilities	$299,999	$270,879

Inventory

The following table presents the components of inventory:

	As of December 31,
	2020	2019
Raw materials	$4,564	$4,240
Work-in-process	8,280	6,979
Finished goods	85,148	68,402
Total inventory	$97,992	$79,621

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Capitalized Software Costs

The following tables present the activity related to our capitalized software cost:

	As of December 31,
	2020	2019
Net carrying amount of externally marketed software	$116,661	$101,786
Externally marketed software under development and not yet placed into service	$72,047	$38,766

	For the years ended December 31,
	2020	2019	2018
Capitalized costs related to development of externally marketed software	$38,655	$29,310	$31,639
Amortization expense relating to externally marketed software	$23,780	$24,284	$22,966
Weighted average useful life (in years)	2

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the years ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$139,280	$195,331	$240,596
Cash paid for income taxes	$15,254	$3,575	$5,209

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$6,921	$6,654	$7,605
Increase (decrease) in capital expenditures included in accounts payable, net	$(6,935)	$(11,111)	$7,318
Non-cash assets exchanged for BSS Transaction	$—	$532,855	$—
Non-cash net assets received in exchange for a 20% ownership interest in our existing Brazilian subsidiary	$—	$94,918	$—