Form 10-Q
period 2021-03-31
EchoStar CORP
filed 2021-05-06
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021.

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

As of April 29, 2021, the registrant’s outstanding common stock consisted of 43,133,424 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

1

2

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, future developments, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” ”project,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions based on past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties, including the impact of the coronavirus pandemic (COVID-19), and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition both the near- and long-term. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•significant risks related to our ability to operate and control our satellites, operational and environmental risks related to our owned and leased satellites, and risks related to our satellites under construction;
•our ability and the ability of third parties with whom we engage to operate our business as a result of the COVID-19 pandemic, including regulatory and competitive considerations;
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
i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,583,747	$896,005
Marketable investment securities	735,418	1,638,271
Trade accounts receivable and contract assets, net	187,280	183,989
Other current assets, net	190,958	189,821
Total current assets	2,697,403	2,908,086
Non-current assets:
Property and equipment, net	2,420,917	2,390,313
Operating lease right-of-use assets	131,601	128,303
Goodwill	510,945	511,597
Regulatory authorizations, net	476,092	478,762
Other intangible assets, net	16,316	18,433
Other investments, net	347,615	284,937
Other non-current assets, net	350,920	352,921
Total non-current assets	4,254,406	4,165,266
Total assets	$6,951,809	$7,073,352

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$106,500	$122,366
Current portion of long-term debt, net	808,758	898,237
Contract liabilities	112,507	104,569
Accrued expenses and other current liabilities	304,018	299,999
Total current liabilities	1,331,783	1,425,171
Non-current liabilities:
Long-term debt, net	1,495,436	1,495,256
Deferred tax liabilities, net	378,271	359,896
Operating lease liabilities	118,569	114,886
Other non-current liabilities	69,885	70,893
Total non-current liabilities	2,062,161	2,040,931
Total liabilities	3,393,944	3,466,102

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 57,712,888 shares issued and 44,551,347 shares outstanding at March 31, 2021 and 57,254,201 shares issued and 48,863,374 shares outstanding at December 31, 2020	58	57
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both March 31, 2021 and December 31, 2020	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both March 31, 2021 and December 31, 2020	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	3,333,047	3,321,426
Accumulated other comprehensive income (loss)	(215,476)	(187,876)
Accumulated earnings (losses)	662,110	583,591
Treasury shares, at cost	(285,681)	(174,912)
Total EchoStar Corporation stockholders' equity	3,494,106	3,542,334
Non-controlling interests	63,759	64,916
Total stockholders' equity	3,557,865	3,607,250
Total liabilities and stockholders' equity	$6,951,809	$7,073,352
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenue:
Services and other revenue	$430,337	$408,357
Equipment revenue	52,245	57,309
Total revenue	482,582	465,666
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	132,789	145,252
Cost of sales - equipment (exclusive of depreciation and amortization)	45,151	45,908
Selling, general and administrative expenses	114,119	125,281
Research and development expenses	7,545	6,254
Depreciation and amortization	129,286	132,368
Impairment of long-lived assets	230	—
Total costs and expenses	429,120	455,063
Operating income (loss)	53,462	10,603
Other income (expense):
Interest income, net	5,949	15,583
Interest expense, net of amounts capitalized	(34,667)	(36,233)
Gains (losses) on investments, net	78,600	(46,672)
Equity in earnings (losses) of unconsolidated affiliates, net	1,374	2,613
Foreign currency transaction gains (losses), net	(4,069)	(10,844)
Other, net	(930)	(279)
Total other income (expense), net	46,257	(75,832)
Income (loss) before income taxes	99,719	(65,229)
Income tax benefit (provision), net	(22,147)	7,492
Net income (loss)	77,572	(57,737)
Less: Net loss (income) attributable to non-controlling interests	947	3,442
Net income (loss) attributable to EchoStar Corporation common stock	$78,519	$(54,295)

Earnings (losses) per share - Class A and B common stock:
Basic and diluted earnings (losses) per share	$0.84	$(0.56)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Net income (loss)	$77,572	$(57,737)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26,197)	(80,362)
Unrealized gains (losses) on available-for-sale securities	(86)	(3,366)
Other	(6,920)	(2,675)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(7)	—
Total other comprehensive income (loss), net of tax	(33,210)	(86,403)
Comprehensive income (loss)	44,362	(144,140)
Less: Comprehensive loss (income) attributable to non-controlling interests	6,557	19,765
Comprehensive income (loss) attributable to EchoStar Corporation	$37,805	$(124,375)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, December 31, 2019	$105	$3,290,483	$(122,138)	$632,809	$(131,454)	$75,748	$3,745,553
Cumulative effect of accounting changes	—	—	—	(9,068)	—	(240)	(9,308)
Balance, January 1, 2020	105	3,290,483	(122,138)	623,741	(131,454)	75,508	3,736,245
Issuances of Class A common stock:
Exercise of stock options	—	178	—	—	—	—	178
Employee benefits	—	6,920	—	—	—	—	6,920
Employee Stock Purchase Plan	—	2,924	—	—	—	—	2,924
Stock-based compensation	—	2,384	—	—	—	—	2,384
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	4,338	—	—	—	(1,514)	2,824
Contribution by non-controlling interest holder	—	—	—	—	—	4,000	4,000
Other comprehensive income (loss)	—	—	(70,080)	—	—	(16,323)	(86,403)
Net income (loss)	—	—	—	(54,295)	—	(3,442)	(57,737)
Treasury share repurchase	—	—	—	—	(5,893)	—	(5,893)
Other, net	—	133	—	—	—	—	133
Balance, March 31, 2020	$105	$3,307,360	$(192,218)	$569,446	$(137,347)	$58,229	$3,605,575

Balance, December 31, 2020	$105	$3,321,426	$(187,876)	$583,591	$(174,912)	$64,916	$3,607,250
Issuances of Class A common stock:
Employee benefits	1	7,124	—	—	—	—	7,125
Employee Stock Purchase Plan	—	2,486	—	—	—	—	2,486
Stock-based compensation	—	2,011	—	—	—	—	2,011
Contribution by non-controlling interest holder	—	—	—	—	—	5,400	5,400
Other comprehensive income (loss)	—	—	(27,600)	—	—	(5,610)	(33,210)
Net income (loss)	—	—	—	78,519	—	(947)	77,572
Treasury share repurchase	—	—	—	—	(110,769)	—	(110,769)
Balance, March 31, 2021	$106	$3,333,047	$(215,476)	$662,110	$(285,681)	$63,759	$3,557,865

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$77,572	$(57,737)
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	129,286	132,368
Impairment of long-lived assets	230	—
Losses (gains) on investments, net	(78,600)	46,672
Equity in losses (earnings) of unconsolidated affiliates, net	(1,374)	(2,613)
Foreign currency transaction losses (gains), net	4,069	10,844
Deferred tax provision (benefit), net	18,370	(10,064)
Stock-based compensation	2,011	2,384
Amortization of debt issuance costs	1,118	1,050
Other, net	11,551	(4,899)
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(6,090)	(7,664)
Other current assets, net	(1,736)	(16,127)
Trade accounts payable	(18,375)	(9,559)
Contract liabilities	7,938	(3,212)
Accrued expenses and other current liabilities	(27,447)	(4,922)
Non-current assets and non-current liabilities, net	(1,636)	(5,226)
Net cash provided by (used for) operating activities	116,887	71,295

Cash flows from investing activities:
Purchases of marketable investment securities	(389,071)	(550,891)
Sales and maturities of marketable investment securities	1,361,632	687,579
Expenditures for property and equipment	(179,235)	(104,604)
Expenditures for externally marketed software	(7,846)	(8,638)
Purchase of other investments	(50,000)	(5,500)
Sales of other investments	1,500	—
Net cash provided by (used for) investing activities	736,980	17,946

Cash flows from financing activities:
Repurchase of the 2021 Senior Unsecured Notes	(62,588)	—
Payment of finance lease obligations	(329)	(215)
Payment of in-orbit incentive obligations	(1,104)	(801)
Net proceeds from Class A common stock options exercised	—	150
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	2,486	2,924
Treasury share repurchase	(107,862)	(5,893)
Contribution by non-controlling interest holder	5,400	4,000
Other, net	(292)	817
Net cash provided by (used for) financing activities	(164,289)	982

Effect of exchange rates on cash and cash equivalents	(1,808)	(4,809)
Net increase (decrease) in cash and cash equivalents	687,770	85,414
Cash and cash equivalents, including restricted amounts, beginning of period	896,812	1,521,889
Cash and cash equivalents, including restricted amounts, end of period	$1,584,582	$1,607,303

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 14. Segment Reporting for further detail.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements”) are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

All amounts presented in these Consolidated Financial Statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Refer to Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in our Form 10-K for a summary and discussion of our significant accounting policies, except as updated below.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Recently Adopted Accounting Pronouncements

On January 1, 2021, we adopted Accounting Standard Update (“ASU”) No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the Financial Accounting Standards Board (“FASB”) overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. Our adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	March 31, 2021	December 31, 2020
Trade accounts receivable and contract assets, net:
Sales and services	$150,021	$149,513
Leasing	4,656	4,554
Total trade accounts receivable	154,677	154,067
Contract assets	46,267	45,308
Allowance for doubtful accounts	(13,664)	(15,386)
Total trade accounts receivable and contract assets, net	$187,280	$183,989

Contract liabilities:
Current	$112,507	$104,569
Non-current	10,357	10,519
Total contract liabilities	$122,864	$115,088

The following table presents the revenue recognized in the Consolidated Statement of Operations that was previously included within contract liabilities:

	For the three months ended March 31,
	2021	2020
Revenue	$63,081	$52,172
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the three months ended March 31,
	2021	2020
Balance at beginning of period	$99,837	$113,592
Additions	18,400	26,474
Amortization expense	(22,769)	(25,675)
Foreign currency translation	(875)	(3,994)
Balance at end of period	$94,593	$110,397

Performance Obligations

As of March 31, 2021, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $939.7 million. Performance obligations expected to be satisfied within one year and greater than one year are 37% and 63%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2021
North America	$398,759	$4,089	$2,612	$405,460
South and Central America	43,030	—	—	43,030
Other	34,070	—	22	34,092
Total revenue	$475,859	$4,089	$2,634	$482,582

For the three months ended March 31, 2020
North America	$382,715	$4,652	$2,440	$389,807
South and Central America	33,956	—	92	34,048
Other	41,811	—	—	41,811
Total revenue	$458,482	$4,652	$2,532	$465,666

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following table presents our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2021
Services and other revenue:
Services	$413,519	$2,690	$1,091	$417,300
Lease revenue	10,101	1,399	1,537	13,037
Total services and other revenue	423,620	4,089	2,628	430,337
Equipment revenue:
Equipment	28,521	—	6	28,527
Design, development and construction services	21,636	—	—	21,636
Lease revenue	2,082	—	—	2,082
Total equipment revenue	52,239	—	6	52,245
Total revenue	$475,859	$4,089	$2,634	$482,582

For the three months ended March 31, 2020
Services and other revenue:
Services	$390,000	$2,765	$1,288	$394,053
Lease revenue	11,173	1,887	1,244	14,304
Total services and other revenue	401,173	4,652	2,532	408,357
Equipment revenue:
Equipment	24,839	—	—	24,839
Design, development and construction services	31,557	—	—	31,557
Lease revenue	913			913
Total equipment revenue	57,309	—	—	57,309
Total revenue	$458,482	$4,652	$2,532	$465,666

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended March 31,
	2021	2020
Sales-type lease revenue:
Revenue at lease commencement	$2,082	$913
Interest income	73	69
Total sales-type lease revenue	2,155	982
Operating lease revenue	12,964	14,235
Total lease revenue	$15,119	$15,217

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $13.4 million and $13.0 million as of March 31, 2021 and December 31, 2020, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents future operating lease payments to be received as of March 31, 2021:

Amounts
Year ending December 31,
2021 (remainder)	$36,118
2022	34,082
2023	32,000
2024	29,740
2025	28,482
2026 and beyond	47,562
Total lease payments	$207,984

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of
	March 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,651,687	$(1,316,511)	$335,176	$1,617,053	$(1,265,129)	$351,924
Satellites	104,620	(40,078)	64,542	104,620	(38,335)	66,285
Real estate	48,275	(17,336)	30,939	48,275	(17,094)	31,181
Total	$1,804,582	$(1,373,925)	$430,657	$1,769,948	$(1,320,558)	$449,390

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the three months ended March 31,
	2021	2020
Customer premises equipment	$56,646	$45,721
Satellites	1,744	1,744
Real estate	242	232
Total	$58,632	$47,697

NOTE 4.    EARNINGS PER SHARE

We present basic and diluted earnings or losses per share (“EPS”) for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing Net income (loss) attributable to EchoStar Corporation common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards is computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, the effect of which would be anti-dilutive.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the calculation of basic and diluted EPS for our Class A and B common stock:

	For the three months ended March 31,
	2021	2020
Net income (loss) attributable to EchoStar Corporation common stock	$78,519	$(54,295)

Weighted-average common shares outstanding:
Basic	93,871	97,811
Dilutive impact of stock awards outstanding	25	—
Diluted	93,896	97,811

Earnings (losses) per share:
Basic and diluted earnings (losses) per share	$0.84	$(0.56)

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our weighted-average common shares outstanding:

	For the three months ended March 31,
	2021	2020
Number of shares	4,750	4,797

NOTE 5.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	March 31, 2021	December 31, 2020
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$135,456	$372,746
Commercial paper	372,623	1,101,888
Other debt securities	87,932	148,292
Total available-for-sale debt securities	596,011	1,622,926
Equity securities	148,557	24,435
Total marketable investment securities, including restricted amounts	744,568	1,647,361
Less: Restricted marketable investment securities	(9,150)	(9,090)
Total marketable investment securities	$735,418	$1,638,271

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2021
Corporate bonds	$135,456	$14	$(14)	$135,456
Commercial paper	372,623	—	—	372,623
Other debt securities	87,981	7	(56)	87,932
Total available-for-sale debt securities	$596,060	$21	$(70)	$596,011
As of December 31, 2020
Corporate bonds	$372,702	$78	$(34)	$372,746
Commercial paper	1,101,888	—	—	1,101,888
Other debt securities	148,292	6	(6)	148,292
Total available-for-sale debt securities	$1,622,882	$84	$(40)	$1,622,926

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended March 31,
	2021	2020
Proceeds from sales	$181,995	$10,000

As of March 31, 2021, we have $571.9 million of available-for-sale debt securities with contractual maturities of one year or less and $24.1 million with contractual maturities greater than one year.

Fair Value Option

The following table presents the activity on our fair value option corporate bonds:

	For the three months ended March 31,
	2021	2020
Gains (losses) on investments, net	$—	$(4,208)

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended March 31,
	2021	2020
Gains (losses) on investments, net	$65,568	$(11,115)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of March 31, 2021
Cash equivalents (including restricted)	$805	$1,493,034	$1,493,839
Available-for-sale debt securities:
Corporate bonds	$—	$135,456	$135,456
Commercial paper	—	372,623	372,623
Other debt securities	42,256	45,676	87,932
Total available-for-sale debt securities	42,256	553,755	596,011
Equity securities	138,041	10,516	148,557
Total marketable investment securities, including restricted amounts	180,297	564,271	744,568
Less: Restricted marketable investment securities	(9,150)	—	(9,150)
Total marketable investment securities	$171,147	$564,271	$735,418

As of December 31, 2020
Cash equivalents (including restricted)	$416	$809,698	$810,114
Available-for-sale debt securities:
Corporate bonds	$—	$372,746	$372,746
Commercial paper	—	1,101,888	1,101,888
Other debt securities	139,486	8,806	148,292
Total available-for-sale debt securities	139,486	1,483,440	1,622,926
Equity securities	14,441	9,994	24,435
Total marketable investment securities, including restricted amounts	153,927	1,493,434	1,647,361
Less: Restricted marketable investment securities	(9,090)	—	(9,090)
Total marketable investment securities	$144,837	$1,493,434	$1,638,271

As of March 31, 2021 and December 31, 2020, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 6.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	March 31, 2021	December 31, 2020
Property and equipment, net:
Satellites, net	$1,659,154	$1,602,076
Other property and equipment, net	761,763	788,237
Total property and equipment, net	$2,420,917	$2,390,313

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellites

As of March 31, 2021, our operating satellite fleet consisted of 10 satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our operating satellite fleet as of March 31, 2021 which consists of both owned and leased satellites:

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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		March 31, 2021	December 31, 2020
Satellites, net:
Satellites - owned	7 to 15	$1,802,072	$1,805,590
Satellites - acquired under finance leases	15	352,261	352,245
Construction in progress	—	505,939	409,032
Total satellites		2,660,272	2,566,867
Accumulated depreciation:
Satellites - owned		(923,704)	(890,783)
Satellites - acquired under finance leases		(77,414)	(74,008)
Total accumulated depreciation		(1,001,118)	(964,791)
Total satellites, net		$1,659,154	$1,602,076

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended March 31,
	2021	2020
Depreciation expense:
Satellites - owned	$32,161	$32,073
Satellites - acquired under finance leases	7,201	6,013
Total depreciation expense	$39,362	$38,086

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended March 31,
	2021	2020
Capitalized interest	$8,563	$6,681

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

Satellite-Related Commitments

As of March 31, 2021 and December 31, 2020 our satellite-related commitments were $389.7 million and $487.7 million, respectively. These include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to the EchoStar XXIV launch contract, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended March 31, 2021.

Fair Value of In-Orbit Incentives

As of March 31, 2021 and December 31, 2020, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $54.3 million and $55.4 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 7.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2019	$58,451	$(20,144)	$38,307	$440,291	$478,598
Amortization expense	—	(964)	(964)	—	(964)
Currency translation adjustments	(1,828)	366	(1,462)	(5,008)	(6,470)
Balance, March 31, 2020	$56,623	$(20,742)	$35,881	$435,283	$471,164

Balance, December 31, 2020	$61,381	$(26,639)	$34,742	$444,020	$478,762
Amortization expense	—	(1,134)	(1,134)	—	(1,134)
Currency translation adjustments	(2,345)	1,124	(1,221)	(315)	(1,536)
Balance, March 31, 2021	$59,036	$(26,649)	$32,387	$443,705	$476,092

Weighted-average useful life (in years)		13

NOTE 8.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	March 31, 2021	December 31, 2020
Other investments, net:
Equity method investments	$151,545	$151,070
Other equity investments	93,987	31,662
Other debt investments, net	102,083	102,205
Total other investments, net	$347,615	$284,937

Equity Method Investments

Dish Mexico

We own 49% of DISH Mexico, S. de R.L. de C.V. and its subsidiaries (“Dish Mexico”), a joint venture that we entered into in 2008 to provide direct-to-home satellite services in Mexico.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended March 31,
	2021	2020
Deluxe	$1,631	$1,255
BCS	$1,348	$1,669

The following table presents trade accounts receivable:

	As of
	March 31, 2021	December 31, 2020
Deluxe	$1,318	$716
BCS	$5,043	$9,347

Other Equity Investments

The following table presents the activity on our investments:

	For the three months ended March 31,
	2021	2020
Gain (loss) on investments, net	$14,156	$(21,347)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 9.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective Interest Rate	As of
		March 31, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$830,933	$750,000	$834,045
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	809,486	821,555	900,000	924,003
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	834,383	750,000	852,810
Less: Unamortized debt issuance costs		(5,292)	—	(6,507)	—
Total long-term debt		2,304,194	2,486,871	2,393,493	2,610,858
Less: Current portion, net		(808,758)	(821,555)	(898,237)	(924,003)
Long-term debt, net		$1,495,436	$1,665,316	$1,495,256	$1,686,855

As of March 31, 2021, we have repurchased a total of $90.5 million in principal of the 2021 Senior Unsecured Notes in open market trades.

NOTE 10.    INCOME TAXES

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
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

Our income tax provision was $22.1 million for the three months ended March 31, 2021 compared to our income tax benefit of $7.5 million for the three months ended March 31, 2020. Our estimated effective income tax rate was 22.2% and 11.5% for the three months ended March 31, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2021 were primarily due to excluded foreign losses where the company carries a full valuation allowance and by the change in net unrealized gains that are capital in nature. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature and research and experimentation credits.

NOTE 11.    RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar Corporation and DISH have operated as separate publicly-traded companies since 2008 (the “Spin-off”). A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family.

In January 2017, we and certain of our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries pursuant to which, in February 2017, we received

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
all of the shares of preferred tracking stock previously issued by us and one of our subsidiaries (the “Tracking Stock”), representing an 80% economic interest in the residential retail satellite broadband business of our Hughes segment, in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). The Tracking Stock was retired in March 2017.

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH and its subsidiaries (“DISH Network”) and our joint venture Dish Mexico, and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended March 31,
	2021	2020
Services and other revenue - DISH Network	$8,421	$10,313

The following table presents the related trade accounts receivable:

	As of
	March 31, 2021	December 31, 2020
Trade accounts receivable - DISH Network	$7,041	$5,612

Satellite Capacity Leased to DISH Network. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Telesat Obligation Agreement. In September 2009, we entered into an agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we entered into an agreement with DISH Network, pursuant to which DISH Network leased satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”). Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service. We transferred the Telesat Transponder Agreement to DISH Network in September 2019 as part of the BSS Transaction; however, we retained certain obligations related to DISH Network’s performance under that agreement and we entered into an agreement with DISH Network whereby DISH Network compensates us for retaining such obligations.

Real Estate Leases to DISH Network. We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases or subsequent amendments. Additionally, DISH Network compensates us for its portion of the taxes, insurance, utilities and/or maintenance of the premises. The terms of each of the leases are set forth below:

•100 Inverness Occupancy License Agreement — In March 2017, we and DISH Network entered into a license agreement for DISH Network to use certain of our space at 100 Inverness Terrace East, Englewood, Colorado for an initial period ending in December 2020. Effective December 2020, we amended this agreement to extend the license until December 2021. This agreement may be terminated by either party upon 180 days’ prior notice. Subsequent to December 2021, this agreement will be converted to a month-to-month lease agreement unless extended by mutual consent or terminated by one of the parties upon 30 days’ notice. In connection with the BSS Transaction, we transferred to DISH Network the Englewood Satellite Operations Center located at 100 Inverness Terrace East, including any and all equipment, hardware licenses, software, processes, software licenses, furniture and technical documentation associated with the satellites transferred in the BSS Transaction.

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless these services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below). As a result, we and DISH Network amended the TerreStar Agreements to suspend our provision of warranty services to DISH Network from April 2020 through December 2020. Following the expiration of this suspension, we have recommenced providing warranty services to DISH Network.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our Gen 4 HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for our Gen 4 HughesNet service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Gen 4 HughesNet service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one-year terms unless terminated by either party with a written notice at least 180 days’ before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Gen 4 HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

Hughes Equipment and Services Agreement. In February 2019, we and DISH Network entered into an agreement pursuant to which we will sell to DISH Network our HughesNet Service and HughesNet equipment that has been modified to meet DISH Network’s internet-of-things specifications for the transfer of data to DISH Network’s network operations centers. This agreement has an initial term of five years expiring February 2024 with automatic renewal for successive one-year terms unless terminated by DISH Network with at least 180 days‘ written notice to us or by us with at least 365 days' written notice to DISH Network.

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended March 31,
	2021	2020
Operating expenses - DISH Network	$1,307	$1,455

The following table presents the related trade accounts payable:

	As of
	March 31, 2021	December 31, 2020
Trade accounts payable - DISH Network	$426	$752

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, we and DISH Network agreed that we continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from us (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement (as amended to date, the “Amended and Restated Professional Services Agreement”) to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, we and DISH further amended the Amended and Restated Professional Services Agreement to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. The term of the Amended and Restated Professional Services Agreement is through January 1, 2022 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days‘ notice. We or DISH Network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

Real Estate Leases from DISH Network. Effective March 2017, we entered into a lease with DISH Network for certain space at 530 EchoStar Drive in Cheyenne, Wyoming for an initial period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one-year period ending in February 2020. In connection with the BSS Transaction, we transferred the Cheyenne Satellite Operations Center, including any equipment, software licenses, and furniture located within, to DISH Network and amended this lease to reduce the space provided to us for the Cheyenne Satellite Access Center for a period ending in September 2021. In March 2021, we exercised our option to renew this lease for a one-year period ending September 2022. The rent on a per square foot basis is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease or subsequent amendments and includes our portion of the taxes, insurance, utilities and/or maintenance of the premises.

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provided us with renewal options for two consecutive three-year terms. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

Also in connection with the BSS Transaction, in September 2019, we entered into an agreement pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing in August 2020, with four three-year renewal terms, with prior written notice of renewal required no more than 120 days but no less than 90 days prior to the end of the then-current term. In March 2021, we entered into additional agreements pursuant to which DISH Network provides us with a gateway, including antenna space in Cheyenne, Wyoming and Gilbert, Arizona. Both agreements are for a period of five years with four three-year renewal terms, with prior written notice of renewal required no more than 120 days but no less than 90 days prior to the end of the then-current term.

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.9 million and $4.6 million for the three months ended March 31, 2021 and 2020, respectively.

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

Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	March 31, 2021	December 31, 2020
Other receivables - DISH Network	$92,748	$92,680

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

We and DISH Network filed combined income tax returns in certain states from 2008 through 2019. We have earned and recognized tax benefits for certain state income tax credits that we would be unable to fully utilize currently if we had filed separately from DISH Network. We have charged Additional paid-in capital in prior periods when DISH Network has utilized such tax benefits. We expect to increase Additional paid-in capital upon receipt of any consideration that DISH Network pays to us in exchange for these tax credits.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Share Exchange Agreement. In February 2017 we consummated the Share Exchange, following which we no longer operate the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, we transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contained customary representations and warranties by the parties, including representations by us related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. We and DISH Network also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by us or DISH causes the transaction to be taxable to the other party after closing.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

NOTE 12. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2021. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.4 million and $2.2 million, for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had $1.5 million and $0.4 million trade accounts receivable from TSI.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Certain Arrangements with DISH Network

In connection with our spin-off from DISH in 2008, we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we assumed certain liabilities that relate to our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which we will generally only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off. In connection with the Share Exchange and BSS Transaction, we entered into the Share Exchange Agreement and the Master Transaction Agreement, respectively, and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between us and DISH Network for, in the case of the Share Exchange, certain pre-existing liabilities and legal proceedings and, in the case of the BSS Transaction, certain losses with respect to breaches of certain representations and covenants and certain liabilities.

Litigation

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable and to determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable, and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made. There can be no assurance that legal proceedings against us will be resolved in amounts that will not differ from the amounts of our recorded accruals. Legal fees and other costs of defending legal proceedings are charged to expense as incurred.

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
(Unaudited)

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar Corporation; our subsidiary Hughes Satellite Systems Corporation (“HSSC”); our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar Corporation’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and HSSC’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. We intend to vigorously defend this case. We cannot predict its outcome with any degree of certainty.

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 2002, HCIPL’s license was amended pursuant to a new government policy that was first established in 1999. The new policy eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees and penalties and interest on such fees and penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCIPL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and an additional payment on March 31, 2021.

The following table presents the components of the accrual:

	As of
	March 31, 2021	December 31, 2020
Additional license fees	$3,867	$3,890
Penalties	3,969	3,992
Interest and interest on penalties	77,774	76,871
Less: Payments	(8,574)	(2,975)
Total accrual	$77,036	$81,778

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”).

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents revenue, EBITDA and capital expenditures for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2021
External revenue	$475,859	$4,001	$2,722	$482,582
Intersegment revenue	—	88	(88)	—
Total revenue	$475,859	$4,089	$2,634	$482,582

EBITDA	$198,578	$1,919	$58,173	$258,670
Capital expenditures	$82,196	$—	$97,039	$179,235

For the three months ended March 31, 2020
External revenue	$458,482	$4,367	$2,817	$465,666
Intersegment revenue	—	285	(285)	—
Total revenue	$458,482	$4,652	$2,532	$465,666

EBITDA	$154,641	$2,030	$(65,440)	$91,231
Capital expenditures	$91,517	$—	$13,087	$104,604

The following table reconciles Net income (loss) in the Consolidated Statements of Operations to EBITDA:

	For the three months ended March 31,
	2021	2020
Net income (loss)	$77,572	(57,737)
Interest income, net	(5,949)	(15,583)
Interest expense, net of amounts capitalized	34,667	36,233
Income tax provision (benefit), net	22,147	(7,492)
Depreciation and amortization	129,286	132,368
Net loss (income) attributable to non-controlling interests	947	3,442
EBITDA	$258,670	$91,231

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	March 31, 2021	December 31, 2020
Other current assets, net:
Trade accounts receivable - DISH Network	$7,041	$5,612
Inventory	95,632	97,992
Prepaids and deposits	57,221	55,381
Other, net	31,064	30,836
Total other current assets	$190,958	$189,821

Other non-current assets, net:
Other receivables - DISH Network	$92,748	$92,680
Restricted marketable investment securities	9,150	9,090
Restricted cash	835	807
Deferred tax assets, net	1,691	1,781
Capitalized software, net	118,953	116,661
Contract acquisition costs, net	94,593	99,837
Contract fulfillment costs, net	1,916	2,580
Other, net	31,034	29,485
Total other non-current assets, net	$350,920	$352,921

Accrued Expenses and Other Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities:

	As of
	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Trade accounts payable - DISH Network	$426	$752
Accrued interest	34,659	42,388
Accrued compensation	55,036	62,299
Accrued taxes	20,827	20,297
Operating lease obligation	15,018	14,699
Other	178,052	159,564
Total accrued expenses and other current liabilities	$304,018	$299,999

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Inventory

The following table presents the components of inventory:

	As of
	March 31, 2021	December 31, 2020
Raw materials	$5,308	$4,564
Work-in-process	7,054	8,280
Finished goods	83,270	85,148
Total inventory	$95,632	$97,992

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the three months ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$38,018	$43,847
Cash paid for income taxes	$407	$716

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$7,124	$6,920
Increase (decrease) in capital expenditures included in accounts payable, net	$(1,395)	$(5,549)
Non-cash net assets received in exchange for a 20% ownership interest in our existing Brazilian subsidiary	$—	$2,824

Common Stock Repurchase Program

On October 29, 2020, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2021. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect to purchase some or all, or not to purchase the maximum amount or any of, the remaining shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors. All shares repurchased reflected in the table below have been converted to treasury shares. The following table presents information with respect to purchases made by the Company:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program
January 1 - 31	2,108,312	$22.65	2,108,312	$408,759
February 1 - 28	1,668,399	23.13	1,668,399	370,148
March 1 - 31	994,003	24.51	994,003	345,772
Total	4,770,714	$23.21	4,770,714	$345,772

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context indicates otherwise, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries. The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto (“Accompanying Consolidated Financial Statements”) in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Management’s Discussion and Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s Discussion and Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Refer to the Disclosure Regarding Forward-Looking Statements in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, refer to the Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting.

All amounts presented in this Management’s Discussion and Analysis, unless otherwise noted, are expressed in thousands of United States (“U.S.”) dollars, except share and per share amounts and unless otherwise noted.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended March 31, 2021:

• Revenue of $482.6 million
•Operating income (loss) of $53.5 million
•Net income (loss) of $77.6 million
• Net income (loss) attributable to EchoStar common stock of $78.5 million and basic and diluted earnings (losses) per share of common stock of $0.84
•Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) of $258.7 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of March 31, 2021:

•Total assets of $7.0 billion
•Total liabilities of $3.4 billion

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
•Total stockholders’ equity of $3.6 billion
•Cash and cash equivalents and marketable investment securities of $2.3 billion

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
We continue our efforts to expand our consumer satellite services business outside of the U.S. We have been delivering high-speed consumer satellite broadband services in Brazil since July 2016 and are also providing satellite broadband internet service in several other Latin American countries. In September 2015, we entered into 15-year agreements with affiliates of Telesat Canada for Ka-band capacity on the Telesat T19V satellite located at the 63 degree west longitude orbital location, which was launched in July 2018. Telesat T19V was placed in service during the fourth quarter of 2018 and augmented the capacity being provided by the EUTELSAT 65 West A satellite and the EchoStar XIX satellite in South America. In March 2021, we entered into an agreement for additional capacity on the Telesat T19V satellite over Puerto Rico.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	March 31, 2021	December 31, 2020
United States	1,164,000	1,189,000
Latin America	389,000	375,000
Total broadband subscribers	1,553,000	1,564,000

The following table presents the approximate number of net subscriber additions:

	For the three months ended
	March 31, 2021	December 31, 2020
United States	(25,000)	(27,000)
Latin America	14,000	11,000
Total net subscriber additions	(11,000)	(16,000)

Our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. While the balancing of total subscribers relative to capacity utilization in the first quarter resulted in lower total subscribers, ARPU increased.

In Latin America, we continued to see growth in our subscriber base and net subscriber additions compared to the fourth quarter of 2020, mainly due to higher gross subscriber additions.

As of March 31, 2021 and December 31, 2020, our Hughes segment had $1.4 billion and $1.3 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
As of March 31, 2021 and December 31, 2020, our ESS segment had contracted revenue backlog of $9.2 million and $6.7 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

S-Band Strategy

We intend to continue to explore the development and deployment of S-band technologies that we expect will reduce the cost of satellite communications for internet of things, machine-to-machine communications, public protection, disaster relief and other end-to-end services worldwide and the integration of our products and services into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. We believe we remain in a unique position to deploy a mobile satellite service (“MSS”) and complementary ground component (“CGC”) network in the European Union and its member states (“E.U.”), the United Kingdom (“U.K.”) and other European countries through our EchoStar XXI satellite, which was placed into service in November 2017, and the EUTELSAT 10A payload.  We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global which holds global S-band non-geostationary satellite spectrum rights for MSS. Additionally, we entered into a contract with Tyvak Nano-Satellite Systems, Inc. for the design and construction of S-band nano-satellites. We launched two nano-satellites in the third quarter of 2020. Following launch, both nano-satellites experienced technical anomalies that precluded them from fulfilling their intended regulatory milestone missions. We obtained milestone relief due to these force majeure events. We expect to launch our third nano-satellite mid-year 2021.  Our nano-satellites are designed to facilitate our continued growth in the global S-band market and enable us to leverage our acquisition of EchoStar Global. In addition, in Mexico we hold licenses for S-band MSS and terrestrial services.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The SolarWinds hack continues to evolve. Specifically, there have been many reports of intrusions into Microsoft Exchange on-premise systems possibly due to the SolarWinds issue and other unrelated matters. While we are customers of Microsoft, to date, our investigations into the announced issues indicate that we were not detrimentally affected by the vulnerabilities due to our security controls and other proactive measures which include security patching. We continue to receive information about these breaches from the U.S. government and private security firms, and we use this data to update our defense systems and to investigate our own networks for compromise. We will continue to update our systems as more information comes to light in reference to these issues.

We are not aware of any additional cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2021 and through May 6, 2021. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table presents our consolidated results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	For the three months ended March 31,		Variance
Statements of Operations Data	2021	2020	Amount	%
Revenue:
Services and other revenue	$430,337	$408,357	$21,980	5.4
Equipment revenue	52,245	57,309	(5,064)	(8.8)
Total revenue	482,582	465,666	16,916	3.6
Costs and expenses:
Cost of sales - services and other	132,789	145,252	(12,463)	(8.6)
% of total services and other revenue	30.9%	35.6%
Cost of sales - equipment	45,151	45,908	(757)	(1.6)
% of total equipment revenue	86.4%	80.1%
Selling, general and administrative expenses	114,119	125,281	(11,162)	(8.9)
% of total revenue	23.6%	26.9%
Research and development expenses	7,545	6,254	1,291	20.6
% of total revenue	1.6%	1.3%
Depreciation and amortization	129,286	132,368	(3,082)	(2.3)
Impairment of long-lived assets	230	—	230	*
Total costs and expenses	429,120	455,063	(25,943)	(5.7)
Operating income (loss)	53,462	10,603	42,859	*
Other income (expense):
Interest income, net	5,949	15,583	(9,634)	(61.8)
Interest expense, net of amounts capitalized	(34,667)	(36,233)	1,566	(4.3)
Gains (losses) on investments, net	78,600	(46,672)	125,272	*
Equity in earnings (losses) of unconsolidated affiliates, net	1,374	2,613	(1,239)	(47.4)
Foreign currency transaction gains (losses), net	(4,069)	(10,844)	6,775	(62.5)
Other, net	(930)	(279)	(651)	*
Total other income (expense), net	46,257	(75,832)	122,089	*
Income (loss) before income taxes	99,719	(65,229)	164,948	*
Income tax benefit (provision), net	(22,147)	7,492	(29,639)	*
Net income (loss)	77,572	(57,737)	135,309	*
Less: Net loss (income) attributable to non-controlling interests	947	3,442	(2,495)	(72.5)
Net income (loss) attributable to EchoStar Corporation common stock	$78,519	$(54,295)	$132,814	*

Other data:
EBITDA (1)	$258,670	$91,231	$167,439	*
Subscribers, end of period	1,553,000	1,516,000	37,000	2.4
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our results of operations for the three months ended March 31, 2021 and 2020.

Services and other revenue.  Services and other revenue totaled $430.3 million for the three months ended March 31, 2021, an increase of $22.0 million, or 5.4%, as compared to 2020.

•Services and other revenue from our Hughes segment for the three months ended March 31, 2021 increased by $22.4 million, or 5.6%, to $423.6 million compared to 2020.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $27.0 million, partially offset by a decrease in sales of services to our enterprise customers of $3.1 million. These variances reflect the negative impact of exchange rate fluctuations of $5.4 million, primarily attributable to our consumer customers.

Equipment revenue.  Equipment revenue totaled $52.2 million for the three months ended March 31, 2021, a decrease of $5.1 million, or 8.8%, as compared to 2020.  The decrease was primarily attributable to decreases in hardware sales of $4.8 million to our mobile satellite systems customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $132.8 million for the three months ended March 31, 2021, a decrease of $12.5 million, or 8.6%, as compared to 2020. The decrease was attributable to lower costs of services provided to our consumer and enterprise customers primarily associated with field services and leased satellite capacity as well as a non-recurring decrease in a certain international regulatory fee of $4.5 million.

Cost of sales - equipment.  Cost of sales - equipment totaled $45.2 million for the three months ended March 31, 2021, a decrease of $0.8 million, or 1.6%, as compared to 2020.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $114.1 million for the three months ended March 31, 2021, a decrease of $11.2 million, or 8.9%, as compared to 2020. The decrease was primarily attributable to decreased sales and marketing expenses of $9.6 million from our Hughes segment mainly associated with our consumer customers and decreases in bad debt expense of $2.4 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $129.3 million for the three months ended March 31, 2021, a decrease of $3.1 million, or 2.3%, as compared to 2020.  The decrease was primarily attributable to decreases in other property and equipment depreciation expense of $2.0 million and decreases in amortization of intangibles of $1.5 million.

Interest income, net.  Interest income, net totaled $5.9 million for the three months ended March 31, 2021, a decrease of $9.6 million, or 61.8%, as compared to 2020, primarily attributable to decreases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized, totaled $34.7 million for the three months ended March 31, 2021, a decrease of $1.6 million, or 4.3%, as compared to 2020.  The decrease was primarily attributable to an increase of $1.3 million in capitalized interest relating to the construction of the EchoStar XXIV satellite and its related infrastructure.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $78.6 million in gains for the three months ended March 31, 2021, an increase of $125.3 million, as compared to 2020. The change was primarily attributable to the gains on marketable investment securities and other equity securities of $98.2 million in 2021 and a $21.3 million impairment loss in 2020.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $1.4 million in earnings for the three months ended March 31, 2021, a decrease in earnings of $1.2 million, or 47.4%, as compared to 2020. The decrease was related to decreased earnings from our investments in our equity method investees.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $4.1 million in losses for the three months ended March 31, 2021, as compared to $10.8 million in losses for the three months ended March 31, 2020, a positive change of $6.8 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the quarter.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(22.1) million for the three months ended March 31, 2021, as compared to $7.5 million for the three months ended March 31, 2020. Our effective income tax rate was 22.2% and 11.5% for the three months ended March 31, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2021 were primarily due to excluded foreign losses where the company carries a full valuation allowance and the change in net unrealized gains that are capital in nature. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and by the impact of state and local taxes partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits.

Net income (loss) attributable to EchoStar Corporation common stock.  The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended March 31, 2020	$(54,295)
Decrease (increase) in income tax benefit (provision), net	(29,639)
Increase (decrease) in interest income, net	(9,634)
Increase (decrease) in net income (loss) attributable to non-controlling interest	(2,495)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,239)
Increase (decrease) in other, net	(651)
Decrease (increase) in interest expense, net of amounts capitalized	1,566
Increase (decrease) in foreign currency transaction gains (losses), net	6,775
Increase (decrease) in operating income (loss), including depreciation and amortization	42,859
Increase (decrease) in gains (losses) on investments, net	125,272
Net income (loss) attributable to EchoStar Corporation for the three months ended March 31, 2021	$78,519

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the three months ended March 31,		Variance
	2021	2020	Amount	%
Net income (loss)	$77,572	$(57,737)	$135,309	*
Interest income, net	(5,949)	(15,583)	9,634	(61.8)
Interest expense, net of amounts capitalized	34,667	36,233	(1,566)	(4.3)
Income tax provision (benefit), net	22,147	(7,492)	29,639	*
Depreciation and amortization	129,286	132,368	(3,082)	(2.3)
Net loss (income) attributable to non-controlling interests	947	3,442	(2,495)	(72.5)
EBITDA	$258,670	$91,231	$167,439	*
*    Percentage is not meaningful

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended March 31, 2020	$91,231
Increase (decrease) in gains (losses) on investments, net	125,272
Increase (decrease) in operating income (loss), excluding depreciation and amortization	39,777
Increase (decrease) in foreign currency transaction gains (losses), net	6,775
Increase (decrease) in other, net	(651)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,239)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,495)
EBITDA for the three months ended March 31, 2021	$258,670

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2021
Total revenue	$475,859	$4,089	$2,634	$482,582
Capital expenditures	82,196	—	97,039	179,235
EBITDA	198,578	1,919	58,173	258,670

For the three months ended March 31, 2020
Total revenue	$458,482	$4,652	$2,532	$465,666
Capital expenditures	91,517	—	13,087	104,604
EBITDA	154,641	2,030	(65,440)	91,231

Hughes Segment

	For the three months ended March 31,		Variance
	2021	2020	Amount	%
Total revenue	$475,859	$458,482	$17,377	3.8
Capital expenditures	82,196	91,517	(9,321)	(10.2)
EBITDA	198,578	154,641	43,937	28.4

Total revenue was $475.9 million for the three months ended March 31, 2021, an increase of $17.4 million, or 3.8%, as compared to 2020.  Services and other revenue increased primarily due to increases in sales of broadband services to our consumer customers of $27.0 million, partially offset by a decrease in sales of services to our enterprise customers of $3.1 million. Equipment revenue decreased primarily due to decreases in hardware sales of $4.8 million to our mobile satellite systems customers. These variances reflect the negative impact of exchange rate fluctuations of $5.9 million.

Capital expenditures were $82.2 million for the three months ended March 31, 2021, a decrease of $9.3 million, or 10.2%, as compared to 2020, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to construction of our satellite-related ground infrastructure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2020	$154,641
Increase (decrease) in operating income (loss), excluding depreciation and amortization	41,297
Increase (decrease) in foreign currency transaction gains (losses), net	4,165
Increase (decrease) in other, net	887
Increase (decrease) in gains (losses) on investments, net	164
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(81)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,495)
EBITDA for the three months ended March 31, 2021	$198,578

ESS Segment

	For the three months ended March 31,		Variance
	2021	2020	Amount	%
Total revenue	$4,089	$4,652	$(563)	(12.1)
EBITDA	1,919	2,030	(111)	(5.5)

Total revenue was $4.1 million for the three months ended March 31, 2021, a decrease of $0.6 million, or 12.1%, as compared to 2020, primarily due to a decrease in transponder services provided to third parties.

EBITDA was $1.9 million for the three months ended March 31, 2021, a decrease of $0.1 million, or 5.5%, as compared to 2020, primarily due to the decrease in overall ESS revenue.

Corporate and Other

	For the three months ended March 31,		Variance
	2021	2020	Amount	%
Total revenue	$2,634	$2,532	$102	4.0
Capital expenditures	97,039	13,087	83,952	*
EBITDA	58,173	(65,440)	123,613	*
*    Percentage is not meaningful

Capital expenditures were $97.0 million for the three months ended March 31, 2021, an increase of $84.0 million, as compared to 2020, primarily due to increases in expenditures related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2020	$(65,440)
Increase (decrease) in other, net	(1,538)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(1,409)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,159)
Increase (decrease) in foreign currency transaction gains (losses), net	2,610
Increase (decrease) in gains (losses) on investments, net	125,109
EBITDA for the three months ended March 31, 2021	$58,173

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

As of March 31, 2021 our cash, cash equivalents and marketable investment securities totaled $2.3 billion, of which $0.7 billion, we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

Cash Flow Activities

The following table summarizes our cash flows provided by (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	For the three months ended March 31,		Variance
	2021	2020
Operating activities	$116,887	$71,295	$45,592
Investing activities	736,980	17,946	719,034
Financing activities	(164,289)	982	(165,271)
Effect of exchange rates on cash and cash equivalents	(1,808)	(4,809)	3,001
Net increase (decrease) in cash and cash equivalents	$687,770	$85,414	$602,356

Cash flows provided by (used for) operating activities increased by $45.6 million primarily attributable to changes in net income (loss) of $135.3 million and deferred tax provision (benefit), net of $28.4 million, partially offset by changes in losses (gains) on investments, net of $125.3 million.

Cash flows provided by (used for) investing activities increased by $719.0 million primarily attributable to our marketable investment securities net activity, increase in expenditures for property and equipment and increase in purchases of other investments.

Cash flows provided by (used for) financing activities decreased by $165.3 million primarily attributable to repurchases of our 2021 senior unsecured notes and from increased treasury share repurchases.

Obligations and Future Capital Requirements

Contractual Obligations

As of March 31, 2021, our satellite-related commitments were $389.7 million. These primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite, payments pursuant to the EchoStar XXIV launch contract, payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Letters of Credit

The following table presents the components of our letters of credit as of March 31, 2021:

Amounts
Restricted cash	$9,364
Insurance bonds	4,029
Credit arrangement available to our foreign subsidiaries	31,357
Total letters of credit	$44,750

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

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our long-term debt and our joint venture agreements with Al Yah Satellite Communications Company PrJSC (“Yahsat”), we are required, subject to certain limitations on coverage, to maintain only for the SPACEWAY 3 satellite, the EchoStar XVII satellite and the Al Yah 3 Brazilian payload, insurance or other contractual arrangements during the commercial in-orbit service of such satellite or payload. Our other satellites and payloads, either in orbit or under construction, are not covered by launch or in-orbit insurance or other contractual arrangements. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

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

We have a significant amount of outstanding indebtedness. As of March 31, 2021, our total indebtedness was $2.3 billion. Refer to our Form 10-K for a discussion of the terms of our long-term debt. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements and the design and construction of our new EchoStar XXIV satellite. Our 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Notes”) with an outstanding principal balance of $809.5 million mature and are due and payable in June 2021. As of March 31, 2021, we have repurchased a total of $90.5 million in principal of the 2021 Senior Unsecured Notes in open market trades. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets.

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

Stock Repurchases

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2020. On October 29, 2020, our Board of Directors terminated its prior authorization and authorized us to repurchase, pursuant to its new authorization, up to $500.0 million of our Class A common stock through and including December 31, 2021. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the three months ended March 31, 2021, we repurchased 4,770,714 shares of our Class A common stock for $110.8 million under this program. The remaining authorization under this program was $345.8 million as of March 31, 2021.

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

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies in our Accompanying Consolidated Financial Statements.

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

INFLATION

Inflation has not materially affected our operations during the past three years, but we are unable to predict the extent or nature of any future inflationary pressure at this time. We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures or contractual terms. However, we may not be able to maintain pricing levels consistent with inflationary pressure on expenses.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses primarily include selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including stock-based compensation expense.  It also includes professional fees (e.g. legal, information systems and accounting services) and other expenses associated with facilities and administrative services.

Research and development expenses.  Research and development expenses primarily include costs associated with the design and development of products to support future growth and provide new technology and innovation to our customers.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as Net income (loss) excluding Interest income and expense, net, Income tax benefit (provision), net, Depreciation and amortization, and Net income (loss) attributable to non-controlling interests.  EBITDA is not a measure determined in accordance with U.S. GAAP. This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with U.S. GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry.

Subscribers. Subscribers include customers that subscribe to our HughesNet service, through retail, wholesale and small/medium enterprise service channels.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of March 31, 2021, our market risk has not changed materially from those presented in our Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 13. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2021. During the year ended December 31, 2020, we repurchased 1,905,906 shares of our Class A common stock.

The following table provides information regarding repurchases of our Class A common stock during the three months ended March 31, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
January 1 - 31	2,108,312	$22.65	2,108,312	$408,759
February 1 - 28	1,668,399	23.13	1,668,399	370,148
March 1 - 31	994,003	24.51	994,003	345,772
Total	4,770,714	$23.21	4,770,714	$345,772
(1) On October 29, 2020, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2021. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect to purchase some or all, or not to purchase the maximum amount or any of, the remaining shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors. All shares repurchased reflected in the table above have been converted to treasury shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On May 6, 2021, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended March 31, 2021. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated May 6, 2021 issued by EchoStar Corporation regarding financial results for the period ended March 31, 2021.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)    Filed herewith.
(I)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: May 6, 2021	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)