Form 10-Q
period 2021-06-30
EchoStar CORP
filed 2021-08-03
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021.

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

As of July 29, 2021, the registrant’s outstanding common stock consisted of 41,238,406 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

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
i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$716,522	$896,005
Marketable investment securities	841,521	1,638,271
Trade accounts receivable and contract assets, net	186,945	183,989
Other current assets, net	194,095	189,821
Total current assets	1,939,083	2,908,086
Non-current assets:
Property and equipment, net	2,431,653	2,390,313
Operating lease right-of-use assets	131,931	128,303
Goodwill	511,886	511,597
Regulatory authorizations, net	474,770	478,762
Other intangible assets, net	14,773	18,433
Other investments, net	340,688	284,937
Other non-current assets, net	364,822	352,921
Total non-current assets	4,270,523	4,165,266
Total assets	$6,209,606	$7,073,352

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$121,635	$122,366
Current portion of long-term debt, net	—	898,237
Contract liabilities	127,820	104,569
Accrued expenses and other current liabilities	297,649	299,999
Total current liabilities	547,104	1,425,171
Non-current liabilities:
Long-term debt, net	1,495,619	1,495,256
Deferred tax liabilities, net	394,155	359,896
Operating lease liabilities	118,779	114,886
Other non-current liabilities	69,044	70,893
Total non-current liabilities	2,077,597	2,040,931
Total liabilities	2,624,701	3,466,102

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 57,825,270 shares issued and 42,289,277 shares outstanding at June 30, 2021 and 57,254,201 shares issued and 48,863,374 shares outstanding at December 31, 2020	58	57
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both June 30, 2021 and December 31, 2020	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both June 30, 2021 and December 31, 2020	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	3,337,190	3,321,426
Accumulated other comprehensive income (loss)	(182,226)	(187,876)
Accumulated earnings (losses)	699,405	583,591
Treasury shares, at cost	(343,869)	(174,912)
Total EchoStar Corporation stockholders' equity	3,510,606	3,542,334
Non-controlling interests	74,299	64,916
Total stockholders' equity	3,584,905	3,607,250
Total liabilities and stockholders' equity	$6,209,606	$7,073,352
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue:
Services and other revenue	$431,279	$417,043	$861,616	$825,400
Equipment revenue	68,555	42,423	120,800	99,732
Total revenue	499,834	459,466	982,416	925,132
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	139,547	141,019	272,336	286,271
Cost of sales - equipment (exclusive of depreciation and amortization)	54,503	32,542	99,654	78,450
Selling, general and administrative expenses	114,038	113,798	228,157	239,079
Research and development expenses	7,441	7,448	14,986	13,702
Depreciation and amortization	118,982	129,887	248,268	262,255
Impairment of long-lived assets	15	—	245	—
Total costs and expenses	434,526	424,694	863,646	879,757
Operating income (loss)	65,308	34,772	118,770	45,375
Other income (expense):
Interest income, net	5,240	10,760	11,189	26,343
Interest expense, net of amounts capitalized	(28,868)	(38,258)	(63,535)	(74,491)
Gains (losses) on investments, net	30,633	(6,090)	109,233	(52,762)
Equity in earnings (losses) of unconsolidated affiliates, net	(4,044)	(6,345)	(2,670)	(3,732)
Foreign currency transaction gains (losses), net	665	1,560	(3,404)	(9,284)
Other, net	(12,767)	(391)	(13,697)	(670)
Total other income (expense), net	(9,141)	(38,764)	37,116	(114,596)
Income (loss) before income taxes	56,167	(3,992)	155,886	(69,221)
Income tax benefit (provision), net	(21,152)	(10,851)	(43,299)	(3,359)
Net income (loss)	35,015	(14,843)	112,587	(72,580)
Less: Net loss (income) attributable to non-controlling interests	2,280	3,431	3,227	6,873
Net income (loss) attributable to EchoStar Corporation common stock	$37,295	$(11,412)	$115,814	$(65,707)

Earnings (losses) per share - Class A and B common stock:
Basic	$0.41	$(0.12)	$1.26	$(0.67)
Diluted	$0.41	$(0.12)	$1.25	$(0.67)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$35,015	$(14,843)	$112,587	$(72,580)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	39,475	(20,153)	13,278	(100,515)
Unrealized gains (losses) on available-for-sale securities	106	3,091	20	(275)
Other	2,009	97	(4,911)	(2,578)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	—	—	(7)	—
Total other comprehensive income (loss), net of tax	41,590	(16,965)	8,380	(103,368)
Comprehensive income (loss)	76,605	(31,808)	120,967	(175,948)
Less: Comprehensive loss (income) attributable to non-controlling interests	(6,060)	5,804	497	25,569
Comprehensive income (loss) attributable to EchoStar Corporation	$82,665	$(26,004)	$120,470	$(150,379)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, March 31, 2020	$105	$3,307,360	$(192,218)	$569,446	$(137,347)	$58,229	$3,605,575
Issuances of Class A common stock:
Exercise of stock options	—	328	—	—	—	—	328
Employee Stock Purchase Plan	—	2,376	—	—	—	—	2,376
Stock-based compensation	—	2,125	—	—	—	—	2,125
Contribution by non-controlling interest holder	—	—	—	—	—	6,000	6,000
Other comprehensive income (loss)	—	—	(14,592)	—	—	(2,373)	(16,965)
Net income (loss)	—	—	—	(11,412)	—	(3,431)	(14,843)
Other, net	—	(328)	—	—	—	—	(328)
Balance, June 30, 2020	$105	$3,311,861	$(206,810)	$558,034	$(137,347)	$58,425	$3,584,268

Balance, March 31, 2021	$106	$3,333,047	$(215,476)	$662,110	$(285,681)	$63,759	$3,557,865
Issuances of Class A common stock:
Employee Stock Purchase Plan	—	2,329	—	—	—	—	2,329
Stock-based compensation	—	1,814	—	—	—	—	1,814
Contribution by non-controlling interest holder	—	—	—	—	—	4,480	4,480
Other comprehensive income (loss)	—	—	33,250	—	—	8,340	41,590
Net income (loss)	—	—	—	37,295	—	(2,280)	35,015
Treasury share repurchase	—	—	—	—	(58,188)	—	(58,188)
Balance, June 30, 2021	$106	$3,337,190	$(182,226)	$699,405	$(343,869)	$74,299	$3,584,905
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, December 31, 2019	$105	$3,290,483	$(122,138)	$632,809	$(131,454)	$75,748	$3,745,553
Cumulative effect of accounting changes	—	—	—	(9,068)	—	(240)	(9,308)
Balance, January 1, 2020	105	3,290,483	(122,138)	623,741	(131,454)	75,508	3,736,245
Issuances of Class A common stock:
Exercise of stock options	—	506	—	—	—	—	506
Employee benefits	—	6,920	—	—	—	—	6,920
Employee Stock Purchase Plan	—	5,300	—	—	—	—	5,300
Stock-based compensation	—	4,509	—	—	—	—	4,509
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	4,338	—	—	—	(1,514)	2,824
Contribution by non-controlling interest holder	—	—	—	—	—	10,000	10,000
Other comprehensive income (loss)	—	—	(84,672)	—	—	(18,696)	(103,368)
Net income (loss)	—	—	—	(65,707)	—	(6,873)	(72,580)
Treasury share repurchase	—	—	—	—	(5,893)	—	(5,893)
Other, net	—	(195)	—	—	—	—	(195)
Balance, June 30, 2020	$105	$3,311,861	$(206,810)	$558,034	$(137,347)	$58,425	$3,584,268

Balance, December 31, 2020	$105	$3,321,426	$(187,876)	$583,591	$(174,912)	$64,916	$3,607,250
Issuances of Class A common stock:
Employee benefits	1	7,124	—	—	—	—	7,125
Employee Stock Purchase Plan	—	4,815	—	—	—	—	4,815
Stock-based compensation	—	3,825	—	—	—	—	3,825
Contribution by non-controlling interest holder	—	—	—	—	—	9,880	9,880
Other comprehensive income (loss)	—	—	5,650	—	—	2,730	8,380
Net income (loss)	—	—	—	115,814	—	(3,227)	112,587
Treasury share repurchase	—	—	—	—	(168,957)	—	(168,957)
Balance, June 30, 2021	$106	$3,337,190	$(182,226)	$699,405	$(343,869)	$74,299	$3,584,905

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$112,587	$(72,580)
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	248,268	262,255
Impairment of long-lived assets	245	—
Losses (gains) on investments, net	(109,233)	52,762
Equity in losses (earnings) of unconsolidated affiliates, net	2,670	3,732
Foreign currency transaction losses (gains), net	3,404	9,284
Deferred tax provision (benefit), net	34,024	(2,452)
Stock-based compensation	3,825	4,509
Amortization of debt issuance costs	2,008	2,120
Other, net	6,198	(7,295)
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(3,363)	(5,262)
Other current assets, net	(1,120)	(11,642)
Trade accounts payable	(9,631)	(11,701)
Contract liabilities	23,251	(11,229)
Accrued expenses and other current liabilities	621	27,050
Non-current assets and non-current liabilities, net	(5,114)	5,729
Net cash provided by (used for) operating activities	308,640	245,280

Cash flows from investing activities:
Purchases of marketable investment securities	(939,255)	(555,367)
Sales and maturities of marketable investment securities	1,824,332	977,532
Expenditures for property and equipment	(262,466)	(196,904)
Expenditures for externally marketed software	(16,835)	(19,237)
Purchase of other investments	(50,000)	(5,500)
Sales of other investments	10,516	—
Net cash provided by (used for) investing activities	566,292	200,524

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	(901,818)	—
Payment of finance lease obligations	(476)	(421)
Payment of in-orbit incentive obligations	(1,431)	(1,021)
Net proceeds from Class A common stock options exercised	—	436
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	4,815	5,300
Treasury share repurchase	(163,822)	(5,893)
Contribution by non-controlling interest holder	9,880	10,000
Other, net	(966)	674
Net cash provided by (used for) financing activities	(1,053,818)	9,075

Effect of exchange rates on cash and cash equivalents	(443)	(19,232)
Net increase (decrease) in cash and cash equivalents	(179,329)	435,647
Cash and cash equivalents, including restricted amounts, beginning of period	896,812	1,521,889
Cash and cash equivalents, including restricted amounts, end of period	$717,483	$1,957,536

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	June 30, 2021	December 31, 2020
Trade accounts receivable and contract assets, net:
Sales and services	$149,204	$149,513
Leasing	5,397	4,554
Total trade accounts receivable	154,601	154,067
Contract assets	45,689	45,308
Allowance for doubtful accounts	(13,345)	(15,386)
Total trade accounts receivable and contract assets, net	$186,945	$183,989

Contract liabilities:
Current	$127,820	$104,569
Non-current	10,097	10,519
Total contract liabilities	$137,917	$115,088

The following table presents the revenue recognized in the Consolidated Statement of Operations that was previously included within contract liabilities:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue	$1,941	$7,614	$65,022	$59,786
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the six months ended June 30,
	2021	2020
Balance at beginning of period	$99,837	$113,592
Additions	37,408	49,366
Amortization expense	(45,200)	(51,265)
Foreign currency translation	678	(4,607)
Balance at end of period	$92,723	$107,086

We recognized amortization expenses related to contract acquisition costs of $22.4 million and $25.6 million for the three months ended June 30, 2021 and 2020, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Performance Obligations

As of June 30, 2021, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $991.2 million. Performance obligations expected to be satisfied within one year and greater than one year are 38% and 62%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2021
North America	$405,101	$4,283	$3,273	$412,657
South and Central America	46,996	—	—	46,996
Other	40,179	—	2	40,181
Total revenue	$492,276	$4,283	$3,275	$499,834

For the three months ended June 30, 2020
North America	$384,623	$4,179	$2,015	$390,817
South and Central America	33,961	—	100	34,061
Other	34,588	—	—	34,588
Total revenue	$453,172	$4,179	$2,115	$459,466

For the six months ended June 30, 2021
North America	$803,860	$8,372	$5,885	$818,117
South and Central America	90,026	—	—	90,026
Other	74,250	—	23	74,273
Total revenue	$968,136	$8,372	$5,908	$982,416

For the six months ended June 30, 2020
North America	$767,338	$8,831	$4,455	$780,624
South and Central America	67,917	—	192	68,109
Other	76,399	—	—	76,399
Total revenue	$911,654	$8,831	$4,647	$925,132

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2021
Services and other revenue:
Services	$413,925	$2,884	$1,738	$418,547
Lease revenue	9,796	1,399	1,537	12,732
Total services and other revenue	423,721	4,283	3,275	431,279
Equipment revenue:
Equipment	31,101	—	—	31,101
Design, development and construction services	35,057	—	—	35,057
Lease revenue	2,397	—	—	2,397
Total equipment revenue	68,555	—	—	68,555
Total revenue	$492,276	$4,283	$3,275	$499,834

For the three months ended June 30, 2020
Services and other revenue:
Services	$399,697	$2,564	$993	$403,254
Lease revenue	11,052	1,615	1,122	13,789
Total services and other revenue	410,749	4,179	2,115	417,043
Equipment revenue:
Equipment	18,518	—	—	18,518
Design, development and construction services	22,668	—	—	22,668
Lease revenue	1,237	—	—	1,237
Total equipment revenue	42,423	—	—	42,423
Total revenue	$453,172	$4,179	$2,115	$459,466

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2021
Services and other revenue:
Services	$827,517	$5,574	$2,829	$835,920
Lease revenue	19,824	2,798	3,074	25,696
Total services and other revenue	847,341	8,372	5,903	861,616
Equipment revenue:
Equipment	59,550	—	5	59,555
Design, development and construction services	56,693	—	—	56,693
Lease revenue	4,552	—	—	4,552
Total equipment revenue	120,795	—	5	120,800
Total revenue	$968,136	$8,372	$5,908	$982,416

For the six months ended June 30, 2020
Services and other revenue:
Services	$789,697	$5,329	$2,281	$797,307
Lease revenue	22,225	3,502	2,366	28,093
Total services and other revenue	811,922	8,831	4,647	825,400
Equipment revenue:
Equipment	43,357	—	—	43,357
Design, development and construction services	54,225	—	—	54,225
Lease revenue	2,150	—	—	2,150
Total equipment revenue	99,732	—	—	99,732
Total revenue	$911,654	$8,831	$4,647	$925,132

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Sales-type lease revenue:
Revenue at lease commencement	$2,295	$1,237	$4,377	$2,150
Interest income	102	95	175	164
Total sales-type lease revenue	2,397	1,332	4,552	2,314
Operating lease revenue	12,732	13,694	25,696	27,929
Total lease revenue	$15,129	$15,026	$30,248	$30,243

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 4.    EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS for our Class A and B common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to EchoStar Corporation common stock	$37,295	$(11,412)	$115,814	$(65,707)

Weighted-average common shares outstanding:
Basic	90,689	97,879	92,271	97,845
Dilutive impact of stock awards outstanding	25	—	25	—
Diluted	90,714	97,879	92,296	97,845

Earnings (losses) per share:
Basic	$0.41	$(0.12)	$1.26	$(0.67)
Diluted	$0.41	$(0.12)	$1.25	$(0.67)

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our weighted-average common shares outstanding:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Number of shares	4,569	4,878	4,569	4,878

NOTE 5.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	June 30, 2021	December 31, 2020
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$179,548	$372,746
Commercial paper	427,542	1,101,888
Other debt securities	61,827	148,292
Total available-for-sale debt securities	668,917	1,622,926
Equity securities	186,828	24,435
Total marketable investment securities, including restricted amounts	855,745	1,647,361
Less: Restricted marketable investment securities	(14,224)	(9,090)
Total marketable investment securities	$841,521	$1,638,271

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2021
Corporate bonds	$179,536	$35	$(23)	$179,548
Commercial paper	427,542	—	—	427,542
Other debt securities	61,781	54	(8)	61,827
Total available-for-sale debt securities	$668,859	$89	$(31)	$668,917
As of December 31, 2020
Corporate bonds	$372,702	$78	$(34)	$372,746
Commercial paper	1,101,888	—	—	1,101,888
Other debt securities	148,292	6	(6)	148,292
Total available-for-sale debt securities	$1,622,882	$84	$(40)	$1,622,926

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$80,500	$—	$262,495	$10,000

As of June 30, 2021, we have $558.0 million of available-for-sale debt securities with contractual maturities of one year or less and $110.9 million with contractual maturities greater than one year.

Fair Value Option

The following table presents the activity on our fair value option corporate bonds:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Gains (losses) on investments, net	$—	$(298)	$—	$(4,506)

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$228	$4,719	$230	$4,853
Gains (losses) on investments, net	$28,533	$2,512	$94,101	$(8,603)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of June 30, 2021
Cash equivalents (including restricted)	$434	$579,545	$579,979
Available-for-sale debt securities:
Corporate bonds	$—	$179,548	$179,548
Commercial paper	—	427,542	427,542
Other debt securities	14,599	47,228	61,827
Total available-for-sale debt securities	14,599	654,318	668,917
Equity securities	175,695	11,133	186,828
Total marketable investment securities, including restricted amounts	190,294	665,451	855,745
Less: Restricted marketable investment securities	(14,224)	—	(14,224)
Total marketable investment securities	$176,070	$665,451	$841,521

As of December 31, 2020
Cash equivalents (including restricted)	$416	$809,698	$810,114
Available-for-sale debt securities:
Corporate bonds	$—	$372,746	$372,746
Commercial paper	—	1,101,888	1,101,888
Other debt securities	139,486	8,806	148,292
Total available-for-sale debt securities	139,486	1,483,440	1,622,926
Equity securities	14,441	9,994	24,435
Total marketable investment securities, including restricted amounts	153,927	1,493,434	1,647,361
Less: Restricted marketable investment securities	(9,090)	—	(9,090)
Total marketable investment securities	$144,837	$1,493,434	$1,638,271

As of June 30, 2021 and December 31, 2020, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 6.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	June 30, 2021	December 31, 2020
Property and equipment, net:
Satellites, net	$1,651,933	$1,602,076
Other property and equipment, net	779,720	788,237
Total property and equipment, net	$2,431,653	$2,390,313

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellites

As of June 30, 2021, our operating satellite fleet consisted of ten satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our operating satellite fleet as of June 30, 2021 which consists of both owned and leased satellites:

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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		June 30, 2021	December 31, 2020
Satellites, net:
Satellites - owned	7 to 15	$1,807,136	$1,805,590
Satellites - acquired under finance leases	15	364,931	352,245
Construction in progress	—	515,727	409,032
Total satellites		2,687,794	2,566,867
Accumulated depreciation:
Satellites - owned		(948,737)	(890,783)
Satellites - acquired under finance leases		(87,124)	(74,008)
Total accumulated depreciation		(1,035,861)	(964,791)
Total satellites, net		$1,651,933	$1,602,076

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Depreciation expense:
Satellites - owned	$22,581	$32,073	$54,742	$64,147
Satellites - acquired under finance leases	7,396	7,205	14,597	13,218
Total depreciation expense	$29,977	$39,278	$69,339	$77,365

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Capitalized interest	$9,727	$6,897	$18,290	$13,578

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

Satellite-Related Commitments

As of June 30, 2021 and December 31, 2020 our satellite-related commitments were $385.1 million and $487.7 million, respectively. These include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) to regulatory authorizations, and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and six months ended June 30, 2021.

Fair Value of In-Orbit Incentives

As of June 30, 2021 and December 31, 2020, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $54.0 million and $55.4 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 7.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2019	$58,451	$(20,144)	$38,307	$440,291	$478,598
Amortization expense	—	(2,134)	(2,134)	—	(2,134)
Currency translation adjustments	(1,156)	(51)	(1,207)	(794)	(2,001)
Balance, June 30, 2020	$57,295	$(22,329)	$34,966	$439,497	$474,463

Balance, December 31, 2020	$61,381	$(26,639)	$34,742	$444,020	$478,762
Amortization expense	—	(2,266)	(2,266)	—	(2,266)
Currency translation adjustments	(1,613)	783	(830)	(896)	(1,726)
Balance, June 30, 2021	$59,768	$(28,122)	$31,646	$443,124	$474,770

Weighted-average useful life (in years)		13

NOTE 8.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	June 30, 2021	December 31, 2020
Other investments, net:
Equity method investments	$147,868	$151,070
Other equity investments	86,636	31,662
Other debt investments, net	106,184	102,205
Total other investments, net	$340,688	$284,937

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

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Deluxe	$1,229	$1,026	$2,860	$2,281
BCS	$2,766	$2,784	$4,114	$4,453

The following table presents trade accounts receivable:

	As of
	June 30, 2021	December 31, 2020
Deluxe	$1,018	$716
BCS	$8,525	$9,347

Other Equity Investments

The following table presents the activity on our investments:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Gain (loss) on investments, net	$2,100	$(8,486)	$16,256	$(29,833)
NOTE 9.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective Interest Rate	As of
		June 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$843,203	$750,000	$834,045
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	—%	—	—	900,000	924,003
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	843,240	750,000	852,810
Less: Unamortized debt issuance costs		(4,381)	—	(6,507)	—
Total long-term debt		1,495,619	1,686,443	2,393,493	2,610,858
Less: Current portion, net		—	—	(898,237)	(924,003)
Long-term debt, net		$1,495,619	$1,686,443	$1,495,256	$1,686,855

During the three and six months ended June 30, 2021, we repurchased $106.4 million and $196.9 million, respectively, of our 7 5/8% Senior Unsecured Notes due 2021 in open market trades. On June 15, 2021, we paid the 7 5/8% Senior Unsecured Notes due 2021.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Our income tax provision was $21.2 million for the three months ended June 30, 2021 compared to our income tax provision of $10.9 million for the three months ended June 30, 2020. Our estimated effective income tax rate was 37.7% and (271.8)% for the three months ended June 30, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by research and experimentation credits.

Our income tax provision was $43.3 million for the six months ended June 30, 2021 compared to our income tax provision of $3.4 million for the six months ended June 30, 2020. Our estimated effective income tax rate was 27.8% and (4.9)% for the six months ended June 30, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature and research and experimentation credits.

NOTE 11.    RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar Corporation and DISH have operated as separate publicly-traded companies since 2008 (the “Spin-off”). A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family.

In January 2017, we and certain of our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries pursuant to which, in February 2017, we received all of the shares of preferred tracking stock previously issued by us and one of our subsidiaries (the “Tracking Stock”), representing an 80% economic interest in the residential retail satellite broadband business of our Hughes segment, in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). The Tracking Stock was retired in March 2017.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Services and other revenue - DISH Network	$9,029	$9,028	$17,450	$19,341

The following table presents the related trade accounts receivable:

	As of
	June 30, 2021	December 31, 2020
Trade accounts receivable - DISH Network	$7,406	$5,612

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Hughes Equipment and Services Agreement. In February 2019, we and DISH Network entered into an agreement pursuant to which we will sell to DISH Network our HughesNet Service and HughesNet equipment that has been modified to meet DISH Network’s internet-of-things specifications for the transfer of data to DISH Network’s network operations centers. This agreement has an initial term of five years expiring February 2024 with automatic renewal for successive one-year terms unless terminated by DISH Network with at least 180 days’ written notice to us or by us with at least 365 days' written notice to DISH Network.

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating expenses - DISH Network	$1,813	$1,481	$3,120	$2,936

The following table presents the related trade accounts payable:

	As of
	June 30, 2021	December 31, 2020
Trade accounts payable - DISH Network	$447	$752

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

Real Estate Leases from DISH Network. Effective March 2017, we entered into a lease with DISH Network for certain space at 530 EchoStar Drive in Cheyenne, Wyoming for an initial period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one-year period ending in February 2020. In connection with the BSS Transaction, we transferred the Cheyenne Satellite Operations Center, including any equipment, software licenses, and furniture located within, to DISH Network and amended this lease to reduce the space provided to us for the Cheyenne Satellite Access Center for a period ending in September 2021. In March 2021, we exercised our option to renew this lease for a one-year period ending September 2022 and amended the lease to provide us the option to renew this lease for up to three additional years. The rent on a per square foot basis is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease or subsequent amendments and includes our portion of the taxes, insurance, utilities and/or maintenance of the premises.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In November 2020, we provided a termination notice for our Englewood, Colorado agreement to be effective May 2021. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

Also in connection with the BSS Transaction, in September 2019, we entered into an agreement pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing in August 2020, with four three-year renewal terms, with prior written notice of renewal required no more than 120 days but no less than 90 days prior to the end of the then-current term. In March 2021, we entered into additional agreements pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming, and the right to use an antenna and certain space in Gilbert, Arizona. Both agreements are for a period of five years with four three-year renewal terms, with prior written notice of renewal required no more than 120 days but no less than 90 days prior to the end of the then-current term.

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.9 million and $4.4 million for the three months ended June 30, 2021 and 2020, respectively, and $3.8 million and $9.0 million for the six months ended June 30, 2021 and 2020, respectively.

2019 TT&C Agreement.  In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provides TT&C services to us for a period ending in September 2021, with the option for us to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “2019 TT&C Agreement”). The fees for services provided under the 2019 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  Any party is able to terminate the 2019 TT&C Agreement for any reason upon 12 months’ notice. In June 2021, we amended the 2019 TT&C Agreement to extend the term until September 2022 and added the option for us to renew the 2019 TT&C Agreement up to an additional three years.

Referral Marketing Agreement. In June 2021, we and DISH Network entered into an agreement pursuant to which we will pre-qualify prospects contacting Hughes call centers and transfer those prospects to DISH Network for introduction to DISH Network’s video services, for prospects that convert Hughes will receive a commission. This agreement has an initial term of one year, after which time either party can provide 90 days’ written notice of its decision to terminate.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	June 30, 2021	December 31, 2020
Other receivables - DISH Network	$92,818	$92,680

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 12. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2021. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.9 million, for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. As of December 31, 2020, we had $0.4 million trade accounts receivable from TSI.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar Corporation; our subsidiary Hughes Satellite Systems Corporation (“HSSC”); our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar Corporation’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and HSSC’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

The following table presents the components of the accrual:

	As of
	June 30, 2021	December 31, 2020
Additional license fees	$3,816	$3,890
Penalties	3,917	3,992
Interest and interest on penalties	78,262	76,871
Less: Payments	(8,460)	(2,975)
Total accrual	$77,535	$81,778

Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrual and such differences could be significant.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

NOTE 14.    SEGMENT REPORTING

Business segments are components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We operate in two business segments, Hughes and ESS.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”).

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2021
External revenue	$492,276	$4,195	$3,363	$499,834
Intersegment revenue	—	88	(88)	—
Total revenue	$492,276	$4,283	$3,275	$499,834

Capital expenditures	$72,187	$—	$11,045	$83,232
EBITDA	$210,194	$2,243	$(11,380)	$201,057

For the three months ended June 30, 2020
External revenue	$453,172	$3,786	$2,508	$459,466
Intersegment revenue	—	393	(393)	—
Total revenue	$453,172	$4,179	$2,115	$459,466

Capital expenditures	$83,479	$—	$8,821	$92,300
EBITDA	$186,619	$1,543	$(31,338)	$156,824

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2021
External revenue	$968,136	$8,196	$6,084	$982,416
Intersegment revenue	—	176	(176)	—
Total revenue	$968,136	$8,372	$5,908	$982,416

Capital expenditures	$154,382	$—	$108,084	$262,466
EBITDA	$408,772	$4,162	$46,793	$459,727

For the six months ended June 30, 2020
External revenue	$911,654	$8,153	$5,325	$925,132
Intersegment revenue	—	678	(678)	—
Total revenue	$911,654	$8,831	$4,647	$925,132

Capital expenditures	$174,996	$—	$21,908	$196,904
EBITDA	$341,260	$3,573	$(96,778)	$248,055

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$56,167	$(3,992)	$155,886	$(69,221)
Interest income, net	(5,240)	(10,760)	(11,189)	(26,343)
Interest expense, net of amounts capitalized	28,868	38,258	63,535	74,491
Depreciation and amortization	118,982	129,887	248,268	262,255
Net loss (income) attributable to non-controlling interests	2,280	3,431	3,227	6,873
EBITDA	$201,057	$156,824	$459,727	$248,055

NOTE 15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	June 30, 2021	December 31, 2020
Other current assets, net:
Trade accounts receivable - DISH Network	$7,406	$5,612
Inventory	96,227	97,992
Prepaids and deposits	63,806	55,381
Other, net	26,656	30,836
Total other current assets	$194,095	$189,821

Other non-current assets, net:
Other receivables - DISH Network	$92,818	$92,680
Restricted marketable investment securities	14,224	9,090
Restricted cash	961	807
Deferred tax assets, net	1,746	1,781
Capitalized software, net	122,161	116,661
Contract acquisition costs, net	92,723	99,837
Contract fulfillment costs, net	2,229	2,580
Other, net	37,960	29,485
Total other non-current assets, net	$364,822	$352,921

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Accrued Expenses and Other Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities:

	As of
	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Trade accounts payable - DISH Network	$447	$752
Accrued interest	38,527	42,388
Accrued compensation	61,164	62,299
Accrued taxes	17,134	20,297
Operating lease obligation	15,513	14,699
Other	164,864	159,564
Total accrued expenses and other current liabilities	$297,649	$299,999

Inventory

The following table presents the components of inventory:

	As of
	June 30, 2021	December 31, 2020
Raw materials	$7,546	$4,564
Work-in-process	7,957	8,280
Finished goods	80,724	85,148
Total inventory	$96,227	$97,992

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the six months ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$60,523	$72,450
Cash paid for income taxes	$14,778	$2,422

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$7,124	$6,920
Increase (decrease) in capital expenditures included in accounts payable, net	$8,417	$2,055
Non-cash net assets received in exchange for a 20% ownership interest in our existing Brazilian subsidiary	$—	$2,824

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended June 30, 2021:

• Revenue of $499.8 million
•Operating income of $65.3 million
•Net income of $35.0 million
•Net income attributable to EchoStar common stock of $37.3 million and basic and diluted earnings per share of common stock of $0.41
•Earnings before interest, taxes, depreciation and amortization, and net income attributable to non-controlling interests (“EBITDA”) of $201.1 million (see reconciliation of this non-GAAP measure in Results of Operations)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Consolidated Financial Condition as of June 30, 2021:

•Total assets of $6.2 billion
•Total liabilities of $2.6 billion
•Total stockholders’ equity of $3.6 billion
•Cash and cash equivalents and marketable investment securities of $1.6 billion

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellite capacity to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers across wholesale and retail channels, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. We have seen a limited number of our enterprise customers file for bankruptcy protection. We have reserved an amount related to pre-petition receivables and are working closely with these customers on providing post-petition services and products, as well as working with the customer regarding collection of pre-petition amounts.

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

The following table presents our approximate number of broadband subscribers:

	As of
	June 30, 2021	March 31, 2021
United States	1,144,000	1,164,000
Latin America	398,000	389,000
Total broadband subscribers	1,542,000	1,553,000

The following table presents the approximate number of net subscriber additions:

	For the three months ended
	June 30, 2021	March 31, 2021
United States	(20,000)	(25,000)
Latin America	9,000	14,000
Total net subscriber additions	(11,000)	(11,000)

Our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. While the balancing of total subscribers relative to capacity utilization in the second quarter resulted in lower total subscribers, ARPU increased.

In Latin America, we continued to see growth in our subscriber base compared to the first quarter of 2021. Net subscriber additions are lower in the second quarter of 2021 mainly due to lower gross additions. Continued stay-at-home conditions throughout the region have driven increased bandwidth demand and we are experiencing capacity constraints in certain markets. Similar to the U.S., we are balancing capacity utilization with subscriber levels in the impacted areas.

As of June 30, 2021 and December 31, 2020, our Hughes segment had $1.4 billion and $1.3 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of June 30, 2021 and December 31, 2020, our ESS segment had contracted revenue backlog of $7.5 million and $6.7 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Other Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The current COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks and medium-earth orbit (“MEO”) systems are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
S-Band Strategy

We intend to continue to explore the development and deployment of S-band technologies that we expect will reduce the cost of satellite communications for internet of things, machine-to-machine communications, public protection, disaster relief and other end-to-end services worldwide and the integration of our products and services into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. We believe we remain in a unique position to deploy a mobile satellite service (“MSS”) and complementary ground component (“CGC”) network in the European Union and its member states (“E.U.”), the United Kingdom (“U.K.”) and other European countries through our EchoStar XXI satellite, which was placed into service in November 2017, and the EUTELSAT 10A payload.  We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global which holds global S-band non-geostationary satellite spectrum rights for MSS. Additionally, we entered into a contract with Tyvak Nano-Satellite Systems, Inc. for the design and construction of S-band nano-satellites. We launched two nano-satellites in the third quarter of 2020. Following launch, both nano-satellites experienced technical anomalies that precluded them from fulfilling their intended regulatory milestone missions. We obtained milestone relief due to these force majeure events. In the second quarter of 2021, we launched our third nano-satellite. The nano-satellite was successfully commissioned and placed at the altitude prescribed in our license for the S-band frequency. We have therefore satisfied the extended conditions granted to Australia by the International Telecommunication Union (“ITU”), an important step in perfecting our rights to this spectrum. The nano-satellite will now be used to develop and test a wide range of potential S-band applications and services. We also hold licenses for S-band MSS and terrestrial services in Mexico.

Cybersecurity

We and third parties with whom we work face a constantly evolving landscape of cybersecurity threats in which hackers and other parties use a complex assortment of techniques and methods to execute cyberattacks. Cybersecurity incidents have increased significantly in quantity and severity and are expected to continue to increase. In addition to our efforts to mitigate cyber-attacks, we are making investments to alleviate the potential impact to our products. As a result of these efforts, we could discover new vulnerabilities within our products and systems. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control. In addition, our IT systems and infrastructure are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and six months ended June 30, 2021. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table presents our consolidated results of operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020:

	For the three months ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%
Revenue:
Services and other revenue	$431,279	$417,043	$14,236	3.4
Equipment revenue	68,555	42,423	26,132	61.6
Total revenue	499,834	459,466	40,368	8.8
Costs and expenses:
Cost of sales - services and other	139,547	141,019	(1,472)	(1.0)
% of total services and other revenue	32.4%	33.8%
Cost of sales - equipment	54,503	32,542	21,961	67.5
% of total equipment revenue	79.5%	76.7%
Selling, general and administrative expenses	114,038	113,798	240	0.2
% of total revenue	22.8%	24.8%
Research and development expenses	7,441	7,448	(7)	(0.1)
% of total revenue	1.5%	1.6%
Depreciation and amortization	118,982	129,887	(10,905)	(8.4)
Impairment of long-lived assets	15	—	15	*
Total costs and expenses	434,526	424,694	9,832	2.3
Operating income (loss)	65,308	34,772	30,536	87.8
Other income (expense):
Interest income, net	5,240	10,760	(5,520)	(51.3)
Interest expense, net of amounts capitalized	(28,868)	(38,258)	9,390	(24.5)
Gains (losses) on investments, net	30,633	(6,090)	36,723	*
Equity in earnings (losses) of unconsolidated affiliates, net	(4,044)	(6,345)	2,301	(36.3)
Foreign currency transaction gains (losses), net	665	1,560	(895)	(57.4)
Other, net	(12,767)	(391)	(12,376)	*
Total other income (expense), net	(9,141)	(38,764)	29,623	(76.4)
Income (loss) before income taxes	56,167	(3,992)	60,159	*
Income tax benefit (provision), net	(21,152)	(10,851)	(10,301)	94.9
Net income (loss)	35,015	(14,843)	49,858	*
Less: Net loss (income) attributable to non-controlling interests	2,280	3,431	(1,151)	(33.5)
Net income (loss) attributable to EchoStar Corporation common stock	$37,295	$(11,412)	$48,707	*

Other data:
EBITDA (1)	$201,057	$156,824	$44,233	28.2
Subscribers, end of period	1,542,000	1,542,000	—	—
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our results of operations for the three months ended June 30, 2021 and 2020.

Services and other revenue.  Services and other revenue totaled $431.3 million for the three months ended June 30, 2021, an increase of $14.2 million, or 3.4%, as compared to 2020.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $12.4 million. The variance reflects the positive impact of exchange rate fluctuations of $2.3 million.

Equipment revenue.  Equipment revenue totaled $68.6 million for the three months ended June 30, 2021, an increase of $26.1 million, or 61.6%, as compared to 2020.  The increase was primarily attributable to increases in hardware sales of $27.4 million to our enterprise customers, partially offset by decreases in hardware sales of $1.5 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $139.5 million for the three months ended June 30, 2021, a decrease of $1.5 million, or 1.0%, as compared to 2020. The decrease was attributable to lower costs of services provided to our consumer and enterprise customers primarily associated with field services and leased satellite capacity.

Cost of sales - equipment.  Cost of sales - equipment totaled $54.5 million for the three months ended June 30, 2021, an increase of $22.0 million, or 67.5%, as compared to 2020. The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $114.0 million for the three months ended June 30, 2021, an increase of $0.2 million, or 0.2%, as compared to 2020. The increase was primarily attributable to increased sales and marketing expenses of $4.3 million mainly associated with our consumer customers and increased other selling, general and administrative expenses of $0.9 million, partially offset by decreases in bad debt expense of $5.0 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $119.0 million for the three months ended June 30, 2021, a decrease of $10.9 million, or 8.4%, as compared to 2020.  The decrease was primarily attributable to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021.

Interest income, net.  Interest income, net totaled $5.2 million for the three months ended June 30, 2021, a decrease of $5.5 million, or 51.3%, as compared to 2020, primarily attributable to decreases in the yield on our marketable investment securities and a decrease in our marketable investment securities average balance.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized, totaled $28.9 million for the three months ended June 30, 2021, a decrease of $9.4 million, or 24.5%, as compared to 2020.  The decrease was primarily attributable to a decrease of $5.0 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $2.8 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $30.6 million in gains for the three months ended June 30, 2021, an increase of $36.7 million, as compared to 2020. The change was primarily attributable to increased gains on marketable investment securities of $ 26.1 million in the second quarter of 2021 as compared to 2020, a gain from the sale of other equity securities of $2.1 million in the second quarter of 2021 and a $8.5 million impairment loss in 2020.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $4.0 million in losses for the three months ended June 30, 2021, a decrease in losses of $2.3 million, or 36.3%, as compared to 2020. The decrease was related to net reduced losses from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $0.7 million in gains for the three months ended June 30, 2021, as compared to $1.6 million in gains for the three months

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
ended June 30, 2020, a negative change of $0.9 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the quarter.

Other, net.  Other, net totaled $12.8 million in losses for the three months ended June 30, 2021, as compared to $0.4 million in losses for the three months ended June 30, 2020. The increase was primarily attributable to a litigation expense of $16.8 million, partially offset by dividends received from certain marketable equity securities of $2.1 million.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(21.2) million for the three months ended June 30, 2021, as compared to $(10.9) million for the three months ended June 30, 2020. Our effective income tax rate was 37.7% and (271.8)% for the three months ended June 30, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and by the impact of state and local taxes partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits.

Net income (loss) attributable to EchoStar Corporation common stock.  The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended June 30, 2020	$(11,412)
Increase (decrease) in other, net	(12,376)
Decrease (increase) in income tax benefit (provision), net	(10,301)
Increase (decrease) in interest income, net	(5,520)
Increase (decrease) in net income (loss) attributable to non-controlling interest	(1,151)
Increase (decrease) in foreign currency transaction gains (losses), net	(895)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,301
Decrease (increase) in interest expense, net of amounts capitalized	9,390
Increase (decrease) in operating income (loss), including depreciation and amortization	30,536
Increase (decrease) in gains (losses) on investments, net	36,723
Net income (loss) attributable to EchoStar Corporation for the three months ended June 30, 2021	$37,295

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the three months ended June 30,		Variance
	2021	2020	Amount	%
Net income (loss)	$35,015	$(14,843)	$49,858	*
Interest income, net	(5,240)	(10,760)	5,520	(51.3)
Interest expense, net of amounts capitalized	28,868	38,258	(9,390)	(24.5)
Income tax provision (benefit), net	21,152	10,851	10,301	94.9
Depreciation and amortization	118,982	129,887	(10,905)	(8.4)
Net loss (income) attributable to non-controlling interests	2,280	3,431	(1,151)	(33.5)
EBITDA	$201,057	$156,824	$44,233	28.2
*    Percentage is not meaningful

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended June 30, 2020	$156,824
Increase (decrease) in gains (losses) on investments, net	36,723
Increase (decrease) in operating income (loss), excluding depreciation and amortization	19,631
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,301
Increase (decrease) in foreign currency transaction gains (losses), net	(895)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(1,151)
Increase (decrease) in other, net	(12,376)
EBITDA for the three months ended June 30, 2021	$201,057

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2021
Total revenue	$492,276	$4,283	$3,275	$499,834
Capital expenditures	72,187	—	11,045	83,232
EBITDA	210,194	2,243	(11,380)	201,057

For the three months ended June 30, 2020
Total revenue	$453,172	$4,179	$2,115	$459,466
Capital expenditures	83,479	—	8,821	92,300
EBITDA	186,619	1,543	(31,338)	156,824

Hughes Segment

	For the three months ended June 30,		Variance
	2021	2020	Amount	%
Total revenue	$492,276	$453,172	$39,104	8.6
Capital expenditures	72,187	83,479	(11,292)	(13.5)
EBITDA	210,194	186,619	23,575	12.6

Total revenue was $492.3 million for the three months ended June 30, 2021, an increase of $39.1 million, or 8.6%, as compared to 2020.  Services and other revenue increased primarily due to increases in sales of broadband services to our consumer customers of $12.4 million. Equipment revenue increased primarily due to increases in hardware sales of $27.4 million to our enterprise customers, partially offset by decreases in hardware sales of $1.5 million to our consumer customers. These variances reflect the positive impact of exchange rate fluctuations of $2.5 million.

Capital expenditures were $72.2 million for the three months ended June 30, 2021, a decrease of $11.3 million, or 13.5%, as compared to 2020, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to our enterprise business.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended June 30, 2020	$186,619
Increase (decrease) in operating income (loss), excluding depreciation and amortization	19,238
Increase (decrease) in other, net	2,733
Increase (decrease) in gains (losses) on investments, net	2,086
Increase (decrease) in foreign currency transaction gains (losses), net	667
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2
Decrease (increase) in net loss (income) attributable to non-controlling interests	(1,151)
EBITDA for the three months ended June 30, 2021	$210,194

ESS Segment

	For the three months ended June 30,		Variance
	2021	2020	Amount	%
Total revenue	$4,283	$4,179	$104	2.5
EBITDA	2,243	1,543	700	45.4

Total revenue was $4.3 million for the three months ended June 30, 2021, which is primarily flat compared to 2020.

EBITDA was $2.2 million for the three months ended June 30, 2021, an increase of $0.7 million, or 45.4%, as compared to 2020, primarily due to the recovery of a bad debt reserve.

Corporate and Other

	For the three months ended June 30,		Variance
	2021	2020	Amount	%
Total revenue	$3,275	$2,115	$1,160	54.8
Capital expenditures	11,045	8,821	2,224	25.2
EBITDA	(11,380)	(31,338)	19,958	(63.7)

Total revenue was $3.3 million for the three months ended June 30, 2021, an increase of $1.2 million, or 54.8%, as compared to 2020, primarily due to increased services and other revenue from DISH Network.

Capital expenditures were $11.0 million for the three months ended June 30, 2021, an increase of $2.2 million, as compared to 2020, primarily due to increases in expenditures related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the three months ended June 30, 2020	$(31,338)
Increase (decrease) in gains (losses) on investments, net	34,637
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,299
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(307)
Increase (decrease) in foreign currency transaction gains (losses), net	(1,562)
Increase (decrease) in other, net	(15,109)
EBITDA for the three months ended June 30, 2021	$(11,380)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table presents our consolidated results of operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	For the six months ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%
Revenue:
Services and other revenue	$861,616	$825,400	$36,216	4.4
Equipment revenue	120,800	99,732	21,068	21.1
Total revenue	982,416	925,132	57,284	6.2
Costs and expenses:
Cost of sales - services and other	272,336	286,271	(13,935)	(4.9)
% of total services and other revenue	31.6%	34.7%
Cost of sales - equipment	99,654	78,450	21,204	27.0
% of total equipment revenue	82.5%	78.7%
Selling, general and administrative expenses	228,157	239,079	(10,922)	(4.6)
% of total revenue	23.2%	25.8%
Research and development expenses	14,986	13,702	1,284	9.4
% of total revenue	1.5%	1.5%
Depreciation and amortization	248,268	262,255	(13,987)	(5.3)
Impairment of long-lived assets	245	—	245	*
Total costs and expenses	863,646	879,757	(16,111)	(1.8)
Operating income (loss)	118,770	45,375	73,395	*
Other income (expense):
Interest income, net	11,189	26,343	(15,154)	(57.5)
Interest expense, net of amounts capitalized	(63,535)	(74,491)	10,956	(14.7)
Gains (losses) on investments, net	109,233	(52,762)	161,995	*
Equity in earnings (losses) of unconsolidated affiliates, net	(2,670)	(3,732)	1,062	(28.5)
Foreign currency transaction gains (losses), net	(3,404)	(9,284)	5,880	(63.3)
Other, net	(13,697)	(670)	(13,027)	*
Total other income (expense), net	37,116	(114,596)	151,712	*
Income (loss) before income taxes	155,886	(69,221)	225,107	*
Income tax benefit (provision), net	(43,299)	(3,359)	(39,940)	*
Net income (loss)	112,587	(72,580)	185,167	*
Less: Net loss (income) attributable to non-controlling interests	3,227	6,873	(3,646)	(53.0)
Net income (loss) attributable to EchoStar Corporation common stock	$115,814	$(65,707)	$181,521	*

Other data:
EBITDA (1)	$459,727	$248,055	$211,672	85.3
Subscribers, end of period	1,542,000	1,542,000	—	—
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the six months ended June 30, 2021 and 2020.

Services and other revenue.  Services and other revenue totaled $861.6 million for the six months ended June 30, 2021, an increase of $36.2 million, or 4.4%, as compared to 2020. The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $39.3 million, partially offset by a decrease in sales of services to our enterprise customers of $3.5 million. These variances reflect the negative impact of exchange rate fluctuations of $3.1 million, primarily attributable to our consumer customers.

Equipment revenue.  Equipment revenue totaled $120.8 million for the six months ended June 30, 2021, an increase of $21.1 million, or 21.1%, as compared to 2020. The increase was primarily attributable to increases in hardware sales of $26.0 million to our enterprise customers, partially offset by decreases in hardware sales of $4.6 million to our mobile satellite systems customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $272.3 million for the six months ended June 30, 2021, a decrease of $13.9 million, or 4.9%, as compared to 2020. The decrease was attributable to lower costs of services provided to our consumer and enterprise customers primarily associated with field services and leased satellite capacity as well as a non-recurring decrease in a certain international regulatory fee of $4.5 million.

Cost of sales - equipment. Cost of sales - equipment totaled $99.7 million for the six months ended June 30, 2021, an increase of $21.2 million, or 27.0%, as compared to 2020. The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $228.2 million for the six months ended June 30, 2021, a decrease of $10.9 million, or 4.6%, as compared to 2020. The decrease was primarily attributable to decreased sales and marketing expenses of $5.2 million mainly associated with our consumer customers and decreases in bad debt expense of $7.4 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $248.3 million for the six months ended June 30, 2021, a decrease of $14.0 million, or 5.3%, as compared to 2020. The decrease was primarily attributable to (i) our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in other property and equipment depreciation expense of $2.3 million, and (iii) decreases in amortization of intangibles of $3.0 million.

Interest income, net.  Interest income, net totaled $11.2 million for the six months ended June 30, 2021, a decrease of $15.2 million, or 57.5%, as compared to 2020, primarily attributable to decreases in the yield on our marketable investment securities and a decrease in our marketable investment securities average balance.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $63.5 million for the six months ended June 30, 2021, a decrease of $11.0 million, or 14.7%, as compared to 2020. The decrease was primarily attributable to a decrease of $5.3 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $4.7 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $109.2 million in gains for the six months ended June 30, 2021, an increase of $162.0 million, as compared to 2020. The change was primarily attributable to increased gains on marketable investment securities of $129.9 million in the first half of 2021 as compared to 2020, a gain from the sale of other equity securities of $2.1 million in the second quarter of 2021 and a $29.8 million impairment loss in 2020.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $2.7 million in losses for the six months ended June 30, 2021, a decrease in losses of $1.1 million, or 28.5%, as compared to 2020. The decrease was related to net reduced losses from our investments in our equity method investees.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $3.4 million in losses for the six months ended June 30, 2021, as compared to $9.3 million in losses for the six months ended June 30, 2020, a positive change of $5.9 million. The change was due to the net impact of foreign exchange fluctuations of certain currencies during the quarter.

Other, net.  Other, net totaled $13.7 million in losses for the six months ended June 30, 2021, as compared to $0.7 million in losses for the six months ended June 30, 2020. The increase was primarily attributable to a litigation expense of $16.8 million and losses from debt repurchases on our 7 5/8% Senior Unsecured Notes due 2021 of $1.9 million, partially offset by dividends received from certain marketable equity securities of $2.1 million.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(43.3) million for the six months ended June 30, 2021, as compared to $(3.4) million for the six months ended June 30, 2020. Our effective income tax rate was 27.8% and (4.9)% for the six months ended June 30, 2021 and 2020, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature and research and experimentation credits.

Net income (loss) attributable to EchoStar Corporation common stock. The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the six months ended June 30, 2020	$(65,707)
Decrease (increase) in income tax benefit (provision), net	(39,940)
Increase (decrease) in interest income, net	(15,154)
Increase (decrease) in other, net	(13,027)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(3,646)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,062
Increase (decrease) in foreign currency transaction gains (losses), net	5,880
Decrease (increase) in interest expense, net of amounts capitalized	10,956
Increase (decrease) in operating income (loss), including depreciation and amortization	73,395
Increase (decrease) in gains (losses) on investments, net	161,995
Net income (loss) attributable to EchoStar Corporation for the six months ended June 30, 2021	$115,814

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the six months ended June 30,		Variance
	2021	2020	Amounts	%
Net income (loss)	$112,587	$(72,580)	$185,167	*
Interest income, net	(11,189)	(26,343)	15,154	(57.5)
Interest expense, net of amounts capitalized	63,535	74,491	(10,956)	(14.7)
Income tax provision (benefit), net	43,299	3,359	39,940	*
Depreciation and amortization	248,268	262,255	(13,987)	(5.3)
Net loss (income) attributable to non-controlling interests	3,227	6,873	(3,646)	(53.0)
EBITDA	$459,727	$248,055	$211,672	85.3
*    Percentage is not meaningful.

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the six months ended June 30, 2020	$248,055
Increase (decrease) in gains (losses) on investments, net	161,995
Increase (decrease) in operating income (loss), excluding depreciation and amortization	59,408
Increase (decrease) in foreign currency transaction gains (losses), net	5,880
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,062
Decrease (increase) in net loss (income) attributable to non-controlling interests	(3,646)
Increase (decrease) in other, net	(13,027)
EBITDA for the six months ended June 30, 2021	$459,727

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2021
Total revenue	$968,136	$8,372	$5,908	$982,416
Capital expenditures	154,382	—	108,084	262,466
EBITDA	408,772	4,162	46,793	459,727

For the six months ended June 30, 2020
Total revenue	$911,654	$8,831	$4,647	$925,132
Capital expenditures	174,996	—	21,908	196,904
EBITDA	341,260	3,573	(96,778)	248,055

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Hughes Segment

	For the six months ended June 30,		Variance
	2021	2020	Amount	%
Total revenue	$968,136	$911,654	$56,482	6.2
Capital expenditures	154,382	174,996	(20,614)	(11.8)
EBITDA	408,772	341,260	67,512	19.8

Total revenue was $968.1 million for the six months ended June 30, 2021, an increase of $56.5 million, or 6.2%, as compared to 2020.  Services and other revenue increased primarily due to an increase of $39.3 million in sales of broadband services to our consumer customers, partially offset by a decrease of $3.5 million in sales of services to our enterprise customers. Equipment revenue increased primarily due to increases in hardware sales of $26.0 million to our enterprise customers, partially offset by decreases in hardware sales of $4.6 million to our mobile satellite systems customers. These variances reflect the negative impact of exchange rate fluctuations of $3.4 million.

Capital expenditures were $154.4 million for the six months ended June 30, 2021, a decrease of $20.6 million, or 11.8%, as compared to 2020, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to our enterprise business and construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the six months ended June 30, 2020	$341,260
Increase (decrease) in operating income (loss), excluding depreciation and amortization	60,535
Increase (decrease) in foreign currency transaction gains (losses), net	4,832
Increase (decrease) in other, net	3,620
Increase (decrease) in gains (losses) on investments, net	2,249
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(78)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(3,646)
EBITDA for the six months ended June 30, 2021	$408,772

ESS Segment

	For the six months ended June 30,		Variance
	2021	2020	Amounts	%
Total revenue	$8,372	$8,831	$(459)	(5.2)
EBITDA	4,162	3,573	589	16.5

Total revenue was $8.4 million for the six months ended June 30, 2021, a decrease of $0.5 million, or 5.2%, as compared to 2020, primarily due to a decrease in transponder services provided to third parties.

EBITDA was $4.2 million for the six months ended June 30, 2021, an increase of $0.6 million, or 16.5%, as compared to 2020, primarily due to the recovery of a bad debt reserve.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Corporate and Other

	For the six months ended June 30,		Variance
	2021	2020	Amounts	%
Total revenue	$5,908	$4,647	$1,261	27.1
Capital expenditures	108,084	21,908	86,176	*
EBITDA	46,793	(96,778)	143,571	*
*    Percentage is not meaningful.

Total revenue was 5.9 million for the six months ended June 30, 2021, an increase of 1.3 million, or 27.1%, as compared to 2020, primarily due to increased services and other revenue from DISH Network.

Capital expenditures were 108.1 million for the six months ended June 30, 2021, an increase of $86.2 million, as compared to 2020, primarily due to increases in expenditures related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the six months ended June 30, 2020	$(96,778)
Increase (decrease) in other, net	(16,647)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(1,716)
Increase (decrease) in foreign currency transaction gains (losses), net	1,048
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,140
Increase (decrease) in gains (losses) on investments, net	159,746
EBITDA for the six months ended June 30, 2021	$46,793

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

As of June 30, 2021 our cash, cash equivalents and marketable investment securities totaled $1.6 billion, of which $0.8 billion, we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

Cash Flow Activities

The following table summarizes our cash flows provided by (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	For the six months ended June 30,		Variance
	2021	2020
Operating activities	$308,640	$245,280	$63,360
Investing activities	566,292	200,524	365,768
Financing activities	(1,053,818)	9,075	(1,062,893)
Effect of exchange rates on cash and cash equivalents	(443)	(19,232)	18,789
Net increase (decrease) in cash and cash equivalents	$(179,329)	$435,647	$(614,976)

Cash flows provided by (used for) operating activities increased by $63.4 million primarily attributable to changes in net income (loss) of $185.2 million and deferred tax provision (benefit), net of $36.5 million, partially offset by changes in gains (losses) on investments, net of $162.0 million.

Cash flows provided by (used for) investing activities increased by $365.8 million primarily attributable to our marketable investment securities and other investments net activity and an increase in expenditures for property and equipment.

Cash flows provided by (used for) financing activities decreased by $1.1 billion primarily attributable to the repurchase and maturity of our 7 5/8% Senior Unsecured Notes due 2021 of $901.8 million and from increased treasury share repurchases of $157.9 million.

Obligations and Future Capital Requirements

Contractual Obligations

As of June 30, 2021, our satellite-related commitments were $385.1 million. These primarily include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations, and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Letters of Credit

The following table presents the components of our letters of credit as of June 30, 2021:

Amounts
Restricted cash	$14,213
Insurance bonds	4,030
Credit arrangement available to our foreign subsidiaries	31,428
Total letters of credit	$49,671

Certain letters of credit are secured by assets of our foreign subsidiaries.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity. We may also construct, acquire or lease additional satellites or satellite capacity in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

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

We have a significant amount of outstanding indebtedness. As of June 30, 2021, our total indebtedness was $1.5 billion. Refer to our Form 10-K for a discussion of the terms of our long-term debt. On June 15, 2021, we paid the 7 5/8% Senior Unsecured Notes due 2021. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements and the design and construction of our new EchoStar XXIV satellite. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets. Other

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
aspects of our business operations may also require additional capital. We also expect to owe U.S. Federal income tax for 2021.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

Stock Repurchases

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2020. On October 29, 2020, our Board of Directors amended and extended its prior authorization and authorized us to repurchase, pursuant to this authorization, up to $500.0 million of our Class A common stock through and including December 31, 2021. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the three and six months ended June 30, 2021, we repurchased 2,374,452 and 7,145,166 shares of our Class A common stock for $58.2 million and $169.0 million, respectively under this program. The remaining authorization under this program was $287.6 million as of June 30, 2021.

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

Cost of sales - equipment.  Cost of sales - equipment consists primarily of the cost of broadband equipment and networks provided to customers in our consumer and enterprise markets. It also includes certain other costs associated with the deployment of equipment to our customers.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of June 30, 2021, our market risk has not changed materially from those presented in our Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

The following table provides information regarding repurchases of our Class A common stock during the three months ended June 30, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
April 1 - 30	1,464,410	$24.32	1,464,410	$310,136
May 1 -31	571,168	24.85	571,168	295,935
June 1 - 30	338,874	24.63	338,874	287,584
Total	2,374,452	$24.50	2,374,452	$287,584
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On August 3, 2021, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended June 30, 2021. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Amendment No. 1 to EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Schedule 14A, filed March 17, 2021, Commission File No. 001-33807). **

31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated August 3, 2021 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2021.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)    Filed herewith.
(I)    Furnished herewith.
*    Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: August 3, 2021	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 3, 2021	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)