Form 10-Q
period 2021-09-30
EchoStar CORP
filed 2021-11-09
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021.

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

As of November 2, 2021, the registrant’s outstanding common stock consisted of 38,941,239 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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
i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$429,656	$896,005
Marketable investment securities	1,127,048	1,638,271
Trade accounts receivable and contract assets, net	201,751	183,989
Other current assets, net	195,993	189,821
Total current assets	1,954,448	2,908,086
Non-current assets:
Property and equipment, net	2,374,080	2,390,313
Operating lease right-of-use assets	140,739	128,303
Goodwill	511,266	511,597
Regulatory authorizations, net	471,010	478,762
Other intangible assets, net	14,378	18,433
Other investments, net	351,884	284,937
Other non-current assets, net	364,553	352,921
Total non-current assets	4,227,910	4,165,266
Total assets	$6,182,358	$7,073,352

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$111,047	$122,366
Current portion of long-term debt, net	—	898,237
Contract liabilities	134,635	104,569
Accrued expenses and other current liabilities	241,615	299,999
Total current liabilities	487,297	1,425,171
Non-current liabilities:
Long-term debt, net	1,495,805	1,495,256
Deferred tax liabilities, net	407,650	359,896
Operating lease liabilities	127,424	114,886
Other non-current liabilities	135,737	70,893
Total non-current liabilities	2,166,616	2,040,931
Total liabilities	2,653,913	3,466,102

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 57,939,820 shares issued and 39,810,942 shares outstanding at September 30, 2021 and 57,254,201 shares issued and 48,863,374 shares outstanding at December 31, 2020	58	57
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both September 30, 2021 and December 31, 2020	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both September 30, 2021 and December 31, 2020	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	3,341,751	3,321,426
Accumulated other comprehensive income (loss)	(205,470)	(187,876)
Accumulated earnings (losses)	732,814	583,591
Treasury shares, at cost	(406,295)	(174,912)
Total EchoStar Corporation stockholders' equity	3,462,906	3,542,334
Non-controlling interests	65,539	64,916
Total stockholders' equity	3,528,445	3,607,250
Total liabilities and stockholders' equity	$6,182,358	$7,073,352
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Services and other revenue	$432,739	$426,532	$1,294,355	$1,251,932
Equipment revenue	71,921	46,970	192,721	146,702
Total revenue	504,660	473,502	1,487,076	1,398,634
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	138,179	146,577	410,515	432,848
Cost of sales - equipment (exclusive of depreciation and amortization)	62,328	37,079	161,982	115,529
Selling, general and administrative expenses	112,986	115,358	341,143	354,437
Research and development expenses	7,974	7,676	22,960	21,378
Depreciation and amortization	120,596	129,822	368,864	392,077
Impairment of long-lived assets	—	—	245	—
Total costs and expenses	442,063	436,512	1,305,709	1,316,269
Operating income (loss)	62,597	36,990	181,367	82,365
Other income (expense):
Interest income, net	5,725	7,364	16,914	33,707
Interest expense, net of amounts capitalized	(16,313)	(37,967)	(79,848)	(112,458)
Gains (losses) on investments, net	3,748	14,998	112,981	(37,764)
Equity in earnings (losses) of unconsolidated affiliates, net	74	(2,134)	(2,596)	(5,866)
Foreign currency transaction gains (losses), net	(6,641)	6,681	(10,045)	(2,603)
Other, net	775	291	(12,922)	(379)
Total other income (expense), net	(12,632)	(10,767)	24,484	(125,363)
Income (loss) before income taxes	49,965	26,223	205,851	(42,998)
Income tax benefit (provision), net	(19,748)	(2,950)	(63,047)	(6,309)
Net income (loss)	30,217	23,273	142,804	(49,307)
Less: Net loss (income) attributable to non-controlling interests	3,192	2,167	6,419	9,040
Net income (loss) attributable to EchoStar Corporation common stock	$33,409	$25,440	$149,223	$(40,267)

Earnings (losses) per share - Class A and B common stock:
Basic and diluted earnings (losses) per share	$0.38	$0.26	$1.64	$(0.41)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$30,217	$23,273	$142,804	$(49,307)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28,692)	(11,585)	(15,414)	(112,100)
Unrealized gains (losses) on available-for-sale securities	(234)	27	(214)	(248)
Other	119	6,900	(4,792)	4,322
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(5)	(1)	(12)	(1)
Total other comprehensive income (loss), net of tax	(28,812)	(4,659)	(20,432)	(108,027)
Comprehensive income (loss)	1,405	18,614	122,372	(157,334)
Less: Comprehensive loss (income) attributable to non-controlling interests	8,760	4,098	9,257	29,667
Comprehensive income (loss) attributable to EchoStar Corporation	$10,165	$22,712	$131,629	$(127,667)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, June 30, 2020	$105	$3,311,861	$(206,810)	$558,034	$(137,347)	$58,425	$3,584,268
Issuances of Class A common stock:
Exercise of stock options	—	477	—	—	—	—	477
Employee Stock Purchase Plan	—	2,766	—	—	—	—	2,766
Stock-based compensation	—	2,378	—	—	—	—	2,378
Contribution by non-controlling interest holder	—	—	—	—	—	4,268	4,268
Other comprehensive income (loss)	—	—	(6,670)	—	—	(1,931)	(8,601)
Net income (loss)	—	—	—	25,440	—	(2,167)	23,273
Other, net	—	386	3,942	—	—	(21)	4,307
Balance, September 30, 2020	$105	$3,317,868	$(209,538)	$583,474	$(137,347)	$58,574	$3,613,136

Balance, June 30, 2021	$106	$3,337,190	$(182,226)	$699,405	$(343,869)	$74,299	$3,584,905
Issuances of Class A common stock:
Employee Stock Purchase Plan	—	2,473	—	—	—	—	2,473
Stock-based compensation	—	2,088	—	—	—	—	2,088
Other comprehensive income (loss)	—	—	(23,244)	—	—	(5,568)	(28,812)
Net income (loss)	—	—	—	33,409	—	(3,192)	30,217
Treasury share repurchase	—	—	—	—	(62,426)	—	(62,426)
Balance, September 30, 2021	$106	$3,341,751	$(205,470)	$732,814	$(406,295)	$65,539	$3,528,445
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, December 31, 2019	$105	$3,290,483	$(122,138)	$632,809	$(131,454)	$75,748	$3,745,553
Cumulative effect of accounting changes	—	—	—	(9,068)	—	(240)	(9,308)
Balance, January 1, 2020	105	3,290,483	(122,138)	623,741	(131,454)	75,508	3,736,245
Issuances of Class A common stock:
Exercise of stock options	—	983	—	—	—	—	983
Employee benefits	—	6,920	—	—	—	—	6,920
Employee Stock Purchase Plan	—	8,066	—	—	—	—	8,066
Stock-based compensation	—	6,887	—	—	—	—	6,887
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	4,338	—	—	—	(1,514)	2,824
Contribution by non-controlling interest holder	—	—	—	—	—	14,268	14,268
Other comprehensive income (loss)	—	—	(91,342)	—	—	(20,627)	(111,969)
Net income (loss)	—	—	—	(40,267)	—	(9,040)	(49,307)
Treasury share repurchase	—	—	—	—	(5,893)	—	(5,893)
Other, net	—	191	3,942	—	—	(21)	4,112
Balance, September 30, 2020	$105	$3,317,868	$(209,538)	$583,474	$(137,347)	$58,574	$3,613,136

Balance, December 31, 2020	$105	$3,321,426	$(187,876)	$583,591	$(174,912)	$64,916	$3,607,250
Issuances of Class A common stock:
Employee benefits	1	7,124	—	—	—	—	7,125
Employee Stock Purchase Plan	—	7,288	—	—	—	—	7,288
Stock-based compensation	—	5,913	—	—	—	—	5,913
Contribution by non-controlling interest holder	—	—	—	—	—	9,880	9,880
Other comprehensive income (loss)	—	—	(17,594)	—	—	(2,838)	(20,432)
Net income (loss)	—	—	—	149,223	—	(6,419)	142,804
Treasury share repurchase	—	—	—	—	(231,383)	—	(231,383)
Balance, September 30, 2021	$106	$3,341,751	$(205,470)	$732,814	$(406,295)	$65,539	$3,528,445

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$142,804	$(49,307)
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	368,864	392,077
Impairment of long-lived assets	245	—
Losses (gains) on investments, net	(112,981)	37,764
Equity in losses (earnings) of unconsolidated affiliates, net	2,596	5,866
Foreign currency transaction losses (gains), net	10,045	2,603
Deferred tax provision (benefit), net	45,950	4,474
Stock-based compensation	5,913	6,887
Amortization of debt issuance costs	2,192	3,212
Other, net	16,691	(9,145)
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(20,894)	(9,157)
Other current assets, net	(7,841)	(21,090)
Trade accounts payable	(15,386)	(17,824)
Contract liabilities	30,066	(11,438)
Accrued expenses and other current liabilities	(103,457)	29,155
Non-current assets and non-current liabilities, net	63,055	1,325
Net cash provided by (used for) operating activities	427,862	365,402

Cash flows from investing activities:
Purchases of marketable investment securities	(1,452,982)	(2,234,671)
Sales and maturities of marketable investment securities	2,099,815	1,231,790
Expenditures for property and equipment	(352,003)	(295,041)
Expenditures for externally marketed software	(25,634)	(27,824)
Purchase of other investments	(50,000)	(5,500)
Sales of other investments	10,951	—
Net cash provided by (used for) investing activities	230,147	(1,331,246)

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	(901,818)	—
Treasury share repurchase	(229,383)	(5,893)
Contribution by non-controlling interest holder	9,880	14,268
Proceeds from Class A common stock options exercised	—	983
Proceeds from Class A common stock issued under the Employee Stock Purchase Plan	7,288	8,066
Payment of in-orbit incentive obligations	(1,800)	(1,268)
Payment of finance lease obligations	(578)	(606)
Other, net	(966)	998
Net cash provided by (used for) financing activities	(1,117,377)	16,548

Effect of exchange rates on cash and cash equivalents	(3,114)	(8,348)
Net increase (decrease) in cash and cash equivalents	(462,482)	(957,644)
Cash and cash equivalents, including restricted amounts, beginning of period	896,812	1,521,889
Cash and cash equivalents, including restricted amounts, end of period	$434,330	$564,245

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	September 30, 2021	December 31, 2020
Trade accounts receivable and contract assets, net:
Sales and services	$167,048	$149,513
Leasing	5,662	4,554
Total trade accounts receivable	172,710	154,067
Contract assets	42,839	45,308
Allowance for doubtful accounts	(13,798)	(15,386)
Total trade accounts receivable and contract assets, net	$201,751	$183,989

Contract liabilities:
Current	$134,635	$104,569
Non-current	9,746	10,519
Total contract liabilities	$144,381	$115,088

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue	$16,521	$3,794	$81,543	$63,581
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the nine months ended September 30,
	2021	2020
Balance at beginning of period	$99,837	$113,592
Additions	54,701	68,589
Amortization expense	(66,815)	(75,429)
Foreign currency translation	(828)	(2,984)
Balance at end of period	$86,895	$103,768

We recognized amortization expenses related to contract acquisition costs of $21.6 million and $25.7 million for the three months ended September 30, 2021 and 2020, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Performance Obligations

As of September 30, 2021, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $890.0 million. Performance obligations expected to be satisfied within one year and greater than one year are 46% and 54%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2021
North America	$412,805	$4,436	$3,278	$420,519
South and Central America	44,898	—	—	44,898
Other	39,234	—	9	39,243
Total revenue	$496,937	$4,436	$3,287	$504,660

For the three months ended September 30, 2020
North America	$392,950	$4,402	$2,298	$399,650
South and Central America	38,578	—	40	38,618
Other	35,234	—	—	35,234
Total revenue	$466,762	$4,402	$2,338	$473,502

For the nine months ended September 30, 2021
North America	$1,216,665	$12,808	$9,163	$1,238,636
South and Central America	134,924	—	—	134,924
Other	113,484	—	32	113,516
Total revenue	$1,465,073	$12,808	$9,195	$1,487,076

For the nine months ended September 30, 2020
North America	$1,160,288	$13,233	$6,753	$1,180,274
South and Central America	106,495	—	232	106,727
Other	111,633	—	—	111,633
Total revenue	$1,378,416	$13,233	$6,985	$1,398,634

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2021
Services and other revenue:
Services	$415,287	$2,976	$1,749	$420,012
Lease revenue	9,730	1,460	1,537	12,727
Total services and other revenue	425,017	4,436	3,286	432,739
Equipment revenue:
Equipment	24,504	—	1	24,505
Design, development and construction services	45,025	—	—	45,025
Lease revenue	2,391	—	—	2,391
Total equipment revenue	71,920	—	1	71,921
Total revenue	$496,937	$4,436	$3,287	$504,660

For the three months ended September 30, 2020
Services and other revenue:
Services	$409,119	$2,804	$1,037	$412,960
Lease revenue	10,673	1,598	1,301	13,572
Total services and other revenue	419,792	4,402	2,338	426,532
Equipment revenue:
Equipment	29,387	—	—	29,387
Design, development and construction services	16,375	—	—	16,375
Lease revenue	1,208	—	—	1,208
Total equipment revenue	46,970	—	—	46,970
Total revenue	$466,762	$4,402	$2,338	$473,502

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2021
Services and other revenue:
Services	$1,242,804	$8,550	$4,578	$1,255,932
Lease revenue	29,554	4,258	4,611	38,423
Total services and other revenue	1,272,358	12,808	9,189	1,294,355
Equipment revenue:
Equipment	84,054	—	6	84,060
Design, development and construction services	101,718	—	—	101,718
Lease revenue	6,943	—	—	6,943
Total equipment revenue	192,715	—	6	192,721
Total revenue	$1,465,073	$12,808	$9,195	$1,487,076

For the nine months ended September 30, 2020
Services and other revenue:
Services	$1,198,816	$8,133	$3,318	$1,210,267
Lease revenue	32,898	5,100	3,667	41,665
Total services and other revenue	1,231,714	13,233	6,985	1,251,932
Equipment revenue:
Equipment	72,744	—	—	72,744
Design, development and construction services	70,600	—	—	70,600
Lease revenue	3,358	—	—	3,358
Total equipment revenue	146,702	—	—	146,702
Total revenue	$1,378,416	$13,233	$6,985	$1,398,634

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Sales-type lease revenue:
Revenue at lease commencement	$2,220	$1,208	$6,597	$3,358
Interest income	171	14	346	178
Total sales-type lease revenue	2,391	1,222	6,943	3,536
Operating lease revenue	12,727	13,558	38,423	41,487
Total lease revenue	$15,118	$14,780	$45,366	$45,023

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 4.    EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS for our Class A and B common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to EchoStar Corporation common stock	$33,409	$25,440	$149,223	$(40,267)

Weighted-average common shares outstanding:
Basic	88,457	98,004	90,986	97,898
Dilutive impact of stock awards outstanding	55	—	55	—
Diluted	88,512	98,004	91,041	97,898

Earnings (losses) per share:
Basic and diluted earnings (losses) per share	$0.38	$0.26	$1.64	$(0.41)

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our weighted-average common shares outstanding:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Number of shares	4,766	4,263	4,766	4,827

NOTE 5.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	September 30, 2021	December 31, 2020
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$339,046	$372,746
Commercial paper	524,451	1,101,888
Other debt securities	92,640	148,292
Total available-for-sale debt securities	956,137	1,622,926
Equity securities	185,274	24,435
Total marketable investment securities, including restricted amounts	1,141,411	1,647,361
Less: Restricted marketable investment securities	(14,363)	(9,090)
Total marketable investment securities	$1,127,048	$1,638,271

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2021
Corporate bonds	$339,145	$18	$(117)	$339,046
Commercial paper	524,451	—	—	524,451
Other debt securities	92,723	—	(83)	92,640
Total available-for-sale debt securities	$956,319	$18	$(200)	$956,137
As of December 31, 2020
Corporate bonds	$372,702	$78	$(34)	$372,746
Commercial paper	1,101,888	—	—	1,101,888
Other debt securities	148,292	6	(6)	148,292
Total available-for-sale debt securities	$1,622,882	$84	$(40)	$1,622,926

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$128,423	$4,997	$390,918	$14,997

As of September 30, 2021, we have $779.5 million of available-for-sale debt securities with contractual maturities of one year or less and $176.6 million with contractual maturities greater than one year.

Fair Value Option

The following table presents the activity on our fair value option corporate bonds:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Gains (losses) on investments, net	$—	$15,882	$—	$11,377

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$546	$9,493	$776	$14,346
Gains (losses) on investments, net	$(1,260)	$68	$92,841	$(8,535)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of September 30, 2021
Cash equivalents (including restricted)	$4,079	$323,137	$327,216
Available-for-sale debt securities:
Corporate bonds	$—	$339,046	$339,046
Commercial paper	—	524,451	524,451
Other debt securities	14,603	78,037	92,640
Total available-for-sale debt securities	14,603	941,534	956,137
Equity securities	174,547	10,727	185,274
Total marketable investment securities, including restricted amounts	189,150	952,261	1,141,411
Less: Restricted marketable investment securities	(14,363)	—	(14,363)
Total marketable investment securities	$174,787	$952,261	$1,127,048

As of December 31, 2020
Cash equivalents (including restricted)	$416	$809,698	$810,114
Available-for-sale debt securities:
Corporate bonds	$—	$372,746	$372,746
Commercial paper	—	1,101,888	1,101,888
Other debt securities	139,486	8,806	148,292
Total available-for-sale debt securities	139,486	1,483,440	1,622,926
Equity securities	14,441	9,994	24,435
Total marketable investment securities, including restricted amounts	153,927	1,493,434	1,647,361
Less: Restricted marketable investment securities	(9,090)	—	(9,090)
Total marketable investment securities	$144,837	$1,493,434	$1,638,271

As of September 30, 2021 and December 31, 2020, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 6.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	September 30, 2021	December 31, 2020
Property and equipment, net:
Satellites, net	$1,630,278	$1,602,076
Other property and equipment, net	743,802	788,237
Total property and equipment, net	$2,374,080	$2,390,313

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellites

As of September 30, 2021, our satellite fleet consisted of ten geosynchronous (“GEO”) satellites, seven of which are owned and three of which are leased. Our GEO satellite fleet operates at approximately 22,300 miles above the equator. Our owned S-band low-earth orbit (“LEO”) nano-satellites are not included in the table below.

The following table presents our GEO satellite fleet as of September 30, 2021:

GEO Satellite	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	10
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
Al Yah 3 (2)	Hughes	January 2018	20 W	7
EchoStar IX (3)	ESS	August 2003	121 W	12
EUTELSAT 10A (“W2A”) (4)	Corporate and Other	April 2009	10 E	-
EchoStar XXI	Corporate and Other	June 2017	10.25 E	15

Finance leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
EchoStar 105/SES-11	ESS	October 2017	105 W	15
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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		September 30, 2021	December 31, 2020
Satellites, net:
Satellites - owned	7 to 15	$1,807,596	$1,805,590
Satellites - acquired under finance leases	15	356,584	352,245
Construction in progress	—	528,744	409,032
Total satellites		2,692,924	2,566,867
Accumulated depreciation:
Satellites - owned		(972,107)	(890,783)
Satellites - acquired under finance leases		(90,539)	(74,008)
Total accumulated depreciation		(1,062,646)	(964,791)
Total satellites, net		$1,630,278	$1,602,076

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Depreciation expense:
Satellites - owned	$22,775	$32,073	$77,517	$96,220
Satellites - acquired under finance leases	7,434	7,203	22,031	20,421
Total depreciation expense	$30,209	$39,276	$99,548	$116,641

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Capitalized interest	$9,183	$7,261	$27,473	$20,839

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

Satellite-Related Commitments

As of September 30, 2021 and December 31, 2020 our satellite-related commitments were $354.6 million and $487.7 million, respectively. These include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) to regulatory authorizations, and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and nine months ended September 30, 2021.

Fair Value of In-Orbit Incentives

As of September 30, 2021 and December 31, 2020, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $53.6 million and $55.4 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 7.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2019	$58,451	$(20,144)	$38,307	$440,291	$478,598
Amortization expense	—	(3,181)	(3,181)	—	(3,181)
Currency translation adjustments	607	(929)	(322)	729	407
Balance, September 30, 2020	$59,058	$(24,254)	$34,804	$441,020	$475,824

Balance, December 31, 2020	$61,381	$(26,639)	$34,742	$444,020	$478,762
Amortization expense	—	(3,398)	(3,398)	—	(3,398)
Currency translation adjustments	(3,254)	1,490	(1,764)	(2,590)	(4,354)
Balance, September 30, 2021	$58,127	$(28,547)	$29,580	$441,430	$471,010

Weighted-average useful life (in years)		13

NOTE 8.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	September 30, 2021	December 31, 2020
Other investments, net:
Equity method investments	$149,799	$151,070
Other equity investments	91,636	31,662
Other debt investments, net	110,449	102,205
Total other investments, net	$351,884	$284,937

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Deluxe	$1,315	$1,067	$4,175	$3,340
BCS	$1,838	$2,190	$5,952	$6,643

The following table presents trade accounts receivable:

	As of
	September 30, 2021	December 31, 2020
Deluxe	$873	$716
BCS	$8,082	$9,347

Other Equity Investments

The following table presents the activity on our investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Gain (loss) on investments, net	$5,000	$—	$21,256	$(29,833)
NOTE 9.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective Interest Rate	As of
		September 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$849,128	$750,000	$834,045
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	—%	—	—	900,000	924,003
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	855,195	750,000	852,810
Less: Unamortized debt issuance costs		(4,195)	—	(6,507)	—
Total long-term debt		1,495,805	1,704,323	2,393,493	2,610,858
Less: Current portion, net		—	—	(898,237)	(924,003)
Long-term debt, net		$1,495,805	$1,704,323	$1,495,256	$1,686,855

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

Our income tax provision was $19.7 million for the three months ended September 30, 2021 compared to our income tax provision of $3.0 million for the three months ended September 30, 2020. Our estimated effective income tax rate was 39.5% and 11.2% for the three months ended September 30, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits.

Our income tax provision was $63.0 million for the nine months ended September 30, 2021 compared to our income tax provision of $6.3 million for the nine months ended September 30, 2020. Our estimated effective income tax rate was 30.6% and (14.7)% for the nine months ended September 30, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Services and other revenue - DISH Network	$8,729	$8,693	$26,179	$28,034

The following table presents the related trade accounts receivable:

	As of
	September 30, 2021	December 31, 2020
Trade accounts receivable - DISH Network	$7,088	$5,612

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating expenses - DISH Network	$1,522	$1,433	$4,642	$4,369

The following table presents the related trade accounts payable:

	As of
	September 30, 2021	December 31, 2020
Trade accounts payable - DISH Network	$827	$752

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements to be effective May 2021. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In November 2021, we exercised our right to renew the collocation agreements at Gilbert, Arizona, Cheyenne, Wyoming, Spokane, Washington, Englewood, Colorado and Monee, Illinois for a period ending in February 2025. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $2.1 million and $5.2 million for the three months ended September 30, 2021 and 2020, respectively, and $5.9 million and $14.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	September 30, 2021	December 31, 2020
Other receivables - DISH Network	$92,888	$92,680

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 12. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2021. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.7 million, for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of December 31, 2020, we had $0.4 million of trade accounts receivable from TSI.

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar Corporation; our subsidiary Hughes Satellite Systems Corporation (“HSSC”); our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar Corporation’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and HSSC’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021. A settlement hearing has been scheduled for December 9, 2021.

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

The following table presents the components of the accrual:

	As of
	September 30, 2021	December 31, 2020
Additional license fees	$3,820	$3,890
Penalties	3,920	3,992
Interest and interest on penalties	80,030	76,871
Less: Payments	(8,468)	(2,975)
Total accrual	$79,302	$81,778

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2021
External revenue	$496,937	$4,347	$3,376	$504,660
Intersegment revenue	—	89	(89)	—
Total revenue	$496,937	$4,436	$3,287	$504,660

Capital expenditures	$74,259	$—	$15,278	$89,537
EBITDA	$196,970	$2,319	$(14,948)	$184,341

For the three months ended September 30, 2020
External revenue	$466,762	$4,121	$2,619	$473,502
Intersegment revenue	—	281	(281)	—
Total revenue	$466,762	$4,402	$2,338	$473,502

Capital expenditures	$88,848	$41	$9,248	$98,137
EBITDA	$190,016	$2,274	$(3,475)	$188,815

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2021
External revenue	$1,465,073	$12,543	$9,460	$1,487,076
Intersegment revenue	—	265	(265)	—
Total revenue	$1,465,073	$12,808	$9,195	$1,487,076

Capital expenditures	$228,641	$—	$123,362	$352,003
EBITDA	$605,742	$6,481	$31,845	$644,068

For the nine months ended September 30, 2020
External revenue	$1,378,416	$12,274	$7,944	$1,398,634
Intersegment revenue	—	959	(959)	—
Total revenue	$1,378,416	$13,233	$6,985	$1,398,634

Capital expenditures	$263,844	$41	$31,156	$295,041
EBITDA	$531,276	$5,847	$(100,253)	$436,870

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$49,965	$26,223	$205,851	$(42,998)
Interest income, net	(5,725)	(7,364)	(16,914)	(33,707)
Interest expense, net of amounts capitalized	16,313	37,967	79,848	112,458
Depreciation and amortization	120,596	129,822	368,864	392,077
Net loss (income) attributable to non-controlling interests	3,192	2,167	6,419	9,040
EBITDA	$184,341	$188,815	$644,068	$436,870

NOTE 15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	September 30, 2021	December 31, 2020
Other current assets, net:
Trade accounts receivable - DISH Network	$7,088	$5,612
Inventory	103,233	97,992
Prepaids and deposits	61,499	55,381
Other, net	24,173	30,836
Total other current assets	$195,993	$189,821

Other non-current assets, net:
Other receivables - DISH Network	$92,888	$92,680
Restricted marketable investment securities	14,363	9,090
Restricted cash	4,674	807
Deferred tax assets, net	2,808	1,781
Capitalized software, net	125,273	116,661
Contract acquisition costs, net	86,895	99,837
Contract fulfillment costs, net	1,787	2,580
Other, net	35,865	29,485
Total other non-current assets, net	$364,553	$352,921

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Accrued Expenses and Other Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities:

	As of
	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Trade accounts payable - DISH Network	$827	$752
Accrued interest	16,693	42,388
Accrued compensation	64,962	62,299
Accrued taxes	19,295	20,297
Operating lease obligation	15,912	14,699
Other	123,926	159,564
Total accrued expenses and other current liabilities	$241,615	$299,999

Inventory

The following table presents the components of inventory:

	As of
	September 30, 2021	December 31, 2020
Raw materials	$11,178	$4,564
Work-in-process	8,713	8,280
Finished goods	83,342	85,148
Total inventory	$103,233	$97,992

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the nine months ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$96,714	$110,869
Cash paid for income taxes	$21,296	$4,503

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$7,124	$6,920
Increase (decrease) in capital expenditures included in accounts payable, net	$2,494	$(2,304)
Non-cash net assets received in exchange for a 20% ownership interest in our existing Brazilian subsidiary	$—	$2,824

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended September 30, 2021:

• Revenue of $504.7 million
•Operating income of $62.6 million
•Net income of $30.2 million
•Net income attributable to EchoStar common stock of $33.4 million and basic and diluted earnings per share of common stock of $0.38
•Earnings before interest, taxes, depreciation and amortization, and net income attributable to non-controlling interests (“EBITDA”) of $184.3 million (see reconciliation of this non-GAAP measure in Results of Operations)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Consolidated Financial Condition as of September 30, 2021:

•Total assets of $6.2 billion
•Total liabilities of $2.7 billion
•Total stockholders’ equity of $3.5 billion
•Cash and cash equivalents and marketable investment securities of $1.6 billion

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellite capacity to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. We have seen a limited number of our enterprise customers file for bankruptcy protection. We have reserved an amount related to pre-petition receivables and are working closely with these customers on providing post-petition services and products, as well as working with the customer regarding collection of pre-petition amounts.

Our Hughes segment currently uses capacity from our owned and leased satellites, including additional satellite capacity acquired from third-party providers, to provide services to our customers. Growth of our consumer subscriber base in the U.S. continues to be constrained where we are nearing or have reached maximum capacity in most areas. Our Latin America consumer subscriber base in certain areas has also become capacity constrained in the current quarter. While these constraints are not expected to be resolved until we launch new satellites, we continue to focus on revenue growth in all areas and consumer subscriber growth in the areas where we have available capacity.

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

The following table presents our approximate number of broadband subscribers:

	As of
	September 30, 2021	June 30, 2021
United States	1,120,000	1,144,000
Latin America	390,000	398,000
Total broadband subscribers	1,510,000	1,542,000

The following table presents the approximate number of net subscriber additions:

	For the three months ended
	September 30, 2021	June 30, 2021
United States	(24,000)	(20,000)
Latin America	(8,000)	9,000
Total net subscriber additions	(32,000)	(11,000)

Our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. While the balancing of total subscribers relative to capacity utilization in the third quarter resulted in lower total subscribers, ARPU increased from the second quarter. During the third quarter, the lower net subscribers were due to both lower gross additions and higher churn as compared to the second quarter.

Our Latin America consumer subscriber base in certain areas has also become capacity constrained in the current quarter. Continued high bandwidth demand in certain areas has resulted in managing subscriber growth and similar to the U.S., we are balancing capacity utilization with subscriber levels in the impacted areas which resulted in lower total subscribers. Although subscribers decreased in the third quarter of 2021, ARPU increased from the second quarter. During the third quarter, the lower net subscribers were due to both lower gross additions and higher churn as compared to the second quarter.

As of September 30, 2021 and December 31, 2020, our Hughes segment had $1.3 billion of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of September 30, 2021 and December 31, 2020, our ESS segment had contracted revenue backlog of $8.3 million and $6.7 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
S-Band Strategy

We intend to continue to explore the development and deployment of S-band technologies that we expect will reduce the cost of satellite communications for internet of things, machine-to-machine communications, public protection, disaster relief and other end-to-end services worldwide and the integration of our products and services into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. We believe we remain in a unique position to develop a hybrid mobile satellite service (“MSS”) and complementary ground component (“CGC”) network in the European Union and its member states (“E.U.”), the United Kingdom (“U.K.”) and other European countries, including through the use of our EchoStar XXI satellite, which was placed into service in November 2017, and the EUTELSAT 10A payload.  We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global which holds global S-band non-geostationary satellite spectrum rights for MSS. Additionally, we entered into a contract with Tyvak Nano-Satellite Systems, Inc. for the design and construction of S-band nano-satellites. We launched two nano-satellites in the third quarter of 2020. Following launch, both nano-satellites experienced technical anomalies that precluded them from fulfilling their intended regulatory milestone missions. We obtained milestone relief due to these force majeure events. In the second quarter of 2021, we launched our third nano-satellite. The nano-satellite was successfully commissioned and placed at the altitude prescribed in our license for the S-band frequency. We have completed the process of fulfilling the remaining requirements under the International Telecommunication Union (“ITU”) Radio Regulations of bringing the Australian filing into use. The nano-satellite will now be used to develop and test a wide range of potential S-band applications and services. We also hold licenses for S-band MSS and terrestrial services in Mexico.

Cybersecurity

We and third parties with whom we work face a constantly evolving landscape of cybersecurity threats in which hackers and other parties use a complex assortment of techniques and methods to execute cyberattacks. Cybersecurity incidents have increased significantly in quantity and severity and are expected to continue to increase. In addition to our efforts to mitigate cyber-attacks, we are making investments to alleviate the potential impact to our products. As a result of these efforts, we could discover new vulnerabilities within our products and systems. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control. In addition, our IT systems and infrastructure are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious acts, human errors and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and nine months ended September 30, 2021. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table presents our consolidated results of operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020:

	For the three months ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%
Revenue:
Services and other revenue	$432,739	$426,532	$6,207	1.5
Equipment revenue	71,921	46,970	24,951	53.1
Total revenue	504,660	473,502	31,158	6.6
Costs and expenses:
Cost of sales - services and other	138,179	146,577	(8,398)	(5.7)
% of total services and other revenue	31.9%	34.4%
Cost of sales - equipment	62,328	37,079	25,249	68.1
% of total equipment revenue	86.7%	78.9%
Selling, general and administrative expenses	112,986	115,358	(2,372)	(2.1)
% of total revenue	22.4%	24.4%
Research and development expenses	7,974	7,676	298	3.9
% of total revenue	1.6%	1.6%
Depreciation and amortization	120,596	129,822	(9,226)	(7.1)
Total costs and expenses	442,063	436,512	5,551	1.3
Operating income (loss)	62,597	36,990	25,607	69.2
Other income (expense):
Interest income, net	5,725	7,364	(1,639)	(22.3)
Interest expense, net of amounts capitalized	(16,313)	(37,967)	21,654	(57.0)
Gains (losses) on investments, net	3,748	14,998	(11,250)	(75.0)
Equity in earnings (losses) of unconsolidated affiliates, net	74	(2,134)	2,208	*
Foreign currency transaction gains (losses), net	(6,641)	6,681	(13,322)	*
Other, net	775	291	484	*
Total other income (expense), net	(12,632)	(10,767)	(1,865)	17.3
Income (loss) before income taxes	49,965	26,223	23,742	90.5
Income tax benefit (provision), net	(19,748)	(2,950)	(16,798)	*
Net income (loss)	30,217	23,273	6,944	29.8
Less: Net loss (income) attributable to non-controlling interests	3,192	2,167	1,025	47.3
Net income (loss) attributable to EchoStar Corporation common stock	$33,409	$25,440	$7,969	31.3

Other data:
EBITDA (1)	$184,341	$188,815	$(4,474)	(2.4)
Subscribers, end of period	1,510,000	1,580,000	(70,000)	(4.4)
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the three months ended September 30, 2021 and 2020.

Services and other revenue.  Services and other revenue totaled $432.7 million for the three months ended September 30, 2021, an increase of $6.2 million, or 1.5%, as compared to 2020.  The increase was primarily attributable to increases in our Hughes segment related to sales of broadband services to our enterprise and mobile satellite system customers of $2.6 million and to our consumer customers of $1.9 million. Our Corporate and Other segment increased by $0.9 million. The variance reflects the positive impact of exchange rate fluctuations of $0.9 million.

Equipment revenue.  Equipment revenue totaled $71.9 million for the three months ended September 30, 2021, an increase of $25.0 million, or 53.1%, as compared to 2020.  The increase was primarily attributable to increases in hardware sales of $27.9 million to our enterprise customers, partially offset by decreases in hardware sales of $2.0 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $138.2 million for the three months ended September 30, 2021, a decrease of $8.4 million, or 5.7%, as compared to 2020. The decrease was primarily attributable to lower costs of services provided to our consumer customers associated with customer care and field services.

Cost of sales - equipment.  Cost of sales - equipment totaled $62.3 million for the three months ended September 30, 2021, an increase of $25.2 million, or 68.1%, as compared to 2020. The increase was primarily attributable to the corresponding increase in equipment revenue as well as a non-recurring expense of $2.6 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $113.0 million for the three months ended September 30, 2021, a decrease of $2.4 million, or 2.1%, as compared to 2020. The decrease was primarily attributable to decreases in bad debt expense of $1.7 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $120.6 million for the three months ended September 30, 2021, a decrease of $9.2 million, or 7.1%, as compared to 2020.  The decrease was primarily attributable to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021.

Interest income, net.  Interest income, net totaled $5.7 million for the three months ended September 30, 2021, a decrease of $1.6 million, or 22.3%, as compared to 2020, primarily attributable to decreases in the yield on our marketable investment securities and a decrease in our marketable investment securities average balance.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized, totaled $16.3 million for the three months ended September 30, 2021, a decrease of $21.7 million, or 57.0%, as compared to 2020.  The decrease was primarily attributable to a decrease of $18.1 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $1.9 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $3.7 million in gains for the three months ended September 30, 2021, a decrease of $11.3 million, as compared to 2020. The change was primarily attributable to decreased gains on marketable investment securities of $16.3 million in the third quarter of 2021 as compared to 2020, partially offset by a gain on other equity securities of $5.0 million in 2021.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $0.1 million in earnings for the three months ended September 30, 2021, a decrease in losses of $2.2 million, as compared to 2020. The decrease in losses was related to net increased earnings from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $6.6 million in losses for the three months ended September 30, 2021, as compared to $6.7 million in gains for the three months ended September 30, 2020, a negative change of $13.3 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the quarter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(19.7) million for the three months ended September 30, 2021, as compared to $(3.0) million for the three months ended September 30, 2020. Our effective income tax rate was 39.5% and 11.2% for the three months ended September 30, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and by the impact of state and local taxes partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits.

Net income (loss) attributable to EchoStar Corporation common stock.  The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended September 30, 2020	$25,440
Increase (decrease) in operating income (loss), including depreciation and amortization	25,607
Decrease (increase) in interest expense, net of amounts capitalized	21,654
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,208
Increase (decrease) in net income (loss) attributable to non-controlling interest	1,025
Increase (decrease) in other, net	484
Increase (decrease) in interest income, net	(1,639)
Increase (decrease) in gains (losses) on investments, net	(11,250)
Increase (decrease) in foreign currency transaction gains (losses), net	(13,322)
Decrease (increase) in income tax benefit (provision), net	(16,798)
Net income (loss) attributable to EchoStar Corporation for the three months ended September 30, 2021	$33,409

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the three months ended September 30,		Variance
	2021	2020	Amount	%
Net income (loss)	$30,217	$23,273	$6,944	29.8
Interest income, net	(5,725)	(7,364)	1,639	(22.3)
Interest expense, net of amounts capitalized	16,313	37,967	(21,654)	(57.0)
Income tax provision (benefit), net	19,748	2,950	16,798	*
Depreciation and amortization	120,596	129,822	(9,226)	(7.1)
Net loss (income) attributable to non-controlling interests	3,192	2,167	1,025	47.3
EBITDA	$184,341	$188,815	$(4,474)	(2.4)
*    Percentage is not meaningful

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended September 30, 2020	$188,815
Increase (decrease) in operating income (loss), excluding depreciation and amortization	16,381
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,208
Decrease (increase) in net loss (income) attributable to non-controlling interests	1,025
Increase (decrease) in other, net	484
Increase (decrease) in gains (losses) on investments, net	(11,250)
Increase (decrease) in foreign currency transaction gains (losses), net	(13,322)
EBITDA for the three months ended September 30, 2021	$184,341

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2021
Total revenue	$496,937	$4,436	$3,287	$504,660
Capital expenditures	74,259	—	15,278	89,537
EBITDA	196,970	2,319	(14,948)	184,341

For the three months ended September 30, 2020
Total revenue	$466,762	$4,402	$2,338	$473,502
Capital expenditures	88,848	41	9,248	98,137
EBITDA	190,016	2,274	(3,475)	188,815

Hughes Segment

	For the three months ended September 30,		Variance
	2021	2020	Amount	%
Total revenue	$496,937	$466,762	$30,175	6.5
Capital expenditures	74,259	88,848	(14,589)	(16.4)
EBITDA	196,970	190,016	6,954	3.7

Total revenue was $496.9 million for the three months ended September 30, 2021, an increase of $30.2 million, or 6.5%, as compared to 2020.  Services and other revenue increased primarily due to increases in sales of broadband services to our enterprise and mobile satellite system customers of $2.6 million and to our consumer customers of $1.9 million. Equipment revenue increased primarily due to increases in hardware sales of $27.9 million to our enterprise customers, partially offset by decreases in hardware sales of $2.0 million to our consumer customers. These variances reflect the positive impact of exchange rate fluctuations of $0.9 million.

Capital expenditures were $74.3 million for the three months ended September 30, 2021, a decrease of $14.6 million, or 16.4%, as compared to 2020, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to the construction of our satellite-related ground infrastructure in preparation for the launch of EchoStar XXIV.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended September 30, 2020	$190,016
Increase (decrease) in operating income (loss), excluding depreciation and amortization	14,754
Decrease (increase) in net loss (income) attributable to non-controlling interests	1,025
Increase (decrease) in other, net	467
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	75
Increase (decrease) in foreign currency transaction gains (losses), net	(9,367)
EBITDA for the three months ended September 30, 2021	$196,970

ESS Segment

	For the three months ended September 30,		Variance
	2021	2020	Amount	%
Total revenue	$4,436	$4,402	$34	0.8
Capital expenditures	—	41	(41)	(100.0)
EBITDA	2,319	2,274	45	2.0

Total revenue was $4.4 million for the three months ended September 30, 2021, which is flat compared to 2020.

EBITDA was $2.3 million for the three months ended September 30, 2021, which is flat compared to 2020.

Corporate and Other

	For the three months ended September 30,		Variance
	2021	2020	Amount	%
Total revenue	$3,287	$2,338	$949	40.6
Capital expenditures	15,278	9,248	6,030	65.2
EBITDA	(14,948)	(3,475)	(11,473)	*
*    Percentage is not meaningful.

Total revenue was $3.3 million for the three months ended September 30, 2021, an increase of $0.9 million, or 40.6%, as compared to 2020, primarily due to increased services and other revenue from DISH Network.

Capital expenditures were $15.3 million for the three months ended September 30, 2021, an increase of $6.0 million, or 65.2%, as compared to 2020, primarily due to increases in expenditures related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the three months ended September 30, 2020	$(3,475)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,134
Increase (decrease) in operating income (loss), excluding depreciation and amortization	1,584
Increase (decrease) in other, net	12
Increase (decrease) in foreign currency transaction gains (losses), net	(3,954)
Increase (decrease) in gains (losses) on investments, net	(11,249)
EBITDA for the three months ended September 30, 2021	$(14,948)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table presents our consolidated results of operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	For the nine months ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%
Revenue:
Services and other revenue	$1,294,355	$1,251,932	$42,423	3.4
Equipment revenue	192,721	146,702	46,019	31.4
Total revenue	1,487,076	1,398,634	88,442	6.3
Costs and expenses:
Cost of sales - services and other	410,515	432,848	(22,333)	(5.2)
% of total services and other revenue	31.7%	34.6%
Cost of sales - equipment	161,982	115,529	46,453	40.2
% of total equipment revenue	84.0%	78.8%
Selling, general and administrative expenses	341,143	354,437	(13,294)	(3.8)
% of total revenue	22.9%	25.3%
Research and development expenses	22,960	21,378	1,582	7.4
% of total revenue	1.5%	1.5%
Depreciation and amortization	368,864	392,077	(23,213)	(5.9)
Impairment of long-lived assets	245	—	245	*
Total costs and expenses	1,305,709	1,316,269	(10,560)	(0.8)
Operating income (loss)	181,367	82,365	99,002	*
Other income (expense):
Interest income, net	16,914	33,707	(16,793)	(49.8)
Interest expense, net of amounts capitalized	(79,848)	(112,458)	32,610	(29.0)
Gains (losses) on investments, net	112,981	(37,764)	150,745	*
Equity in earnings (losses) of unconsolidated affiliates, net	(2,596)	(5,866)	3,270	(55.7)
Foreign currency transaction gains (losses), net	(10,045)	(2,603)	(7,442)	*
Other, net	(12,922)	(379)	(12,543)	*
Total other income (expense), net	24,484	(125,363)	149,847	*
Income (loss) before income taxes	205,851	(42,998)	248,849	*
Income tax benefit (provision), net	(63,047)	(6,309)	(56,738)	*
Net income (loss)	142,804	(49,307)	192,111	*
Less: Net loss (income) attributable to non-controlling interests	6,419	9,040	(2,621)	(29.0)
Net income (loss) attributable to EchoStar Corporation common stock	$149,223	$(40,267)	$189,490	*

Other data:
EBITDA (1)	$644,068	$436,870	$207,198	47.4
Subscribers, end of period	1,510,000	1,580,000	(70,000)	(4.4)
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the nine months ended September 30, 2021 and 2020.

Services and other revenue.  Services and other revenue totaled $1.3 billion for the nine months ended September 30, 2021, an increase of $42.4 million, or 3.4%, as compared to 2020. The increase was primarily attributable to increases in our Hughes segment related to sales of broadband services to our consumer customers of $41.2 million, partially offset by decreases in sales of broadband services to our enterprise customers of $1.6 million. Our Corporate and Other segment increased by $2.2 million. These variances reflect the negative impact of exchange rate fluctuations of $2.4 million, primarily attributable to our consumer customers.

Equipment revenue.  Equipment revenue totaled $192.7 million for the nine months ended September 30, 2021, an increase of $46.0 million, or 31.4%, as compared to 2020. The increase was primarily attributable to increases in hardware sales of $53.9 million to our enterprise customers, partially offset by decreases in hardware sales of $5.5 million to our mobile satellite systems customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $410.5 million for the nine months ended September 30, 2021, a decrease of $22.3 million, or 5.2%, as compared to 2020. The decrease was primarily attributable to lower costs of services provided to our consumer customers associated with customer care and field services as well as a non-recurring decrease in a certain international regulatory fee of $4.5 million.

Cost of sales - equipment. Cost of sales - equipment totaled $162.0 million for the nine months ended September 30, 2021, an increase of $46.5 million, or 40.2%, as compared to 2020. The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $341.1 million for the nine months ended September 30, 2021, a decrease of $13.3 million, or 3.8%, as compared to 2020. The decrease was primarily attributable to decreased sales and marketing expenses of $5.2 million mainly associated with our consumer customers and decreases in bad debt expense of $9.1 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $368.9 million for the nine months ended September 30, 2021, a decrease of $23.2 million, or 5.9%, as compared to 2020. The decrease was primarily attributable to (i) our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in other property and equipment depreciation expense of $1.2 million, and (iii) decreases in amortization of intangibles of $4.7 million.

Interest income, net.  Interest income, net totaled $16.9 million for the nine months ended September 30, 2021, a decrease of $16.8 million, or 49.8%, as compared to 2020, primarily attributable to decreases in the yield on our marketable investment securities and a decrease in our marketable investment securities average balance.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $79.8 million for the nine months ended September 30, 2021, a decrease of $32.6 million, or 29.0%, as compared to 2020. The decrease was primarily attributable to a decrease of $23.3 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $6.6 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $113.0 million in gains for the nine months ended September 30, 2021, an increase of $150.7 million, as compared to 2020. The change was primarily attributable to increased gains on marketable investment securities of $113.7 million in 2021 as compared to 2020, gains on other equity securities of $7.1 million in 2021, and a $29.8 million impairment loss in 2020.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $2.6 million in losses for the nine months ended September 30, 2021, a decrease in losses of $3.3 million, or 55.7%, as compared to 2020. The decrease was related to net increased earnings from our investments in our equity method investees.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $10.0 million in losses for the nine months ended September 30, 2021, as compared to $2.6 million in losses for the nine months ended September 30, 2020, a negative change of $7.4 million. The change was due to the net impact of foreign exchange fluctuations of certain currencies during the quarter.

Other, net.  Other, net totaled $12.9 million in losses for the nine months ended September 30, 2021, as compared to $0.4 million in losses for the nine months ended September 30, 2020, an increase in losses of $12.5 million. The increase was primarily attributable to a litigation expense of $16.8 million and losses from debt repurchases on our 7 5/8% Senior Unsecured Notes due 2021 of $1.9 million, partially offset by dividends received from certain marketable equity securities of $2.2 million.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(63.0) million for the nine months ended September 30, 2021, as compared to $(6.3) million for the nine months ended September 30, 2020. Our effective income tax rate was 30.6% and (14.7)% for the nine months ended September 30, 2021 and 2020, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized gains that are capital in nature and research and experimentation credits.

Net income (loss) attributable to EchoStar Corporation common stock. The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the nine months ended September 30, 2020	$(40,267)
Decrease (increase) in income tax benefit (provision), net	(56,738)
Increase (decrease) in interest income, net	(16,793)
Increase (decrease) in other, net	(12,543)
Increase (decrease) in foreign currency transaction gains (losses), net	(7,442)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,621)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	3,270
Decrease (increase) in interest expense, net of amounts capitalized	32,610
Increase (decrease) in operating income (loss), including depreciation and amortization	99,002
Increase (decrease) in gains (losses) on investments, net	150,745
Net income (loss) attributable to EchoStar Corporation for the nine months ended September 30, 2021	$149,223

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the nine months ended September 30,		Variance
	2021	2020	Amounts	%
Net income (loss)	$142,804	$(49,307)	$192,111	*
Interest income, net	(16,914)	(33,707)	16,793	(49.8)
Interest expense, net of amounts capitalized	79,848	112,458	(32,610)	(29.0)
Income tax provision (benefit), net	63,047	6,309	56,738	*
Depreciation and amortization	368,864	392,077	(23,213)	(5.9)
Net loss (income) attributable to non-controlling interests	6,419	9,040	(2,621)	(29.0)
EBITDA	$644,068	$436,870	$207,198	47.4
*    Percentage is not meaningful.

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2020	$436,870
Increase (decrease) in gains (losses) on investments, net	150,745
Increase (decrease) in operating income (loss), excluding depreciation and amortization	75,789
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	3,270
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,621)
Increase (decrease) in foreign currency transaction gains (losses), net	(7,442)
Increase (decrease) in other, net	(12,543)
EBITDA for the nine months ended September 30, 2021	$644,068

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2021
Total revenue	$1,465,073	$12,808	$9,195	$1,487,076
Capital expenditures	228,641	—	123,362	352,003
EBITDA	605,742	6,481	31,845	644,068

For the nine months ended September 30, 2020
Total revenue	$1,378,416	$13,233	$6,985	$1,398,634
Capital expenditures	263,844	41	31,156	295,041
EBITDA	531,276	5,847	(100,253)	436,870

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Hughes Segment

	For the nine months ended September 30,		Variance
	2021	2020	Amount	%
Total revenue	$1,465,073	$1,378,416	$86,657	6.3
Capital expenditures	228,641	263,844	(35,203)	(13.3)
EBITDA	605,742	531,276	74,466	14.0

Total revenue was $1.5 billion for the nine months ended September 30, 2021, an increase of $86.7 million, or 6.3%, as compared to 2020.  Services and other revenue increased primarily due to an increase of $41.2 million in sales of broadband services to our consumer customers, partially offset by decreases in sales of broadband services to our enterprise customers of $1.6 million. Equipment revenue increased primarily due to increases in hardware sales of $53.9 million to our enterprise customers, partially offset by decreases in hardware sales of $5.5 million to our mobile satellite systems customers. These variances reflect the negative impact of exchange rate fluctuations of $2.5 million.

Capital expenditures were $228.6 million for the nine months ended September 30, 2021, a decrease of $35.2 million, or 13.3%, as compared to 2020, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to our enterprise business and construction of our satellite-related ground infrastructure in preparation the our launch of EchoStar XXIV.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2020	$531,276
Increase (decrease) in operating income (loss), excluding depreciation and amortization	75,288
Increase (decrease) in other, net	4,089
Increase (decrease) in gains (losses) on investments, net	2,249
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(4)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,621)
Increase (decrease) in foreign currency transaction gains (losses), net	(4,535)
EBITDA for the nine months ended September 30, 2021	$605,742

ESS Segment

	For the nine months ended September 30,		Variance
	2021	2020	Amounts	%
Total revenue	$12,808	$13,233	$(425)	(3.2)
Capital expenditures	—	41	(41)	(100.0)
EBITDA	6,481	5,847	634	10.8

Total revenue was $12.8 million for the nine months ended September 30, 2021, a decrease of $0.4 million, or 3.2%, as compared to 2020, primarily due to a decrease in transponder services provided to third parties.

EBITDA was $6.5 million for the nine months ended September 30, 2021, an increase of $0.6 million, or 10.8%, as compared to 2020, primarily due to the recovery of a bad debt reserve.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Corporate and Other

	For the nine months ended September 30,		Variance
	2021	2020	Amounts	%
Total revenue	$9,195	$6,985	$2,210	31.6
Capital expenditures	123,362	31,156	92,206	*
EBITDA	31,845	(100,253)	132,098	*
*    Percentage is not meaningful.

Total revenue was $9.2 million for the nine months ended September 30, 2021, an increase of $2.2 million, or 31.6%, as compared to 2020, primarily due to increased services and other revenue from DISH Network.

Capital expenditures were $123.4 million for the nine months ended September 30, 2021, an increase of $92.2 million, as compared to 2020, primarily due to increases in expenditures related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2020	$(100,253)
Increase (decrease) in other, net	(16,633)
Increase (decrease) in foreign currency transaction gains (losses), net	(2,907)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(132)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	3,275
Increase (decrease) in gains (losses) on investments, net	148,495
EBITDA for the nine months ended September 30, 2021	$31,845

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

As of September 30, 2021 our cash, cash equivalents and marketable investment securities totaled $1.6 billion, of which $1.1 billion, we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

Cash Flow Activities

The following table summarizes our cash flows provided by (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	For the nine months ended September 30,		Variance
	2021	2020
Operating activities	$427,862	$365,402	$62,460
Investing activities	230,147	(1,331,246)	1,561,393
Financing activities	(1,117,377)	16,548	(1,133,925)
Effect of exchange rates on cash and cash equivalents	(3,114)	(8,348)	5,234
Net increase (decrease) in cash and cash equivalents	$(462,482)	$(957,644)	$495,162

Cash flows provided by (used for) operating activities increased by $62.5 million primarily attributable to changes in net income (loss) of $192.1 million and deferred tax provision (benefit), net of $41.5 million, partially offset by changes in gains (losses) on investments, net of $150.7 million and depreciation and amortization of $23.2 million.

Cash flows provided by (used for) investing activities increased by $1.6 billion primarily attributable to our marketable investment securities and other investments net activity and an increase in expenditures for property and equipment.

Cash flows provided by (used for) financing activities decreased by $1.1 billion primarily attributable to the repurchase and maturity of our 7 5/8% Senior Unsecured Notes due 2021 of $901.8 million and from increased treasury share repurchases of $223.5 million.

Obligations and Future Capital Requirements

Contractual Obligations

As of September 30, 2021, our satellite-related commitments were $354.6 million. These primarily include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations, and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Letters of Credit

The following table presents the components of our letters of credit as of September 30, 2021:

Amounts
Restricted cash	$17,858
Insurance bonds	4,496
Credit arrangement available to our foreign subsidiaries	31,094
Total letters of credit	$53,448

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

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”), we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. Our satellites and other payloads, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher average revenue per subscriber. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth. There can be no assurance that we will have positive cash flows from operations. Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of September 30, 2021, our total indebtedness was $1.5 billion. Refer to our Form 10-K for a discussion of the terms of our long-term debt. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements and the design and construction of our new EchoStar XXIV satellite. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets. Other aspects of our business operations may also require additional capital. We also expect to owe U.S. Federal income tax for 2021.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Stock Repurchases

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock. On November 2, 2021, our Board of Directors terminated the prior repurchase authorization effective December 31, 2021, and authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. Purchases under our repurchase authorizations may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under these authorizations and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the three and nine months ended September 30, 2021, we repurchased 2,592,885 and 9,738,051 shares of our Class A common stock for $62.4 million and $231.4 million, respectively under this program. The remaining authorization under this program was $225.2 million as of September 30, 2021.

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

INFLATION AND SUPPLY CHAIN

Inflation has not materially affected our operations during the past three years, but we are unable to predict the extent or nature of any future inflationary pressure at this time, especially considering current worldwide supply chain disruptions. We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures or contractual terms. However, we may not be able to maintain pricing levels consistent with inflationary pressure on expenses.

During 2021 there have been worldwide interruptions and delays in the supply of components, materials and parts, which may impact our ability to deliver equipment in a timely manner. These interruptions and delays could also increase the cost of our equipment which we may not be able to pass onto our customers.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of September 30, 2021, our market risk has not changed materially from those presented in our Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

The following table provides information regarding repurchases of our Class A common stock during the three months ended September 30, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
July 1 - 31	1,084,097	$22.87	1,084,097	$262,778
August 1 -31	995,713	24.61	995,713	238,268
September 1 - 30	513,075	25.54	513,075	225,159
Total	2,592,885	$24.07	2,592,885	$225,159
(1) On October 29, 2020, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2021. On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. All shares repurchased reflected in the table above have been converted to treasury shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On November 9, 2021, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended September 30, 2021. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated November 9, 2021 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2021.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)    Filed herewith.
(I)    Furnished herewith.
*    Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: November 9, 2021	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)