Form 10-K
period 2021-12-31
EchoStar CORP
filed 2022-02-24
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021.
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

As of June 30, 2021, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $976.8 million based upon the closing price of the Class A common stock as reported on the NASDAQ Global Select Market as of the close of business on that date.

As of February 15, 2022, the registrant’s outstanding common stock consisted of 38,169,758 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, future developments, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “project,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-K and represent management’s current views and assumptions based on past experience and trends, current economic and industry conditions, expected future developments and other relevant factors.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties, including the impact of the coronavirus pandemic (COVID-19), and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition both the near- and long-term.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

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
We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, satellite services and solutions for enterprise customers, which include aeronautical and government enterprises.

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The ongoing COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, medium-earth orbit (“MEO”) systems and multi-transport networks using combinations of technologies are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

We currently operate in two business segments: our Hughes segment (“Hughes segment”) and our EchoStar Satellite Services segment (“ESS segment”). These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in our Corporate and Other segment in our segment reporting.

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

In connection with the BSS Transaction, we and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. Refer to Note 19 in our Consolidated Financial Statements for further details on certain customary agreements entered into with DISH in relation to the BSS Transaction.

The BSS Transaction was structured in a manner intended to be tax-free to us and our stockholders for U.S. federal income tax purposes and was accounted for as a spin-off to our shareholders as we did not receive any consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for all periods presented in our accompanying Consolidated Financial Statements and notes thereto in Item 15 of this Form 10-K (“Consolidated Financial Statements”).

See Note 5 in our Consolidated Financial Statements for further detail of our discontinued operations.

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  All amounts reference results from continuing operations unless otherwise noted and are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted. Additionally, certain prior period amounts have been adjusted to conform to the current period presentation.

BUSINESS STRATEGIES

Capitalize on domestic and international demand for broadband services.  We intend to capitalize on the domestic and international demand for satellite-delivered broadband internet services and enterprise solutions by utilizing, among other things, our industry expertise, technology leadership with LEO and geosynchronous (“GEO”) satellite systems, increased satellite capacity, access to spectrum resources, licenses and high-quality, reliable service to drive growth in consumer subscribers and enterprise customers. In addition to satellite-based technology leadership, we continue to pursue opportunities utilizing and combining multi-transport technology solutions including 4G/LTE, 5G, fiber and cable.

Expand satellite capacity and related infrastructure.  During 2021, we continued the design and construction of a new, next-generation, high throughput geostationary satellite, with an expected launch in the fourth quarter of 2022, that is primarily intended to provide additional capacity for our HughesNet satellite internet service (the “HughesNet service”) in North, Central and South America as well as enterprise services. We expect that our expertise in the identification, acquisition and development of satellite spectrum and orbital rights and satellite operations, together with our increased satellite capacity and existing, acquired or developed infrastructure, will continue to provide opportunities in domestic and international markets to enhance services to our existing and additional customers. We intend to continue to provide services to a broad customer base, including residential, providers of satellite-delivered broadband, corporate communications and government services.

Continue to selectively explore new domestic and international strategic initiatives. We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, and acquire new customers through the use of multi-transport technologies, increase our satellite capacity, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property and strengthen our relationships with our customers. For example, our joint venture with Al Yah Satellite Communications Company PrJSC (“Yahsat”) enables us to provide satellite broadband services across Africa, the Middle East and southwest Asia. Additionally, on January 4, 2022, we formed our joint venture with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), which will enable us to combine the very small aperture terminal (“VSAT”) businesses of both companies to offer flexible and scalable enterprise networking solutions in India using satellite connectivity for primary transport, back-up and hybrid network implementation.

Continue development of S-band and other hybrid spectrum resources.  We believe we remain in a unique position to develop a hybrid mobile satellite service (“MSS”) and complementary ground component (“CGC”) network.  We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global Australia Pty Ltd (“EchoStar Global”), which holds global S-band non-geostationary satellite spectrum rights for MSS. Our third nano-satellite, launched in the second quarter of 2021, was successfully commissioned and placed at the altitude prescribed in our Australian license for the S-band frequency. We have completed the process of fulfilling the remaining requirements under the International Telecommunication Union (“ITU”) Radio Regulations of bringing the Australian filing into use. The nano-satellite will now be used to develop and test a wide range of potential S-band applications and services. We also hold licenses for S-band MSS and terrestrial services in Mexico.

Develop improved and new technologies.  Our engineering capabilities provide us with the opportunity to develop and deploy cutting edge technologies, license our technologies to others and maintain a leading technological position in the industries in which we are active.

BUSINESS SEGMENTS

HUGHES SEGMENT

Our Products and Services

Our Hughes segment is an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

Our Hughes segment incorporates advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through advanced and proprietary methodologies, technologies, software and techniques, we continue to improve the efficiency of our networks.  We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.

Our Hughes segment continues to focus our efforts on optimizing financial returns of our existing satellites while planning for new satellite capacity to be launched, leased or acquired. In addition, we are also pursuing wireline and wireless capacity to utilize in markets that include residential, community WiFi, backhaul, and other enterprise broadband and multi-transport services. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of both our enterprise and consumer businesses rely heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

Our Hughes segment currently uses capacity from our owned and leased satellites, including additional satellite capacity leased from third-party providers to provide services to our customers. We also use other multi-transport capacity that includes cable, fiber, 5G, and 4G/LTE. Growth of our consumer subscriber base in the U.S. continues to be constrained where we are nearing or have reached maximum capacity in most areas. Our Latin America consumer subscriber base in certain areas has also become capacity constrained. These constraints are not expected to be resolved until we acquire additional capacity.

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

In May 2019, we entered into an agreement with Bharti, pursuant to which Bharti will contribute its VSAT telecommunications services and hardware business in India to our two existing Indian subsidiaries that conduct our VSAT services and hardware business. On January 4, 2022, the formation of this joint venture was announced, with Bharti obtaining a 33% ownership interest in the combined business. The joint venture combines the VSAT businesses of both companies to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation.

In August 2017, we entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as enterprise broadband services. The EchoStar XXIV satellite is expected to be launched in the fourth quarter of 2022. Further delays or impediments could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other segment in our segment reporting.

Our Customers

Our enterprise customers include, but are not limited to, lottery agencies, gas station operators, aircraft connectivity providers and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies. Most of our enterprise customers have contracts with us for the services they purchase. Our Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems and provides satellite ground segment systems and terminals for other satellite systems, including mobile system operators. Developments toward the launch of next-generation satellite systems, including LEO, MEO and geostationary systems, as well as other multi-transport technologies, could provide additional opportunities to drive the demand for our equipment, hardware, technology and services.

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

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber, cable, and wireless internet service providers offering competitive services in the markets we seek to serve.  Cost, speed and accessibility are key determining factors in the selection of a service provider by the consumer.  In addition, government subsidies, such as the Federal Communication Commission’s (“FCC”) Rural Development Opportunity Fund can have the effect of subsidizing the growth of our wired, wireless and satellite competitors. Our primary satellite competitor in our North American consumer market is ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”).  ViaSat has also announced plans to enter the South and Central American consumer markets. Starlink has begun offering competing services in the markets we serve and it may become a significant competitor in the future.  We seek to differentiate ourselves based on the ubiquitous availability of our service, quality, proprietary technology, and distribution channels.

In our enterprise markets, we compete against providers of satellite-based and terrestrial-based networks, including fiber, cable, wireless internet service, multiprotocol label switching and internet protocol-based virtual private networks.

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

OUR SATELLITE FLEET

As of December 31, 2021, our satellite fleet consisted of ten GEO satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. Our owned S-band LEO nano-satellites are not included in the table below.

The following table presents our GEO satellite fleet as of December 31, 2021:

GEO Satellite	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	10
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
Al Yah 3 (2)	Hughes	January 2018	20 W	7
EchoStar IX (3) (4)	ESS	August 2003	121 W	12
EUTELSAT 10A (“W2A”) (5)	Corporate and Other	April 2009	10 E	-
EchoStar XXI	Corporate and Other	June 2017	10.25 E	15

Finance leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
EchoStar 105/SES-11	ESS	October 2017	105 W	15
(1)    Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. (“Hughes Communications”) and its subsidiaries (the “Hughes Acquisition”).
(2) Upon consummation of our joint venture with Yahsat in Brazil in November 2019, we acquired the Brazilian Ka-band payload on this satellite. Depreciable life represents the remaining useful life as of November 2019.
(3)    We own the Ka-band and Ku-band payloads on this satellite.
(4)    EchoStar IX is approaching its end of station-kept life. The Company expects to place the satellite in an inclined-orbit in the fourth quarter of 2022 or first quarter of 2023, but this ability is dependent upon events beyond our control and may not occur on schedule if at all. Inclined-orbit will extend its life but impact revenue generating capabilities.
(5)    We acquired the S-band payload on this satellite in December 2013. Prior to acquisition, the S-band payload experienced an anomaly at the time of launch and, as a result, is not fully operational.

Our EchoStar XXIV satellite is included in construction in progress as of December 31, 2021. The satellite is expected to be launched in the fourth quarter of 2022.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2021. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. Our satellites and other payloads, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

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

GOVERNMENT REGULATIONS

We are subject to telecommunications regulation by a number of regulatory bodies including the FCC, other U.S. federal and state regulators, the ITU and regulators in other countries and regions where we hold licenses including the E.U., the U.K., India, Australia and several Latin American countries. In addition, we are also subject to the export control laws and regulations and trade sanctions laws and regulations of the U.S. and other countries with respect to the export of telecommunications equipment and services.  In addition, in the U.S. and some other countries we are subject to country specific approvals of our products. Depending upon the circumstances, non-compliance with applicable legislation or regulations could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

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

Costs incurred in research and development activities are generally expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in Cost of sales - equipment in the Consolidated Statements of Operations in our Consolidated Financial Statements.

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2021, 2020 and 2019, see Note 22 in our Consolidated Financial Statements.  See Item 1A. Risk Factors for information regarding risks related to our foreign operations.

HUMAN CAPITAL RESOURCES

Our Human Capital

As of December 31, 2021, we had approximately 2,500 employees globally; of which approximately 1,900 were located in the U.S. and 600 internationally. We generally consider relations with our employees to be good. Other than approximately 200 of our employees located in Italy and Brazil, none are represented by a union. Our mission is to be a global connectivity provider for people, enterprises and things.

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

Worker Health and Safety

Our commitment is to provide a safe, healthy and reliable workplace. We provide access to a variety of innovative, flexible, and convenient health and wellness programs. Due to the COVID-19 pandemic, we have a taken a number of steps to prioritize health and safety of our employees including but not limited to: limiting visitor site access to business-essential purposes; introducing screening checks at certain sites where needed and mandated; and enabling employees to work from home as required or appropriate. Out of an abundance of caution for the health of our employees and to support local government initiatives to stem the spread of the virus, we implemented several precautions at various sites around the world at all times in compliance with local government requirements and Centers for Disease Control and Prevention (CDC) guidelines. For the employees coming in to the physical offices, we implemented enhanced safety and security procedures in accordance with state, local, federal and CDC recommendations.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K.

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such and each executive officer’s business experience during at least the past five years:

Name	Age	Position
Charles W. Ergen	68	Chairman
Michael T. Dugan	73	Chief Executive Officer, President and Director
David J. Rayner	64	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
Anders N. Johnson	64	Chief Strategy Officer and President, EchoStar Satellite Services L.L.C.
Pradman P. Kaul	75	President, Hughes Communications and Director
Dean A. Manson	55	Executive Vice President, General Counsel and Secretary

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

Dean A. Manson.  Mr. Manson has served as our Executive Vice President, General Counsel and Secretary since November 2011 and is responsible for all our legal, government affairs and corporate information security. Mr. Manson joined our subsidiary Hughes Network Systems, LLC in 2000 from the law firm of Milbank, Tweed, Hadley & McCloy LLP, where he focused on international project finance and corporate transactions and was appointed General Counsel in 2004.

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

The effects of the COVID-19 pandemic have disrupted our and our customers’, suppliers’, vendors’ and other business partners’ and investees’ businesses, and have delayed the manufacture and deployment of our satellites, specifically our EchoStar XXIV satellite. Disruption to our vendors’ and suppliers’ businesses could adversely impact our supply chain. Additionally, some regulatory bodies have reduced activities and/or temporarily closed their offices which may materially delay the review and/or approval of licenses or authorizations we need to operate our business. We cannot currently estimate or determine the final magnitude of these impacts.

Additionally, many of our subscribers are working remotely or engaging in distance learning. These activities have increased the usage on our HughesNet service so that there is little or no capacity remaining for subscriber growth in our most popular geographic areas. This limitation on capacity has resulted in our subscribers experiencing slower speeds, which, in turn, has resulted in higher churn.

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

We have made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may have insufficient revenue to cover our satellite capacity costs. On the other hand, we may not have sufficient satellite capacity available to meet increases in demand and we may not be able to quickly or easily adjust our capacity to such changes in demand.  At present, until the launch and operation of additional satellites that our systems can utilize, there is limited additional capacity in North America and in certain areas of Latin America, including within our own fleet of satellites, which could materially and adversely affect our ability to provide services to customers and grow our revenue and business.  Our business could be adversely affected if we are not able to renew our capacity leases at economically viable rates, or if sufficient capacity is not available to us.

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

Our dependence upon third-party providers causes certain risks to our business, including the following:

•Components.  A limited number of suppliers manufacture, and in some cases a single supplier manufactures, some of the key components required to build our products. We do not generally maintain long-term agreements with our suppliers or subcontractors for our products. If we change or lose suppliers, we could experience a delay in manufacturing our products. In addition, if either our current suppliers or any new suppliers increase prices beyond what we currently pay, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers.
•Commodity Price Risk.  Fluctuations in pricing of raw materials can affect our product costs and we may not be able to pass on the increased costs to our customers. Additionally, we are seeing increasing inflationary price pressure and where we have fixed-price customer contracts, we may have to absorb the increased costs.
•Manufacturing.  While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a significant portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner or at all, our business could be adversely impacted.
•Installation, customer support, and other services.  Some of our products and services utilize a network of third-party service providers. The costs incurred for these services may increase due to a shortage of experienced workers and higher salaries required to recruit and retain a skilled third-party workforce.  A decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win and retain customers. In addition, if the agreements for the provision of these services are terminated or not renewed, we could face difficulties replacing these service providers.

Our foreign operations and investments expose us to risks and restrictions not present in our domestic operations.

Our sales outside the U.S. accounted for 21.4%, 19.6% and 20.4% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively.  We expect our foreign operations to represent a significant and growing portion of our business.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

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

As of December 31, 2021, our total indebtedness was $1.5 billion.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the development, design, acquisition and construction of new satellites, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all.

Covenants in our indentures restrict our business in many ways.

The indentures governing the Hughes Satellite Systems Corporation (“HSSC”) 5.250% Senior Secured Notes due August 1, 2026 and 6.625% Senior Unsecured Notes due August 1, 2026 contain various covenants, subject to certain exceptions, that limit HSSC’s ability and/or certain of its subsidiaries’ ability to, among other things:

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

Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites and the satellites of other operators. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. We may not be able to prevent or mitigate the impacts of anomalies in the future.

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

Our satellites under construction, including the EchoStar XXIV satellite, are subject to risks related to construction, technology, regulations and launch that could limit our ability to utilize these satellites, increase costs and adversely affect our business.

Satellite construction and launch are subject to significant risks, including manufacturing and delivery delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. For example, we have seen delays in the delivery calendar for EchoStar XXIV. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites, and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time, and to obtain other launch opportunities. Such significant delays have and could in the future materially affect our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. In addition, we may not be able to obtain launch insurance on reasonable economic terms or at all. If we do obtain launch insurance, it may not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a launch failure or significant degradation.

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

The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems are vulnerable to damage, intrusion, or disruption from criminal and/or terrorist attacks, natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, pandemics like COVID-19 and power loss, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing, or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems.

Our international businesses expose us to additional risks that could harm our business.

Our international operations continue to grow. In addition to risks described elsewhere in this segment, our international businesses expose us to other risks, including but not limited to the following:

•Data privacy and security concerns relating to our technology and our practices could damage our reputation, cause us to incur significant liability, and deter current and potential users or customers from using our products and services.
•Software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure of our user data which could harm our business reputation.
•Concerns about our practices about the collection, use, disclosure, or security of personal information or other data-privacy-related matters, even if unsubstantiated, could harm our reputation and financial condition. Our policies and practices may change over time as expectations regarding privacy and data change.

We experience cyber-attacks and other attempts to gain unauthorized access to our systems on a consistent basis.

We have experienced, and may experience in the future, security issues, whether due to insider error or malfeasance or system errors or vulnerabilities in our or our 3rd parties’ systems, which could result in substantial legal and financial exposure, government inquiries and enforcement actions, litigation, and unfavorable media coverage. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures. Attacks and security issues could also compromise trade secrets and other sensitive information.

Our ongoing investments in security will likely continue to identify new vulnerabilities within our services and products.

In addition to our efforts to mitigate cyber-attacks, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control such as natural disasters or pandemic (including COVID-19), and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may negatively affect user and customer trust, harm our reputation and brands, and adversely affect our business and financial results. Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention, and lead to enhanced regulatory oversight.

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

Charles W. Ergen, our Chairman, beneficially owns approximately 58% of our total equity securities (assuming conversion of the Class B common stock beneficially owned by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 15, 2022) and beneficially owns approximately 93% of the total voting power of all classes of shares (assuming no conversion of any Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 15, 2022).  Through his beneficial ownership of our equity securities, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the NASDAQ listing rules and, therefore, are not subject to NASDAQ requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

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

As discussed above, Mr. Ergen beneficially owns approximately 58% of our total equity securities and approximately 93% of the total voting power of all classes of shares and such ownership may make it impractical for any third party to obtain control of us.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to Hughes segment and ESS segment and to Corporate and Other segment as of December 31, 2021.  We operate various facilities in the United States and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location	Segment(s)	Function
Owned:
Englewood, Colorado	ESS/Corporate and Other	Corporate headquarters and ESS operations
Germantown, Maryland	Hughes	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Griesheim, Germany	Hughes/Corporate and Other	Shared hub, operations, administrative offices and warehouse

Leased:
Gilbert, Arizona	Hughes	Gateways
San Diego, California	Hughes	Engineering and sales offices
Englewood, Colorado	Hughes	Gateways and equipment
Gaithersburg, Maryland	Hughes	Manufacturing and testing facilities and logistics offices
Gaithersburg, Maryland	Hughes	Engineering and administrative offices
Southfield, Michigan	Hughes	Shared hub and regional network management center
Las Vegas, Nevada	Hughes	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Cheyenne, Wyoming	Hughes/ESS	Gateways, equipment and ESS operations
Barueri, Brazil	Hughes	Shared hub
Sao Paulo, Brazil	Hughes	Hughes Brazil corporate headquarters, sales offices and warehouse
Bangalore, India	Hughes	Engineering office and office space
Gurgaon, India	Hughes	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Hughes Europe corporate headquarters and operations

ITEM 3.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 21 in our Consolidated Financial Statements.

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

Holders.  As of February 15, 2022, there were 38,169,758 shares of our Class A common stock outstanding held by 7,558 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 15, 2022, there were 47,687,039 shares of our Class B common stock outstanding, of which 9,948,283 shares were held by Charles W. Ergen, our Chairman and 37,738,756 shares were held in trusts and entities established for the benefit of Mr. Ergen’s family.  There is currently no established trading market for our Class B common stock.

Dividends.  We have not paid any cash dividends on our common stock in the past two years.  We currently do not intend to declare dividends on our common stock.  Payment of any future dividends will depend upon our earnings, capital requirements, contractual restrictions and other factors the board of directors considers appropriate.  We currently intend to retain our earnings, if any, to support operations, future growth and expansion, although we have repurchased and may, in the future, repurchase shares of our common stock from time to time.  Our ability to declare dividends is affected by the covenants in our subsidiary HSSC’s indentures. See further discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.  See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2021. On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. Purchases under our repurchase authorizations may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under these authorizations and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the year ended December 31, 2021, we repurchased 10,941,872 shares of our Class A common stock.

The following table provides information regarding repurchases of our Class A common stock during the three months ended December 31, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
October 1 - 31	772,054	$24.91	772,054	$205,922
November 1 - 30	167,452	25.22	167,452	201,697
December 1 - 31	264,315	25.58	264,315	194,933
Total	1,203,821	$25.10	1,203,821	$194,933
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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) should be read in conjunction with our Consolidated Financial Statements.  This Management’s Discussion and Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s Discussion and Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See Disclosure Regarding Forward-Looking Statements in this Form 10-K for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see Item 1A. Risk Factors of this Form 10-K.  Further, such forward-looking statements speak only as of the date of this Form 10-K and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, satellite services and solutions for enterprise customers, which include aeronautical and government enterprises.

We currently operate in two business segments:  Hughes segment and ESS segment. These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our CODM, who is the Company’s Chief Executive Officer.

Our operations include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in our Corporate and Other segment in our segment reporting.

In September 2019, pursuant to the Master Transaction Agreement with DISH and the Merger Sub, we completed the BSS Transaction.

In connection with the BSS Transaction, we and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. Refer to Note 19 in our Consolidated Financial Statements for further details on certain customary agreements entered into with DISH in relation to the BSS Transaction.

The BSS Transaction was structured in a manner intended to be tax-free to us and our stockholders for U.S. federal income tax purposes and was accounted for as a spin-off to our shareholders as we did not receive any consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the year ended December 31, 2019 in our Consolidated Financial Statements. See Note 5 in our Consolidated Financial Statements for further discussion of our discontinued operations.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Year Ended December 31, 2021:

• Revenue of $2.0 billion
•Operating income of $217.0 million
•Net income of $62.7 million

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
•Net income attributable to EchoStar common stock of $72.9 million and basic and diluted earnings per share of common stock of $0.81
•Earnings before interest, taxes, depreciation and amortization, net income (loss) from discontinued operations and net income (loss) attributable to non-controlling interests (“EBITDA”) of $702.5 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of December 31, 2021:

•Total assets of $6.0 billion
•Total liabilities of $2.6 billion
•Total stockholders’ equity of $3.4 billion
•Cash and cash equivalents and marketable investment securities of $1.5 billion

Hughes Segment

Our Hughes segment is an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

Our Hughes segment incorporates advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through advanced and proprietary methodologies, technologies, software and techniques, we continue to improve the efficiency of our networks.  We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.

Our Hughes segment continues to focus our efforts on optimizing financial returns of our existing satellites while planning for new satellite capacity to be launched, leased or acquired. In addition, we are also pursuing wireline and wireless capacity to utilize in markets that include residential, community WiFi, backhaul, and other enterprise broadband and multi-transport services. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our ARPU. Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of both our enterprise and consumer businesses rely heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

Our Hughes segment currently uses capacity from our owned and leased satellites, including additional satellite capacity leased from third-party providers to provide services to our customers. We also use other multi-transport capacity that includes cable, fiber, 5G, and 4G/LTE. Growth of our consumer subscriber base in the U.S. continues to be constrained where we are nearing or have reached maximum capacity in most areas. Our Latin America consumer subscriber base in certain areas has also become capacity constrained. These constraints are not expected to be resolved until we acquire additional capacity.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
In May 2019, we entered into an agreement with Bharti, pursuant to which Bharti will contribute its VSAT telecommunications services and hardware business in India to our two existing Indian subsidiaries that conduct our VSAT services and hardware business. On January 4, 2022, the formation of this joint venture was announced, with Bharti obtaining a 33% ownership interest in the combined business. The joint venture combines the VSAT businesses of both companies to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation.

In August 2017, we entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as enterprise broadband services. The EchoStar XXIV satellite is expected to be launched in the fourth quarter of 2022. Further delays or impediments could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in our Corporate and Other segment in our segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of December 31,
	2021	2020	2019
United States	1,090,000	1,189,000	1,239,000
Latin America	372,000	375,000	238,000
Total broadband subscribers	1,462,000	1,564,000	1,477,000

The following table presents the approximate number of net subscriber additions for each quarter in 2021:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
United States	(30,000)	(24,000)	(20,000)	(25,000)
Latin America	(18,000)	(8,000)	9,000	14,000
Total net subscriber additions	(48,000)	(32,000)	(11,000)	(11,000)

Our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. Balancing of total subscribers relative to capacity utilization in the fourth quarter resulted in lower total subscribers. During the fourth quarter, the lower net subscribers were due to both lower gross additions and higher churn as compared to the third quarter.

Our Latin America consumer subscriber base in certain areas, similar to the U.S., has also become capacity constrained. Continued high bandwidth demand in certain areas has resulted in managing subscriber growth, and similar to the U.S. we are balancing capacity utilization with subscriber levels in the impacted areas which resulted in lower total subscribers. During the fourth quarter, the lower net subscribers were due to both lower gross additions and higher churn as compared to the third quarter.

As of December 31, 2021 and 2020, our Hughes segment had $1.4 billion and $1.3 billion of contracted revenue backlog, respectively. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue. Our contracted revenue backlog as of December 31, 2021 changed primarily due to an increase in contracts from our international customers. Of the total Hughes segment contracted revenue backlog as of December 31, 2021, we expect to recognize $506.1 million of revenue in 2022.

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

As of December 31, 2021 and 2020, our ESS segment had contracted revenue backlog of $10.4 million and $6.7 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue. Our contracted revenue backlog as of December 31, 2021, changed due to an increase in satellite service contracts with existing and new customers. Of the total ESS segment contracted revenue backlog as of December 31, 2021, we expect to recognize $5.9 million of revenue in 2022.

Other Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The ongoing COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, LEO networks, MEO systems and multi-transport networks using combinations of technologies are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

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

S-Band Strategy

We continue to explore the development and deployment of S-band technologies that we expect will reduce the cost of satellite communications for internet of things, machine-to-machine communications, public protection, disaster relief and other end-to-end services worldwide and the integration of our products and services into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. We believe we remain in a unique position to develop a hybrid MSS and CGC network in the E.U., the U.K. and other European countries, including through the use of our EchoStar XXI satellite, which was placed into service in November 2017, and the EUTELSAT 10A payload.  We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global which holds global S-band non-geostationary satellite spectrum rights for MSS. Additionally, we entered into a contract with Tyvak Nano-Satellite Systems, Inc. for the design and construction of S-band nano-satellites. We launched two nano-satellites in the third quarter of 2020. Following launch, both nano-satellites experienced technical anomalies that precluded them from fulfilling their intended regulatory milestone missions. We obtained milestone relief due to these force majeure events. In the second quarter of 2021, we launched our third nano-satellite. The nano-satellite was successfully commissioned

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
and placed at the altitude prescribed in our license for the S-band frequency. We have completed the process of fulfilling the remaining requirements under the ITU Radio Regulations of bringing the Australian filing into use. The nano-satellite will now be used to develop and test a wide range of potential S-band applications and services. We also hold licenses for S-band MSS and terrestrial services in Mexico.

Cybersecurity

We and the third parties whom we work with face a constantly evolving landscape of cybersecurity threats in which hackers and other parties use complex assortments of techniques and methods to execute cyberattacks. Cybersecurity incidents have increased significantly in quantity and severity and are expected to continue to increase. In addition to our efforts to mitigate cyber-attacks, we are making investments to alleviate the potential impact to our products. As a result of these efforts, we could discover new vulnerabilities within our products and systems. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control. In addition, our IT systems and infrastructure are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious acts, human errors and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the year ended December 31, 2021 and through February 24, 2022. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table presents our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020:

	For the years ended December 31,		Variance
Statements of Operations Data (1)	2021	2020	Amount	%
Revenue:
Services and other revenue	$1,715,287	$1,682,304	$32,983	2.0
Equipment revenue	270,433	205,603	64,830	31.5
Total revenue	1,985,720	1,887,907	97,813	5.2
Costs and expenses:
Cost of sales - services and other	551,679	577,943	(26,264)	(4.5)
% of total services and other revenue	32.2%	34.4%
Cost of sales - equipment	231,975	166,435	65,540	39.4
% of total equipment revenue	85.8%	80.9%
Selling, general and administrative expenses	461,705	474,912	(13,207)	(2.8)
% of total revenue	23.3%	25.2%
Research and development expenses	31,777	29,448	2,329	7.9
% of total revenue	1.6%	1.6%
Depreciation and amortization	491,329	525,011	(33,682)	(6.4)
Impairment of long-lived assets	245	1,685	(1,440)	(85.5)
Total costs and expenses	1,768,710	1,775,434	(6,724)	(0.4)
Operating income (loss)	217,010	112,473	104,537	92.9
Other income (expense):
Interest income, net	22,801	39,982	(17,181)	(43.0)
Interest expense, net of amounts capitalized	(95,512)	(147,927)	52,415	(35.4)
Gains (losses) on investments, net	69,531	(31,306)	100,837	*
Equity in earnings (losses) of unconsolidated affiliates, net	(5,170)	(7,267)	2,097	(28.9)
Foreign currency transaction gains (losses), net	(12,613)	6,015	(18,628)	*
Other-than-temporary impairment losses on equity method investments	(55,266)	—	(55,266)	*
Other, net	(12,434)	195	(12,629)	*
Total other income (expense), net	(88,663)	(140,308)	51,645	(36.8)
Income (loss) before income taxes	128,347	(27,835)	156,182	*
Income tax benefit (provision), net	(65,626)	(24,069)	(41,557)	*
Net income (loss)	62,721	(51,904)	114,625	*
Less: Net loss (income) attributable to non-controlling interests	10,154	11,754	(1,600)	(13.6)
Net income (loss) attributable to EchoStar Corporation common stock	$72,875	$(40,150)	$113,025	*

Other data:
EBITDA (2)	$702,541	$616,875	$85,666	13.9
Subscribers, end of period	1,462,000	1,564,000	(102,000)	(6.5)
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the years ended December 31, 2021 and 2020.

Services and other revenue.  Services and other revenue totaled $1.7 billion for the year ended December 31, 2021, an increase of $33.0 million, or 2.0%, as compared to 2020.  The increase was primarily attributable to our Hughes segment related to higher sales of broadband services to our consumer customers of $27.8 million and to our mobile satellite system customers of $1.4 million. Sales of broadband services to our enterprise customers remained flat compared to 2020. Our Corporate and Other segment increased by $2.1 million. These variances reflect the negative impact of exchange rate fluctuations of $4.6 million, primarily attributable to our consumer customers.

Equipment revenue.  Equipment revenue totaled $270.4 million for the year ended December 31, 2021, an increase of $64.8 million, or 31.5%, as compared to 2020.  The increase was primarily attributable to increases in hardware sales of $76.7 million to our enterprise customers, partially offset by decreases in hardware sales to our mobile satellite system customers of $8.0 million and to our consumer customers of $3.9 million.

Cost of sales - services and other.  Cost of sales - services and other totaled $551.7 million for the year ended December 31, 2021, a decrease of $26.3 million, or 4.5%, as compared to 2020. The decrease was attributable to lower costs of services provided to our consumer customers associated with customer care and field services as well as a non-recurring decrease in a certain international regulatory fee of $4.5 million.

Cost of sales - equipment.  Cost of sales - equipment totaled $232.0 million for the year ended December 31, 2021, an increase of $65.5 million, or 39.4%, as compared to 2020. The increase was primarily attributable to the corresponding increase in equipment revenue and product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $461.7 million for the year ended December 31, 2021, a decrease of $13.2 million, or 2.8%, as compared to 2020. The decrease was primarily attributable to decreases in bad debt expense of $4.7 million and decreases in other selling, general and administrative expenses of $7.1 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $491.3 million for the year ended December 31, 2021, a decrease of $33.7 million, or 6.4%, as compared to 2020.  The decrease was primarily attributable to (i) decreases in our satellite depreciation of $27.1 million, mainly related to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in amortization of intangibles of $6.5 million, and (iii) decreases in other property and equipment depreciation expense of $2.9 million.

Impairment of long-lived assets. Impairment of long-lived assets totaled $0.2 million for the year ended December 31, 2021, a decrease of $1.4 million, or 85.5%, as compared to 2020. The decrease was primarily attributable to an impairment loss related to our nano-satellites which experienced technical anomalies following launch in 2020.

Interest income, net.  Interest income, net totaled $22.8 million for the year ended December 31, 2021, a decrease of $17.2 million, or 43.0%, as compared to 2020, primarily attributable to decreases in the yield on our marketable investment securities and a decrease in our marketable investment securities average balance.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized, totaled $95.5 million for the year ended December 31, 2021, a decrease of $52.4 million, or 35.4%, as compared to 2020.  The decrease was primarily attributable to a decrease of $41.4 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $9.8 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $69.5 million in gains for the year ended December 31, 2021, an increase of $100.8 million, as compared to 2020. The change was primarily attributable to increased gains on marketable investment securities of $ 63.7 million in 2021 as compared to 2020, gains on other equity securities of $7.1 million in 2021 and a $29.8 million impairment loss in 2020.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $5.2 million in losses for the year ended December 31, 2021, a decrease in losses of $2.1 million, or 28.9%, as compared to 2020. The decrease was related to net increased earnings from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $12.6 million in losses for the year ended December 31, 2021, as compared to $6.0 million in gains for the year ended December 31, 2020, a negative change of $18.6 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the year.

Other-than-temporary impairment losses on equity method investments. Other-than-temporary impairment losses on equity method investments was $55.3 million for the year ended December 31, 2021, related to the impairment of our investment in Dish Mexico. Given changing market trends, conditions, and company-specific events, we concluded that our investment in Dish Mexico was not recoverable.

Other, net.  Other, net totaled $12.4 million in losses for the year ended December 31, 2021, as compared to $0.2 million in gains for the year ended December 31, 2020, an increase in losses of $12.6 million. The increase was primarily attributable to a litigation expense of $16.8 million and losses from debt repurchases on our 7 5/8% Senior Unsecured Notes due 2021 of $1.9 million, partially offset by dividends received from certain marketable equity securities of $2.5 million.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(65.6) million for the year ended December 31, 2021, as compared to $(24.1) million for the year ended December 31, 2020. Our effective income tax rate was 51.1% and (86.5)% for the years ended December 31, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2021 were primarily due to certain foreign losses and impairments where the Company carries a full valuation allowance, and the impact of state and local taxes. The variations in our current year effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences, and by the impact of state and local taxes, partially offset by the change in net losses that are capital in nature and research and experimentation credits.

Net income (loss) attributable to EchoStar Corporation common stock.  The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the year ended December 31, 2020	$(40,150)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(55,266)
Decrease (increase) in income tax benefit (provision), net	(41,557)
Increase (decrease) in foreign currency transaction gains (losses), net	(18,628)
Increase (decrease) in interest income, net	(17,181)
Increase (decrease) in other, net	(12,629)
Increase (decrease) in net income (loss) attributable to non-controlling interest	(1,600)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,097
Decrease (increase) in interest expense, net of amounts capitalized	52,415
Increase (decrease) in gains (losses) on investments, net	100,837
Increase (decrease) in operating income (loss), including depreciation and amortization	104,537
Net income (loss) attributable to EchoStar Corporation for the year ended December 31, 2021	$72,875

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the years ended December 31,		Variance
	2021	2020	Amount	%
Net income (loss)	$62,721	$(51,904)	$114,625	*
Interest income, net	(22,801)	(39,982)	17,181	(43.0)
Interest expense, net of amounts capitalized	95,512	147,927	(52,415)	(35.4)
Income tax provision (benefit), net	65,626	24,069	41,557	*
Depreciation and amortization	491,329	525,011	(33,682)	(6.4)
Net loss (income) attributable to non-controlling interests	10,154	11,754	(1,600)	(13.6)
EBITDA	$702,541	$616,875	$85,666	13.9
*    Percentage is not meaningful

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the year ended December 31, 2020	$616,875
Increase (decrease) in gains (losses) on investments, net	100,837
Increase (decrease) in operating income (loss), excluding depreciation and amortization	70,855
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,097
Decrease (increase) in net loss (income) attributable to non-controlling interests	(1,600)
Increase (decrease) in other, net	(12,629)
Increase (decrease) in foreign currency transaction gains (losses), net	(18,628)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(55,266)
EBITDA for the year ended December 31, 2021	$702,541

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the year ended December 31, 2021, as compared to the year ended December 31, 2020:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2021
Total revenue	$1,956,226	$17,679	$11,815	$1,985,720
Capital expenditures	296,303	—	142,127	438,430
EBITDA	781,824	9,185	(88,468)	702,541

For the year ended December 31, 2020
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907
Capital expenditures	355,197	41	53,560	408,798
EBITDA	727,608	7,873	(118,606)	616,875

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Hughes Segment

	For the years ended December 31,		Variance
	2021	2020	Amount	%
Total revenue	$1,956,226	$1,860,834	$95,392	5.1
Capital expenditures	296,303	355,197	(58,894)	(16.6)
EBITDA	781,824	727,608	54,216	7.5

Total revenue was $2.0 billion for the year ended December 31, 2021, an increase of $95.4 million, or 5.1%, as compared to 2020.  Services and other revenue increased primarily due to increases in sales of broadband services to our consumer customers of $27.8 million and to our mobile satellite system customers of $1.4 million. Sales of broadband services to our enterprise customers remained flat compared to 2020. Equipment revenue increased primarily due to increases in hardware sales of $76.7 million to our enterprise customers, partially offset by decreases in hardware sales to our mobile satellite system customers of $8.0 million and to our consumer customers of $ 3.9 million. These variances reflect the negative impact of exchange rate fluctuations of $4.7 million.

Capital expenditures were $296.3 million for the year ended December 31, 2021, a decrease of $58.9 million, or 16.6%, as compared to 2020, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to our enterprise business and construction of our satellite-related ground infrastructure in preparation of the launch of EchoStar XXIV.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the year ended December 31, 2020	$727,608
Increase (decrease) in operating income (loss), excluding depreciation and amortization	65,216
Increase (decrease) in other, net	3,658
Increase (decrease) in gains (losses) on investments, net	2,249
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(229)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(1,600)
Increase (decrease) in foreign currency transaction gains (losses), net	(15,078)
EBITDA for the year ended December 31, 2021	$781,824

ESS Segment

	For the years ended December 31,		Variance
	2021	2020	Amount	%
Total revenue	$17,679	$17,398	$281	1.6
Capital expenditures	—	41	(41)	(100.0)
EBITDA	9,185	7,873	1,312	16.7

Total revenue was $17.7 million for the year ended December 31, 2021, which is primarily flat compared to 2020.

EBITDA was $9.2 million for the year ended December 31, 2021, an increase of $1.3 million, or 16.7%, as compared to 2020, primarily due to the recovery of a bad debt reserve.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Corporate and Other Segment

	For the years ended December 31,		Variance
	2021	2020	Amount	%
Total revenue	$11,815	$9,675	$2,140	22.1
Capital expenditures	142,127	53,560	88,567	*
EBITDA	(88,468)	(118,606)	30,138	(25.4)
*    Percentage is not meaningful.

Total revenue was $11.8 million for the year ended December 31, 2021, an increase of $2.1 million, or 22.1%, as compared to 2020, primarily due to increased services and other revenue from DISH Network.

Capital expenditures were $142.1 million for the year ended December 31, 2021, an increase of $88.6 million, as compared to 2020, primarily due to increases in expenditures related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the year ended December 31, 2020	$(118,606)
Increase (decrease) in gains (losses) on investments, net	98,588
Increase (decrease) in operating income (loss), excluding depreciation and amortization	4,353
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,326
Increase (decrease) in foreign currency transaction gains (losses), net	(3,672)
Increase (decrease) in other, net	(16,191)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(55,266)
EBITDA for the year ended December 31, 2021	$(88,468)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table presents our consolidated results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019:

	For the years ended December 31,		Variance
Statements of Operations Data (1)	2020	2019	Amount	%
Revenue:
Services and other revenue	$1,682,304	$1,619,271	$63,033	3.9
Equipment revenue	205,603	266,810	(61,207)	(22.9)
Total revenue	1,887,907	1,886,081	1,826	0.1
Costs and expenses:
Cost of sales - services and other	577,943	561,353	16,590	3.0
% of total services and other revenue	34.4%	34.7%
Cost of sales - equipment	166,435	226,002	(59,567)	(26.4)
% of total equipment revenue	80.9%	84.7%
Selling, general and administrative expenses	474,912	509,145	(34,233)	(6.7)
% of total revenue	25.2%	27.0%
Research and development expenses	29,448	25,739	3,709	14.4
% of total revenue	1.6%	1.4%
Depreciation and amortization	525,011	490,765	34,246	7.0
Impairment of long-lived assets	1,685	—	1,685	*
Total costs and expenses	1,775,434	1,813,004	(37,570)	(2.1)
Operating income (loss)	112,473	73,077	39,396	53.9
Other income (expense):
Interest income, net	39,982	82,352	(42,370)	(51.4)
Interest expense, net of amounts capitalized	(147,927)	(251,016)	103,089	(41.1)
Gains (losses) on investments, net	(31,306)	28,912	(60,218)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(7,267)	(14,734)	7,467	(50.7)
Foreign currency transaction gains (losses), net	6,015	(11,590)	17,605	*
Other, net	195	(166)	361	*
Total other income (expense), net	(140,308)	(166,242)	25,934	(15.6)
Income (loss) from continuing operations before income taxes	(27,835)	(93,165)	65,330	(70.1)
Income tax benefit (provision), net	(24,069)	(20,488)	(3,581)	17.5
Net income (loss) from continuing operations	(51,904)	(113,653)	61,749	(54.3)
Net income (loss) from discontinued operations	—	39,401	(39,401)	(100.0)
Net income (loss)	(51,904)	(74,252)	22,348	(30.1)
Less: Net loss (income) attributable to non-controlling interests	11,754	11,335	419	3.7
Net income (loss) attributable to EchoStar Corporation common stock	$(40,150)	$(62,917)	$22,767	(36.2)

Other data:
EBITDA (2)	$616,875	$577,599	$39,276	6.8
Subscribers, end of period	1,564,000	1,477,000	87,000	5.9
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the years ended December 31, 2020 and 2019.

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

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $31.3 million in losses for the year ended December 31, 2020, as compared to $28.9 million in gains for the year ended December 31, 2019, a negative change of $60.2 million. The change was primarily attributable to $69.0 million of net negative variances on marketable investment securities compared to 2019, partially offset by an $6.9 million loss in Other Equity Investments in 2020.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the years ended December 31,		Variance
	2020	2019	Amounts	%
Net income (loss)	$(51,904)	$(74,252)	$22,348	(30.1)
Interest income, net	(39,982)	(82,352)	42,370	(51.4)
Interest expense, net of amounts capitalized	147,927	251,016	(103,089)	(41.1)
Income tax provision (benefit), net	24,069	20,488	3,581	17.5
Depreciation and amortization	525,011	490,765	34,246	7.0
Net loss (income) from discontinued operations	—	(39,401)	39,401	(100.0)
Net loss (income) attributable to non-controlling interests	11,754	11,335	419	3.7
EBITDA	$616,875	$577,599	$39,276	6.8

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the year ended December 31, 2019	$577,599
Increase (decrease) in operating income (loss), excluding depreciation and amortization	73,642
Increase (decrease) in foreign currency transaction gains (losses), net	17,605
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	7,467
Decrease (increase) in net loss (income) attributable to non-controlling interests	419
Increase (decrease) in other, net	361
Increase (decrease) in gains (losses) on investments, net	(60,218)
EBITDA for the year ended December 31, 2020	$616,875

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the year ended December 31, 2020, as compared to the year ended December 31, 2019:

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

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the year ended December 31, 2019	$625,660
Increase (decrease) in operating income (loss), excluding depreciation and amortization	80,562
Increase (decrease) in foreign currency transaction gains (losses), net	13,298
Increase (decrease) in gains (losses) on investments, net	8,770
Decrease (increase) in net loss (income) attributable to non-controlling interests	419
Increase (decrease) in other, net	255
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,356)
EBITDA for the year ended December 31, 2020	$727,608

ESS Segment

	For the years ended December 31,		Variance
	2020	2019	Amounts	%
Total revenue	$17,398	$16,257	$1,141	7.0
Capital expenditures	41	—	41	*
EBITDA	7,873	6,994	879	12.6
*    Percentage is not meaningful.

Total revenue was $17.4 million for the year ended December 31, 2020, an increase of $1.1 million, or 7.0%, as compared to 2019, primarily due to an increase in transponder services provided to third parties.

EBITDA was $7.9 million for the year ended December 31, 2020, an increase of $0.9 million, or 12.6%, as compared to 2019, primarily due to the increase in overall ESS segment revenue.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Corporate and Other Segment

	For the years ended December 31,		Variance
	2020	2019	Amounts	%
Total revenue	$9,675	$17,082	$(7,407)	(43.4)
Capital expenditures	53,560	109,293	(55,733)	(51.0)
EBITDA	(118,606)	(55,055)	(63,551)	*
*    Percentage is not meaningful.

Total revenue was $9.7 million for the year ended December 31, 2020, a decrease of $7.4 million, or 43.4%, as compared to 2019, which was primarily attributable to a decrease in income from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

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

As of December 31, 2021 and 2020, our cash, cash equivalents and marketable investment securities totaled $1.5 billion and $2.5 billion, respectively, of which $1.0 billion and $1.6 billion, respectively, we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities, which include results from continuing and discontinued operations, for the years ended December 31, 2021, 2020 and 2019.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Cash Flow Activities

The following table summarizes our cash flows provided by (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	For the years ended December 31,		Variance
	2021	2020
Operating activities	$632,226	$534,388	$97,838
Investing activities	158,930	(1,142,455)	1,301,385
Financing activities	(1,147,345)	(15,620)	(1,131,725)
Effect of exchange rates on cash and cash equivalents	(3,749)	(1,390)	(2,359)
Net increase (decrease) in cash and cash equivalents	$(359,938)	$(625,077)	$265,139

Cash flows provided by (used for) operating activities increased by $97.8 million primarily attributable to changes in net income (loss) of $114.6 million, gains (losses) on investments, net of $(100.8) million, foreign currency translation losses (gains), net of $18.6 million, deferred tax provision (benefit), net of $19.5 million, other-than-temporary impairment losses on equity method investments of $55.3 million, and changes in assets and liabilities, net of $(1.3) million.

Cash flows provided by (used for) investing activities increased by $1.3 billion primarily attributable to our marketable investment securities net activity, other investments net activity and an increase in expenditures for property and equipment.

Cash flows provided by (used for) financing activities decreased by $1.1 billion primarily attributable to the repurchase and maturity of our 7 5/8% Senior Unsecured Notes due 2021 of $(901.8) million and treasury share repurchases of $(261.4) million.

	For the years ended December 31,		Variance
	2020	2019
Operating activities	$534,388	$656,322	$(121,934)
Investing activities	(1,142,455)	821,958	(1,964,413)
Financing activities	(15,620)	(885,311)	869,691
Effect of exchange rates on cash and cash equivalents	(1,390)	(575)	(815)
Net increase (decrease) in cash and cash equivalents	$(625,077)	$592,394	$(1,217,471)

Cash flows provided by (used for) operating activities decreased by $121.9 million primarily attributable to changes in net income (loss) of $22.3 million, depreciation and amortization of $63.2 million, gains (losses) on investments, net of $60.2 million, foreign currency translation losses (gains), net of $(17.6) million, deferred tax provision (benefit), net of $(14.4) million, and changes in assets and liabilities, net of $(80.0) million.

Cash flows provided by (used for) investing activities decreased by $2.0 billion primarily attributable to our marketable investment securities and other investments net activity and an increase in expenditures for property and equipment.

Cash flows provided by (used for) financing activities increased by $869.7 million primarily attributable cash outflows for the year ended December 31, 2019 of $920.9 million for the repurchase and maturity of our 6 1/2% Senior Secured Notes due 2019 and treasury share repurchases of $(43.5) million.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Obligations and Future Capital Requirements

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments Due in the Years Ending December 31,
	Total (6)(7)	2022	2023	2024	2025	2026	Thereafter
Long-term debt (1)	$1,500,000	$—	$—	$—	$—	$1,500,000	$—
Interest on long-term debt (2)	445,315	89,063	89,063	89,063	89,063	89,063	—
Satellite-related commitments (3)	342,173	140,843	24,847	22,705	23,121	21,652	109,005
Operating lease obligations (4)	202,345	24,014	23,479	20,278	16,428	15,564	102,582
Finance lease obligations (5)	130	130	—	—	—	—	—
Total	$2,489,963	$254,050	$137,389	$132,046	$128,612	$1,626,279	$211,587
(1)    Assumes all long-term debt is outstanding until scheduled maturity.
(2) Includes interest on long-term debt.
(3) Includes payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.
(4)    Operating leases consist primarily of leases for office space, data centers and satellite-related ground infrastructure.
(5) Finance leases consist primarily of leases for satellite capacity.
(6) The table excludes amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our non-current liabilities as the timing of any payments is uncertain.
(7) The table excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of December 31, 2021, we had foreign currency forward contracts with a notional value of $12.8 million in place to partially mitigate foreign currency exchange risk. From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Letters of Credit

The following table presents the components of our letters of credit as of December 31, 2021:

Amounts
Restricted cash	$13,290
Insurance bonds	4,120
Credit arrangement available to our foreign subsidiaries	30,775
Total letters of credit	$48,185

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

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. Our satellites and other payloads, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

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

We have a significant amount of outstanding indebtedness. As of December 31, 2021, our total indebtedness was $1.5 billion. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements and the design and construction of our new EchoStar XXIV satellite. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets. Other aspects of our business operations may also require additional capital. We also expect to owe U.S. Federal income tax for 2021.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

Stock Repurchases

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2021. On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. Purchases under our repurchase authorizations may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under these authorizations and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the twelve months ended December 31, 2021, we repurchased 10,941,872 shares of our Class A common stock for $261.6 million under this program. The remaining authorization under this program, which expired on December 31, 2021, was $194.9 million.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

CRITICAL ACCOUNTING POLICIES

For a summary of our significant accounting policies, including those discussed below, see Note 2 in our Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expenses for each reporting period, and certain information disclosed in our Consolidated Financial Statements.  We base our estimates, judgments and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Actual results may differ from previously estimated amounts, and such differences may be material to our Consolidated Financial Statements.  We review our estimates and assumptions periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. Any such valuation allowance is recorded in either Income tax benefit (provision), net on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) or Accumulated other comprehensive income (loss) within Stockholders' equity on our Consolidated Balance Sheets. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our consolidated results of operations.

Management evaluates the recognition and measurement of uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements and the facts and circumstances surrounding the tax position. Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our Income tax benefit (provision), net, which could be material to our consolidated results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies in our Consolidated Financial Statements. We are continuing to assess the impact of adopting certain recently issued accounting pronouncements on our Consolidated Financial Statements and related disclosures.

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

INFLATION AND SUPPLY CHAIN

Inflation has started to impact our operations in 2021 as we have experienced increased costs in certain functional areas including field services and customer care. We are unable to predict the extent or nature of any future inflationary pressure at this time. Our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures or contractual terms.

The worldwide interruptions and delays in the supply of components, materials and parts, although not materially impacting our operations during 2021, may impact our ability to timely provide equipment deliveries in the future. These interruptions and delays could also increase the cost of our equipment which we may not be able to pass onto our customers.

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

Other, net.  Other, net primarily includes dividends received from our marketable investment securities and other non-operating income and expense items that are not appropriately classified elsewhere in the Consolidated Statements of Operations in our Consolidated Financial Statements.

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

Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2021, our cash, cash equivalents and marketable investment securities had a fair value of $1.5 billion. Of this amount, a total of $1.4 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $1.4 billion as of December 31, 2021, a hypothetical 10% change in average interest rates during 2021 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2021 of 0.23%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2021 would have resulted in a decrease of $0.4 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2021, we held investments in the publicly traded securities of several companies with a fair value of $142.9 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have historically experienced, and continue to experience volatility. The fair value of these investments are subject to significant fluctuations in fair value and can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists primarily of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments during 2021 would have resulted in a decrease of $14.3 million in the fair value of these investments.

Other Investments

As of December 31, 2021, we had $206.5 million of other equity investments and other debt investments of privately held companies that we hold for strategic business purposes. The fair value of these investments is not readily determinable. We periodically review these investments and may adjust the carrying amount to their estimated fair value when there are indications of impairment, observable prices changes for the investments or observable transactions of the same investments. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments during 2021 would have resulted in a decrease of $20.7 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions As of December 31, 2021, we had foreign currency forward contracts with a notional value of $12.8 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2021. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2021 would have resulted in an estimated loss to the cumulative translation adjustment of $42.6 million as of December 31, 2021.

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

Our Consolidated Financial Statements are included in Item 15 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Form 10-K.

ITEM 9B.    OTHER INFORMATION

Financial Results

On February 24, 2022, we issued a press release (the “Press Release”) announcing our financial results for the quarter and year ended December 31, 2021. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors and corporate governance will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2021, under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2021, under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2021, under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2021, under the caption “Certain Relationships and Related Party Transactions,” which information is hereby incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2021, under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

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

4.3*
Indenture, relating to the 5.250% Senior Secured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto, U.S. Bank National Association, as trustee and successor collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.4*
Indenture, relating to the 6.625% Senior Unsecured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.5*
Registration Rights Agreement, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.6*
Additional Secured Party Joinder, dated as of July 27, 2016, among U.S. Bank National Association, as trustee and successor collateral agent, and Hughes Satellite Systems Corporation (incorporated by reference to Exhibit 4.4 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.7*	Form of 5.250% Senior Secured Note due 2026 (included as part of Exhibit 4.3).
4.8*	Form of 6.625% Senior Unsecured Note due 2026 (included as part of Exhibit 4.4).
4.9*
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

4.10*
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

4.11*
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

4.12*
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

4.13*
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

4.14*
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

4.15*
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

4.16*
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

4.17*
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

10.7*
Form of Stock Option Agreement for 2008 Stock Incentive Plan (1999) (incorporated by reference to Exhibit 10.39 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.8*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2008) (incorporated by reference to Exhibit 10.40 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.9*
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

10.12*
Form of Non-Employee Director Stock Option Agreement for 2008 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.44 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807). **

10.13*
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

10.15*	EchoStar Corporation 2017 Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**
10.16*
EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.17*
Amended and Restated EchoStar Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.18*
EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, as amended (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.19*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Employee (2017) (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.20*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807). **

10.21*
Form of Non-Employee Director Stock Option Agreement for the EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.22*
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

10.24*
Amendment to EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, dated November 1, 2018 (incorporated by reference to Exhibit 10.35 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 21, 2019, Commission File No. 001-33807).**

10.25*
Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of April 30, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 8, 2019, Commission File No. 001-33807).**

10.26*
Contract between EchoStar XXIV L.L.C. and Space Systems/Loral, LLC (currently known as Maxar Space LLC) for the Jupiter 3 Satellite programs, dated as April 19, 2017 (incorporated by reference to Exhibit 10.30 to EchoStar Corporations’ Annual Report on Form 10-K for the year ended December 31, 2019, filed February 20, 2020, Commission File No. 001-33807). ***/****

10.27*
Amendment to EchoStar Non-Qualified Plan – Executive Plan and Adoption Agreement, dated October 21, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020, Commission File No. 001-33807). **

10.28*
Amendment No. 1 to Contract between EchoStar XXIV L.L.C. and SpaceSystems/Loral, LLC (currently known as Maxar Space LLC) for the Jupiter 3 Satellite Program, dated October 1, 2018 (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020. Commission File No. 001-33807). ****

10.29*
Amendment No. 1 to EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Schedule 14A, filed March 17, 2021, Commission File No. 001-33807). **

10.30(H)	Second Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of November 2, 2021. **
21(H)	Subsidiaries of EchoStar Corporation.
23(H)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24(H)	Powers of Attorney of Charles W. Ergen, R. Stanton Dodge, Lisa W. Hershman, Pradman P. Kaul, Jeffrey R. Tarr, C. Michael Schroeder and William David Wade.
99.1(I)	Press release dated February 24, 2022 issued by EchoStar Corporation regarding financial results for the quarter and full year ended December 31, 2021.

31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date:  February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 24, 2022
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer,
David J. Rayner	Chief Operating Officer and Treasurer	February 24, 2022
(Principal Financial and Accounting Officer)

*	Chairman	February 24, 2022
Charles W. Ergen

*	Director	February 24, 2022
R. Stanton Dodge

*	Director	February 24, 2022
Lisa W. Hershman

*	Director	February 24, 2022
Pradman P. Kaul

*	Director	February 24, 2022
Jeffrey R. Tarr

*	Director	February 24, 2022
C. Michael Schroeder

*	Director	February 24, 2022
William David Wade

* By:	/s/ Dean A. Manson
Dean A. Manson
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
EchoStar Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over certain Hughes segment revenue

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company reported $1,956,226,000 in total revenue for the Hughes segment for the year ended December 31, 2021, of which $1,685,799,000 and $270,427,000 was related to total services and other revenue and certain equipment related revenue, respectively. The Hughes segment provides broadband satellite technologies and broadband internet services to consumer customers, and broadband network technologies, managed services, equipment, hardware, satellite services, and communications solutions to consumer and enterprise customers.

We identified the evaluation of the sufficiency of audit evidence over certain Hughes segment revenue as a critical audit matter. Specifically, a high degree of auditor judgment was required to evaluate the nature and extent of audit evidence obtained related to the total services and other revenue and certain equipment related revenue of the Hughes segment. IT professionals with specialized skills and knowledge were required to assess the multiple information technology (IT) applications, data interfaces, and procedures used to initiate, process, and record transactions.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed. We evaluated the design and tested the operating effectiveness of internal controls, including controls related to the multiple IT applications, data interfaces, and procedures used to initiate, process, and record transactions. We assessed the recorded amounts by sampling transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts or payment and transaction support. We involved IT professionals with specialized skills and knowledge, who assisted in testing IT applications used by the Company in its revenue recognition process, and configuration and interface controls over the transfer of relevant data between systems used in the revenue recognition processes. We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Denver, Colorado
February 24, 2022

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$535,894	$896,005
Marketable investment securities	1,010,496	1,638,271
Trade accounts receivable and contract assets, net	182,063	183,989
Other current assets, net	198,444	189,821
Total current assets	1,926,897	2,908,086
Non-current assets:
Property and equipment, net	2,338,285	2,390,313
Operating lease right-of-use assets	149,198	128,303
Goodwill	511,086	511,597
Regulatory authorizations, net	469,766	478,762
Other intangible assets, net	13,984	18,433
Other investments, net	297,747	284,937
Other non-current assets, net	338,241	352,921
Total non-current assets	4,118,307	4,165,266
Total assets	$6,045,204	$7,073,352

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$109,338	$122,366
Current portion of long-term debt, net	—	898,237
Contract liabilities	141,343	104,569
Accrued expenses and other current liabilities	209,442	299,999
Total current liabilities	460,123	1,425,171
Non-current liabilities:
Long-term debt, net	1,495,994	1,495,256
Deferred tax liabilities, net	403,684	359,896
Operating lease liabilities	134,897	114,886
Other non-current liabilities	136,426	70,893
Total non-current liabilities	2,171,001	2,040,931
Total liabilities	2,631,124	3,466,102

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both December 31, 2021 and 2020	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 58,059,622 shares issued and 38,726,923 shares outstanding at December 31, 2021 and 57,254,201 shares issued and 48,863,374 shares outstanding at December 31, 2020	58	57
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both December 31, 2021 and 2020	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both December 31, 2021 and 2020	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both December 31, 2021 and 2020	—	—
Additional paid-in capital	3,345,878	3,321,426
Accumulated other comprehensive income (loss)	(212,102)	(187,876)
Accumulated earnings (losses)	656,466	583,591
Treasury shares, at cost	(436,521)	(174,912)
Total EchoStar Corporation stockholders' equity	3,353,827	3,542,334
Non-controlling interests	60,253	64,916
Total stockholders' equity	3,414,080	3,607,250
Total liabilities and stockholders' equity	$6,045,204	$7,073,352
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	For the years ended December 31,
	2021	2020	2019
Revenue:
Services and other revenue	$1,715,287	$1,682,304	$1,619,271
Equipment revenue	270,433	205,603	266,810
Total revenue	1,985,720	1,887,907	1,886,081
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	551,679	577,943	561,353
Cost of sales - equipment (exclusive of depreciation and amortization)	231,975	166,435	226,002
Selling, general and administrative expenses	461,705	474,912	509,145
Research and development expenses	31,777	29,448	25,739
Depreciation and amortization	491,329	525,011	490,765
Impairment of long-lived assets	245	1,685	—
Total costs and expenses	1,768,710	1,775,434	1,813,004
Operating income (loss)	217,010	112,473	73,077
Other income (expense):
Interest income, net	22,801	39,982	82,352
Interest expense, net of amounts capitalized	(95,512)	(147,927)	(251,016)
Gains (losses) on investments, net	69,531	(31,306)	28,912
Equity in earnings (losses) of unconsolidated affiliates, net	(5,170)	(7,267)	(14,734)
Foreign currency transaction gains (losses), net	(12,613)	6,015	(11,590)
Other-than-temporary impairment losses on equity method investments	(55,266)	—	—
Other, net	(12,434)	195	(166)
Total other income (expense), net	(88,663)	(140,308)	(166,242)
Income (loss) from continuing operations before income taxes	128,347	(27,835)	(93,165)
Income tax benefit (provision), net	(65,626)	(24,069)	(20,488)
Net income (loss) from continuing operations	62,721	(51,904)	(113,653)
Net income (loss) from discontinued operations	—	—	39,401
Net income (loss)	62,721	(51,904)	(74,252)
Less: Net loss (income) attributable to non-controlling interests	10,154	11,754	11,335
Net income (loss) attributable to EchoStar Corporation common stock	$72,875	$(40,150)	$(62,917)

Earnings (losses) per share - Class A and B common stock:
Basic and diluted earnings (losses) from continuing operations per share	$0.81	$(0.41)	$(1.06)
Total basic and diluted earnings (losses) per share	$0.81	$(0.41)	$(0.65)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income (loss)	$62,721	$(51,904)	$(74,252)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24,061)	(83,736)	2,845
Unrealized gains (losses) on available-for-sale securities	463	(253)	2,571
Other	(5,005)	2,614	1,466
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(12)	(2)	(592)
Total other comprehensive income (loss), net of tax	(28,615)	(81,377)	6,290
Comprehensive income (loss)	34,106	(133,281)	(67,962)
Less: Comprehensive income (loss) attributable to non-controlling interests	(14,543)	(27,392)	(8,007)
Comprehensive income (loss) attributable to EchoStar Corporation	$48,649	$(105,889)	$(59,955)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, December 31, 2018	$102	$3,702,522	$(125,100)	$694,129	$(131,454)	$15,275	$4,155,474
Issuances of Class A common stock:
Exercise of stock options	3	67,307	—	—	—	—	67,310
Employee benefits	—	6,654	—	—	—	—	6,654
Employee Stock Purchase Plan	—	9,778	—	—	—	—	9,778
Stock-based compensation	—	9,353	—	—	—	—	9,353
Purchase of non-controlling interest	—	(833)	—	—	—	(6,480)	(7,313)
Net assets distributed pursuant to the BSS Transaction	—	(532,747)	—	—	—	—	(532,747)
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	29,576	—	—	—	73,199	102,775
Other comprehensive income (loss)	—		2,962	—	—	3,328	6,290
Net income (loss)	—		—	(62,917)	—	(11,335)	(74,252)
Other, net	—	(1,127)	—	1,597	—	1,761	2,231
Balance, December 31, 2019	105	3,290,483	(122,138)	632,809	(131,454)	75,748	3,745,553
Cumulative effect of accounting changes	—	—	—	(9,068)	—	(240)	(9,308)
Balance, January 1, 2020	105	3,290,483	(122,138)	623,741	(131,454)	75,508	3,736,245
Issuances of Class A common stock:
Exercise of stock options	—	855	—	—	—	—	855
Employee benefits	—	6,921	—	—	—	—	6,921
Employee Stock Purchase Plan	—	10,109	—	—	—	—	10,109
Stock-based compensation	—	8,887	—	—	—	—	8,887
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	4,338	—	—	—	(1,580)	2,758
Contribution by non-controlling interest holder	—	—	—	—	—	18,241	18,241
Other comprehensive income (loss)	—	—	(65,738)	—	—	(15,631)	(81,369)
Net income (loss)	—	—	—	(40,150)	—	(11,754)	(51,904)
Treasury share repurchase	—	—	—	—	(43,458)	—	(43,458)
Other, net	—	(167)	—	—	—	132	(35)
Balance, December 31, 2020	105	3,321,426	(187,876)	583,591	(174,912)	64,916	3,607,250
Issuances of Class A common stock:
Exercise of stock options	—	408	—	—	—	—	408
Employee benefits	1	7,124	—	—	—	—	7,125
Employee Stock Purchase Plan	—	9,471	—	—	—	—	9,471
Stock-based compensation	—	7,699	—	—	—	—	7,699
Contribution by non-controlling interest holder	—	—	—	—	—	9,880	9,880
Other comprehensive income (loss)	—	—	(24,226)	—	—	(4,389)	(28,615)
Net income (loss)	—	—	—	72,875	—	(10,154)	62,721
Treasury share repurchase	—	—	—	—	(261,609)	—	(261,609)
Other	$—	$(250)	$—	$—	$—	$—	$(250)
Balance, December 31, 2021	$106	$3,345,878	$(212,102)	$656,466	$(436,521)	$60,253	$3,414,080

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$62,721	$(51,904)	$(74,252)
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	491,329	525,011	588,200
Impairment of long-lived assets	245	1,685	—
Losses (gains) on investments, net	(69,531)	31,306	(28,912)
Equity in losses (earnings) of unconsolidated affiliates, net	5,170	7,267	14,734
Foreign currency transaction losses (gains), net	12,613	(6,015)	11,590
Deferred tax provision (benefit), net	37,664	18,147	32,542
Stock-based compensation	7,699	8,887	9,353
Amortization of debt issuance costs	2,381	4,324	5,912
Dividends received from unconsolidated affiliates	—	—	2,716
Other-than-temporary impairment losses on equity method investments	55,266	—	—
Other, net	19,740	(12,501)	6,297
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(2,334)	2,237	8,289
Other current assets, net	(7,303)	(12,984)	(39,190)
Trade accounts payable	(15,599)	(12,339)	13,149
Contract liabilities	36,774	3,509	26,376
Accrued expenses and other current liabilities	(84,621)	42,822	66,352
Non-current assets and non-current liabilities, net	80,012	(15,064)	13,166
Net cash provided by (used for) operating activities	632,226	534,388	656,322

Cash flows from investing activities:
Purchases of marketable investment securities	(1,651,608)	(2,799,838)	(993,369)
Sales and maturities of marketable investment securities	2,321,560	2,110,336	2,391,220
Expenditures for property and equipment	(438,430)	(408,798)	(418,584)
Expenditures for externally marketed software	(33,543)	(38,655)	(29,310)
Purchase of other investments	(50,000)	(5,500)	(93,687)
Sales of other investments	10,951	—	—
Investments in unconsolidated affiliates	—	—	(2,149)
Purchases of regulatory authorizations	—	—	(34,447)
Dividend received from unconsolidated affiliate	—	—	2,284
Net cash provided by (used for) investing activities	158,930	(1,142,455)	821,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	—	—	(920,923)
Repurchase and maturity of the 2021 Senior Unsecured Notes	(901,818)	—	—
Payment of finance lease obligations	(670)	(811)	(29,347)
Payment of in-orbit incentive obligations	(2,214)	(1,554)	(5,447)
Proceeds from Class A common stock options exercised	408	855	67,337
Proceeds from Class A common stock issued under the Employee Stock Purchase Plan	9,471	10,109	9,779
Treasury share repurchase	(261,436)	(43,458)	—
Contribution by non-controlling interest holder	9,880	18,241	—
Purchase of non-controlling interest	—	—	(7,313)
Other, net	(966)	998	603
Net cash provided by (used for) financing activities	(1,147,345)	(15,620)	(885,311)

Effect of exchange rates on cash and cash equivalents	(3,749)	(1,390)	(575)
Net increase (decrease) in cash and cash equivalents	(359,938)	(625,077)	592,394
Cash and cash equivalents, including restricted amounts, beginning of period	896,812	1,521,889	929,495
Cash and cash equivalents, including restricted amounts, end of period	$536,874	$896,812	$1,521,889
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

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, and satellite services. We also deliver innovative network technologies, managed services and communications solutions for enterprise customers, which include aeronautical and government enterprises. We operate in the following two business segments:

•Hughes segment (“Hughes segment”) — which provides broadband satellite technologies and broadband internet services to domestic and international consumer customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to service providers and enterprise customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.
•Echostar Satellite Services segment (“ESS segment”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other segment in our segment reporting. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 22. Segment Reporting for further detail.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
In connection with the BSS Transaction, we and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. Refer to Note 19 in our Consolidated Financial Statements for further details on certain customary agreements entered into with DISH in relation to the BSS Transaction.

The BSS Transaction was structured in a manner intended to be tax-free to us and our stockholders for U.S. federal income tax purposes and was accounted for as a spin-off to our shareholders as we did not receive any consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the year ended December 31, 2019 as presented in these Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements”).

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the carrying amounts of our cash and cash equivalents, trade accounts receivable and contract assets, net, trade accounts payable, and accrued expenses and other current liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

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

Lessee Accounting

At the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether we have the right to direct the use of the asset. Our operating leases consist primarily of leases for office space, data centers and satellite-related ground infrastructure.

A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of a specialized nature and there is not expected to be an alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria. Our finance leases consist primarily of leases for satellite capacity.

All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short-term leases), and we recognize

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
lease expense for these leases as incurred over the lease term. ROU assets represent our right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The ROU asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments, discounted using an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The incremental borrowing rates used for the initial measurement of lease liabilities are based on the original lease terms. In determining our incremental borrowing rate, we consider the lease term, secured incremental borrowing rate, and for leases denominated in a currency different than U.S. dollar, the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available.

We report operating lease ROU assets in Operating lease right-of-use assets and operating lease liabilities in Accrued expenses and other current liabilities and Operating lease liabilities. We report finance lease ROU assets in Property and equipment, net and finance lease liabilities in Current portion of long-term debt, net and Long-term debt, net.

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

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of less than 90 days to be cash equivalents. Cash equivalents as of December 31, 2021 and 2020 primarily consisted of commercial paper, government bonds, corporate notes and money market funds. The amortized cost of these investments approximates their fair value.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Contract Assets

Contract assets represent revenue that we have recognized in advance of billing the customer and are included in Trade accounts receivable and contract assets, net or Other non-current assets, net in the Consolidated Balance Sheets based on the expected timing of customer payment. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer. Our contract assets also include receivables related to sales-type leases recognized over the lease term as the customer is billed.

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

We have satellites acquired under finance leases. The recorded costs of those satellites are the present values of all lease payments. We amortize our finance lease ROU satellites over their respective lease terms.

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

Other Equity Investments

We generally measure investments in non-publicly traded equity instruments without a readily determinable fair value at cost adjusted for observable price changes in orderly transactions for the identical or similar securities of the same issuer and changes resulting from impairments, if any. Other equity instruments are measured to determine their value based on observable market information. When we adjust the carrying amount of an investment to its estimated fair value, the gain or loss is recorded in Gains (losses) on investments, net in the Consolidated Statements of Operations.

Other Debt Investments

We generally record our investments in non-publicly traded debt instruments without a readily determinable fair value at amortized cost. We recognize any discounts over the term of the loan in Interest income in the Consolidated Statements of Operations. In addition, some of our debt instruments have interest income that is paid-in-kind, which is added to the principal balance to determine the then current interest income. When we adjust the carrying amount of an investment, the gain or loss is recorded in Gains (losses) on investments, net in the Consolidated Statements of Operations.

Impairment Considerations

We periodically evaluate all of our other investments to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. We consider information if provided to us by our investees such as current financial statements, business plans, investment documentation, capitalization tables, liquidation waterfalls, and board materials; and we may make additional inquiries of investee management.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Indicators of impairment may include, but are not limited to, unprofitable operations, material loss contingencies, changes in business strategy, changes in market trends or market conditions, changes in the investees’ enterprise value and changes in the investees’ investment pricing. When we determine that one of our other investments is impaired we reduce its carrying value to its estimated fair value and recognize the impairment loss in Other-than-temporary impairment losses on equity method investments or Gains (losses) on investments, net in the Consolidated Statements of Operations.

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

Correction of Prior Period Consolidated Financial Statements

In 2021, the Company identified an error relating to its presentation of Comprehensive income (loss) attributable to non-controlling interests and the calculation of Comprehensive income (loss) attributable to EchoStar Corporation as of December 31, 2020 through the quarter ended June 30, 2021. The impact of the adjustment is included in this 2021 Form 10-K and is summarized below.

The Company considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on an evaluation of the misstatement, the Company concluded the prior period errors were immaterial to the previously issued consolidated financial statements. The Company elected to correct the identified error in the prior period within the current Consolidated Financial Statements. Future filings that include prior periods will be corrected, as needed, when filed. The revision had no effect on the Company’s previously reported year ended 2019 financial statements.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following tables present the effect of recording the immaterial correction in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2020 and for the quarters ended March 31, 2021 and June 30, 2021 to reflect this adjustment:

	For the year ended December 31, 2020
	As Previously Reported	Adjustment	As Adjusted
Comprehensive income (loss)	$(133,281)	$—	$(133,281)
Less: Comprehensive income (loss) attributable to non-controlling interests	27,392	(54,784)	(27,392)
Comprehensive income (loss) attributable to EchoStar Corporation	$(160,673)	$54,784	$(105,889)

	For the three months ended March 31, 2021
	As Previously Reported	Adjustment	As Adjusted
Comprehensive income (loss)	$44,362	$—	$44,362
Less: Comprehensive income (loss) attributable to non-controlling interests	6,557	(13,114)	(6,557)
Comprehensive income (loss) attributable to EchoStar Corporation	$37,805	$13,114	$50,919

	For the three months ended June 30, 2021
	As Previously Reported	Adjustment	As Adjusted
Comprehensive income (loss)	$76,605	$—	$76,605
Less: Comprehensive income (loss) attributable to non-controlling interests	(6,060)	12,120	6,060
Comprehensive income (loss) attributable to EchoStar Corporation	$82,665	$(12,120)	$70,545

	For the six months ended June 30, 2021
	As Previously Reported	Adjustment	As Adjusted
Comprehensive income (loss)	$120,967	$—	$120,967
Less: Comprehensive income (loss) attributable to non-controlling interests	497	(994)	(497)
Comprehensive income (loss) attributable to EchoStar Corporation	$120,470	$994	$121,464

Recently Adopted Accounting Pronouncements

Income Taxes

On January 1, 2021, we adopted Accounting Standards Update (“ASU”) No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the Financial Accounting Standards Board (“FASB”) overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. Our adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Credit Losses

On January 1, 2020, we adopted ASU No. 2016-13 - Financial Instruments - Credit Losses (Topic 326), as amended, and codified in Accounting Standards Codification Topic 326 (“ASC 326”). ASC 326 introduces a new approach to the periodic estimation of credit losses for certain financial assets based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets that have experienced credit deterioration since their original purchase. We have elected to apply the requirements of the new standard prospectively and we recognized a cumulative effect of adoption of $9.1 million to Accumulated earnings (losses) as of January 1, 2020. Based on this election, we did not restate our comparative Consolidated Financial Statements and they continue to be reported under the accounting standards in effect for the periods before January 1, 2020.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2023. Early adoption is permitted. The ASU is applied to business combinations occurring on or after the effective date.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Topic 832 disclosure requirements include: (i) the nature of the transactions and the related accounting policy used; (ii) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions. The ASU is effective for the Company for fiscal years beginning after December 15, 2021. We are evaluating the impact of adopting this new guidance and do not expect it to have a material impact on our consolidated financial statements.

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of December 31,
	2021	2020
Trade accounts receivable and contract assets, net:
Sales and services	$154,676	$149,513
Leasing	5,668	4,554
Total trade accounts receivable	160,344	154,067
Contract assets	36,307	45,308
Allowance for doubtful accounts	(14,588)	(15,386)
Total trade accounts receivable and contract assets, net	$182,063	$183,989

Contract liabilities:
Current	$141,343	$104,569
Non-current	10,669	10,519
Total contract liabilities	$152,012	$115,088

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the years ended December 31,
	2021	2020	2019
Revenue	$82,633	$72,877	$65,417
The following table presents the activity in our allowance for doubtful accounts:

	For the years ended December 31,
	2021	2020	2019
Balance at beginning of period	$15,386	$23,777	$16,604
Credit losses (1)	22,591	18,582	30,027
Deductions	(23,543)	(26,031)	(21,832)
Foreign currency translation	154	(942)	(1,022)
Balance at end of period	$14,588	$15,386	$23,777
(1) The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the years ended December 31,
	2021	2020	2019
Balance at beginning of period	$99,837	$113,592	$114,306
Additions	72,503	91,143	97,457
Amortization expense	(88,178)	(101,278)	(97,650)
Foreign currency translation	(1,176)	(3,620)	(521)
Balance at end of period	$82,986	$99,837	$113,592

Performance Obligations

As of December 31, 2021, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $914.7 million. We expect to recognize 51% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2021
North America	$1,617,229	$17,679	$11,782	$1,646,690
South and Central America	176,515	—	—	176,515
Other	162,482	—	33	162,515
Total revenue	$1,956,226	$17,679	$11,815	$1,985,720

For the year ended December 31, 2020
North America	$1,556,961	$17,398	$9,443	$1,583,802
South and Central America	151,194	—	232	151,426
Other	152,679	—	—	152,679
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907

For the year ended December 31, 2019
North America	$1,527,823	$16,257	$16,526	$1,560,606
South and Central America	125,458	—	448	125,906
Other	199,461	—	108	199,569
Total revenue	$1,852,742	$16,257	$17,082	$1,886,081

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2021
Services and other revenue:
Services	$1,646,778	$11,961	$5,691	$1,664,430
Lease revenue	39,021	5,718	6,118	50,857
Total services and other revenue	1,685,799	17,679	11,809	1,715,287
Equipment revenue:
Equipment	108,767	—	6	108,773
Design, development and construction services	152,934	—	—	152,934
Lease revenue	8,726	—	—	8,726
Total equipment revenue	270,427	—	6	270,433
Total revenue	$1,956,226	$17,679	$11,815	$1,985,720

For the year ended December 31, 2020
Services and other revenue:
Services	$1,614,730	$10,785	$4,631	$1,630,146
Lease revenue	40,503	6,613	5,042	52,158
Total services and other revenue	1,655,233	17,398	9,673	1,682,304
Equipment revenue:
Equipment	110,108	—	2	110,110
Design, development and construction services	88,511	—	—	88,511
Lease revenue	6,982	—	—	6,982
Total equipment revenue	205,601	—	2	205,603
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907

For the year ended December 31, 2019
Services and other revenue:
Services	$1,535,966	$10,464	$6,493	$1,552,924
Lease revenue	50,073	5,793	10,481	66,347
Total services and other revenue	1,586,039	16,257	16,974	1,619,271
Equipment revenue:
Equipment	115,052	—	107	115,159
Design, development and construction services	145,646	—	—	145,646
Lease revenue	6,005	—	—	6,005
Total equipment revenue	266,703	—	107	266,810
Total revenue	$1,852,742	$16,257	$17,082	$1,886,081

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Lease Revenue

The following table presents our lease revenue by type of lease:

	For the years ended December 31,
	2021	2020	2019
Sales-type lease revenue:
Revenue at lease commencement	$7,998	$6,982	$6,005
Interest income	728	393	784
Total sales-type lease revenue	8,726	7,375	6,789
Operating lease revenue	50,857	51,765	65,563
Total lease revenue	$59,583	$59,140	$72,352

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $17.1 million and $13.0 million as of December 31, 2021 and 2020, respectively.

The following table presents future operating lease payments to be received as of December 31, 2021:

Amounts
December 31,
2022	$45,269
2023	33,460
2024	30,847
2025	29,125
2026	28,356
2027 and beyond	71,718
Total lease payments	$238,775

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of December 31,
	2021			2020
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,778,061	$(1,485,525)	$292,536	$1,617,053	$(1,265,129)	$351,924
Satellites	104,620	(45,309)	59,311	104,620	(38,335)	66,285
Real estate	48,275	(18,064)	30,211	48,275	(17,094)	31,181
Total	$1,930,956	$(1,548,898)	$382,058	$1,769,948	$(1,320,558)	$449,390

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the years ended December 31,
	2021	2020	2019
Customer premises equipment	$230,609	$230,079	$182,523
Satellites	6,975	6,975	7,495
Real estate	970	942	923
Total	$238,554	$237,996	$190,941

NOTE 4.    LESSEE ACCOUNTING

The following table presents the amounts for ROU assets and lease liabilities:

	As of December 31,
	2021	2020
Right-of-use assets:
Operating	$149,198	$128,303
Finance	258,498	278,237
Total right-of-use assets	$407,696	$406,540

Lease liabilities:
Current:
Operating	$16,781	$14,699
Finance	123	423
Total current	16,904	15,122
Non-current:
Operating	134,897	114,886
Finance	—	129
Total non-current	134,897	115,015
Total lease liabilities	$151,801	$130,137

As of December 31, 2021, we have prepaid our obligations regarding most of our finance ROU assets. Finance lease assets are reported net of accumulated amortization of $95.7 million and $74.0 million as of December 31, 2021 and 2020, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the components of lease cost and weighted-average lease terms and discount rates for operating and finance leases:

	For the years ended December 31,
	2021	2020	2019
Lease cost:
Operating lease cost	$23,379	$24,000	$24,342
Finance lease cost:
Amortization of right-of-use assets	29,270	27,611	26,489
Interest on lease liabilities	49	106	173
Total finance lease cost	29,319	27,717	26,662
Short-term lease cost	—	376	434
Variable lease cost	2,625	3,853	8,837
Total lease cost	$55,323	$55,946	$60,275

	As of December 31,
	2021	2020
Lease term and discount rate:
Weighted-average remaining lease term:
Finance leases	0.3 years	1.2 years
Operating leases	10.8 years	10.6 years

Weighted-average discount rate:
Finance leases	12.8%	12.2%
Operating leases	5.6%	6.0%

The following table presents the detailed cash flows from operating and finance leases:

	For the years ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,861	$21,834	$22,618
Operating cash flows from finance leases	49	106	173
Financing cash flows from finance leases	430	499	654

We obtained ROU assets in exchange for lease liabilities of $26.1 million, $22.6 million and $8.5 million upon commencement of operating leases during the year ended December 31, 2021, 2020 and 2019, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents future minimum lease payments of our lease liabilities as of December 31, 2021:

	Operating Leases	Finance Leases	Total
Year ending December 31,
2022	$24,014	$130	$24,144
2023	23,479	—	23,479
2024	20,278	—	20,278
2025	16,428	—	16,428
2026	15,564	—	15,564
2027 and beyond	102,582	—	102,582
Total future minimum lease payments	202,345	130	202,475
Less: Interest	(50,667)	(7)	(50,674)
Total lease liabilities	$151,678	$123	$151,801

NOTE 5.    DISCONTINUED OPERATIONS

BSS Business

The following table presents the financial results of our discontinued operations of the BSS Business:

For the year ended December 31,
2019
Revenue:
Services and other revenue - DISH Network	$195,942
Services and other revenue - other	16,260
Total revenue	212,202
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	28,057
Selling, general and administrative expenses	8,946
Depreciation and amortization	97,435
Total costs and expenses	134,438
Operating income (loss)	77,764
Other income (expense):
Interest expense	(17,865)
Total other income (expense), net	(17,865)
Income (loss) from discontinued operations before income taxes	59,899
Income tax benefit (provision), net	(20,498)
Net income (loss) from discontinued operations	$39,401

No assets or liabilities attributable to our discontinued operations were held by us as of December 31, 2021 or December 31, 2020.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations of the BSS business:

For the year ended December 31,
2019
Operating activities:
Net income (loss) from discontinued operations	$39,401
Depreciation and amortization	$97,435

Investing activities:
Expenditures for property and equipment	$510

Financing activities:
Payment of finance lease obligations	$27,203
Payment of in-orbit incentive obligations	$4,474

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

NOTE 6.    BUSINESS COMBINATIONS

In May 2019, we entered into the Yahsat Brazil JV Transaction. The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite. The results of operations related to the business we acquired from Yahsat have been included in these Consolidated Financial Statements from the date of acquisition. As of December 31, 2020, we incurred $1.6 million of costs associated with the closing of the Yahsat Brazil JV Transaction.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 7.    EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS for our Class A and B common stock:

	For the years ended December 31,
	2021	2020	2019
Net income (loss) attributable to EchoStar Corporation common stock:
Net income (loss) from continuing operations	$72,875	$(40,150)	$(102,318)
Net income (loss) from discontinued operations	—	—	39,401
Net income (loss) attributable to EchoStar Corporation common stock	$72,875	$(40,150)	$(62,917)

Weighted-average common shares outstanding:
Basic	89,908	97,920	96,738
Dilutive impact of stock awards outstanding	33	—	—
Diluted	89,941	97,920	96,738

Earnings (losses) per share:
Basic:
Continuing operations	$0.81	$(0.41)	$(1.06)
Discontinued operations	—	—	0.41
Total basic earnings (losses) per share	$0.81	$(0.41)	$(0.65)
Diluted:
Continuing operations	$0.81	$(0.41)	$(1.06)
Discontinued operations	—	—	0.41
Total diluted earnings (losses) per share	$0.81	$(0.41)	$(0.65)

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our weighted-average common shares outstanding:

	For the years ended December 31,
	2021	2020	2019
Number of shares	4,766	4,374	4,813

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 8.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the balances of Accumulated other comprehensive income (loss) by component:

	Cumulative Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$(122,176)	$405	$(367)	$(122,138)
Other comprehensive income (loss) before reclassifications	(68,097)	(253)	2,614	(65,736)
Amounts reclassified to net income (loss)	—	(2)	—	(2)
Other comprehensive income (loss)	(68,097)	(255)	2,614	(65,738)
Balance, December 31, 2020	(190,273)	150	2,247	(187,876)
Other comprehensive income (loss) before reclassifications	(19,672)	463	(5,005)	(24,214)
Amounts reclassified to net income (loss)	—	(12)	—	(12)
Other comprehensive income (loss)	(19,672)	451	(5,005)	(24,226)
Balance, December 31, 2021	$(209,945)	$601	$(2,758)	$(212,102)

NOTE 9.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of December 31,
	2021	2020
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$289,784	$372,746
Commercial paper	498,358	1,101,888
Other debt securities	92,673	148,292
Total available-for-sale debt securities	880,815	1,622,926
Equity securities	142,943	24,435
Total marketable investment securities, including restricted amounts	1,023,758	1,647,361
Less: Restricted marketable investment securities	(13,262)	(9,090)
Total marketable investment securities	$1,010,496	$1,638,271

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2021
Corporate bonds	$290,169	$—	$(385)	$289,784
Commercial paper	498,358	—	—	498,358
Other debt securities	92,742	—	(69)	92,673
Total available-for-sale debt securities	$881,269	$—	$(454)	$880,815
As of December 31, 2020
Corporate bonds	$372,702	$78	$(34)	$372,746
Commercial paper	1,101,888	—	—	1,101,888
Other debt securities	148,292	6	(6)	148,292
Total available-for-sale debt securities	$1,622,882	$84	$(40)	$1,622,926

The following table presents the activity on our available-for-sale debt securities:

	For the years ended December 31,
	2021	2020	2019
Proceeds from sales	$410,918	$160,494	$435,978
Gains (losses) on sales, net	$12	$2	$549

As of December 31, 2021, we have $793.4 million of available-for-sale debt securities with contractual maturities of one year or less and $87.4 million with contractual maturities greater than one year.

Fair Value Option

The following table presents the activity on our fair value option corporate bonds:

	For the years ended December 31,
	2021	2020	2019
Proceeds from sales	$—	$32,054	$46,717
Gains (losses) on investments, net	$—	$14,980	$6,746

Equity Securities

The following table presents the activity of our equity securities:

	For the years ended December 31,
	2021	2020	2019
Proceeds from sales	$832	$14,401	$104,729
Gains (losses) on investments, net	$49,391	$(3,241)	$53,873

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of December 31, 2021
Cash equivalents (including restricted)	$7,872	$423,123	$430,995
Available-for-sale debt securities:
Corporate bonds	$—	$289,784	$289,784
Commercial paper	—	498,358	498,358
Other debt securities	14,274	78,399	92,673
Total available-for-sale debt securities	14,274	866,541	880,815
Equity securities	131,413	11,530	142,943
Total marketable investment securities, including restricted amounts	145,687	878,071	1,023,758
Less: Restricted marketable investment securities	(13,262)	—	(13,262)
Total marketable investment securities	$132,425	$878,071	$1,010,496

As of December 31, 2020
Cash equivalents (including restricted)	$416	$809,698	$810,114
Available-for-sale debt securities:
Corporate bonds	$—	$372,746	$372,746
Commercial paper	—	1,101,888	1,101,888
Other debt securities	139,486	8,806	148,292
Total available-for-sale debt securities	139,486	1,483,440	1,622,926
Equity securities	14,441	9,994	24,435
Total marketable investment securities, including restricted amounts	153,927	1,493,434	1,647,361
Less: Restricted marketable investment securities	(9,090)	—	(9,090)
Total marketable investment securities	$144,837	$1,493,434	$1,638,271

As of December 31, 2021 and 2020, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 10.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of December 31,
	2021	2020
Property and equipment, net:
Satellites, net	$1,610,623	$1,602,076
Other property and equipment, net	727,662	788,237
Total property and equipment, net	$2,338,285	$2,390,313

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Satellites

As of December 31, 2021, our satellite fleet consisted of ten geosynchronous (“GEO”) satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. Our owned S-band low-earth orbit (“LEO”) nano-satellites are not included in the table below.

The following table presents our GEO satellite fleet as of December 31, 2021:

GEO Satellite	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	10
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
Al Yah 3 (2)	Hughes	January 2018	20 W	7
EchoStar IX (3) (4)	ESS	August 2003	121 W	12
EUTELSAT 10A (“W2A”) (5)	Corporate and Other	April 2009	10 E	-
EchoStar XXI	Corporate and Other	June 2017	10.25 E	15

Finance leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
EchoStar 105/SES-11	ESS	October 2017	105 W	15
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
(4)    EchoStar IX is approaching its end of station-kept life. The Company expects to place the satellite in an inclined-orbit in the fourth quarter of 2022 or first quarter of 2023, but this ability is dependent upon events beyond our control and may not occur on schedule if at all. Inclined-orbit will extend its life but impact revenue generating capabilities.
(5)    We acquired the S-band payload on this satellite in December 2013. Prior to acquisition, the S-band payload experienced an anomaly at the time of launch and, as a result, is not fully operational.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of December 31,
		2021	2020
Satellites, net:
Satellites - owned	7 to 15	$1,806,664	$1,805,590
Satellites - acquired under finance leases	15	354,170	352,245
Construction in progress	—	541,422	409,032
Total satellites		2,702,256	2,566,867
Accumulated depreciation:
Satellites - owned		(995,962)	(890,783)
Satellites - acquired under finance leases		(95,671)	(74,008)
Total accumulated depreciation		(1,091,633)	(964,791)
Total satellites, net		$1,610,623	$1,602,076

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the depreciation expense associated with our satellites, net:

	For the years ended December 31,
	2021	2020	2019
Depreciation expense:
Satellites - owned	$105,819	$128,404	$130,705
Satellites - acquired under finance leases	23,740	27,611	25,755
Total depreciation expense	$129,559	$156,015	$156,460

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the years ended December 31,
	2021	2020	2019
Capitalized interest	$37,150	$27,369	$22,576

Construction in Progress

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as enterprise broadband services. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other segment in our segment reporting. We launched two nano-satellites in the third quarter of 2020. Following launch, both nano-satellites experienced technical anomalies that precluded them from fulfilling their intended regulatory milestone missions. We recorded an impairment of $1.7 million for the year ended December 31, 2020, related to these nano-satellites. In the second quarter of 2021, we launched our third nano-satellite.

Satellite-Related Commitments

As of December 31, 2021 and 2020 our satellite-related commitments were $342.2 million and $487.7 million, respectively. These include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) to regulatory authorizations and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the year ended December 31, 2021.

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. Our satellites and other payloads, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Fair Value of In-Orbit Incentives

As of December 31, 2021 and 2020, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $53.2 million and $55.4 million, respectively.

Other Property and Equipment, Net

The following table presents Other property and equipment, net:

	Depreciable Life (In Years)	As of December 31,
		2021	2020
Other property and equipment, net:
Land	—	$28,938	$29,055
Buildings and improvements	1 to 40	115,537	115,335
Furniture, fixtures, equipment and other	1 to 12	911,474	887,086
Customer premises equipment	2 to 4	1,778,061	1,617,053
Construction in progress		158,559	99,716
Total other property and equipment		2,992,569	2,748,245
Accumulated depreciation		(2,264,907)	(1,960,008)
Other property and equipment, net		$727,662	$788,237

The following table presents the depreciation expense associated with our other property and equipment:

	For the years ended December 31,
	2021	2020	2019
Other property and equipment depreciation expense:
Buildings and improvements	$6,036	$5,394	$5,791
Furniture, fixtures, equipment and other	90,895	94,389	90,885
Customer premises equipment	230,609	230,079	194,906
Total depreciation expense	$327,540	$329,862	$291,582

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 11.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2018	$46,787	$(16,790)	$29,997	$400,042	$430,039
Additions	12,833	—	12,833	39,491	52,324
Amortization expense	—	(3,672)	(3,672)	—	(3,672)
Currency translation adjustments	(1,169)	318	(851)	758	(93)
Balance, December 31, 2019	58,451	(20,144)	38,307	440,291	478,598
Amortization expense	—	(4,483)	(4,483)	—	(4,483)
Currency translation adjustments	2,930	(2,012)	918	3,729	4,647
Balance, December 31, 2020	61,381	(26,639)	34,742	444,020	478,762
Amortization expense	—	(4,495)	(4,495)	—	(4,495)
Currency translation adjustments	(4,244)	2,046	(2,198)	(2,303)	(4,501)
Balance, December 31, 2021	$57,137	$(29,088)	$28,049	$441,717	$469,766

Weighted-average useful life (in years)		13

Finite Lived Assets

In November 2019, we were granted an S-band spectrum license for terrestrial rights in Mexico for $7.9 million. The acquired asset is subject to amortization over a period of 15 years.

In November 2019, we also acquired Ka-band spectrum rights $4.5 million, upon consummation of the Yahsat Brazil JV Transaction, which are subject to amortization over a period of 11 years.

Future Amortization

The following table presents our estimated future amortization of our regulatory authorizations with finite lives as of December 31, 2021:

Amount
For the years ending December 31,
2022	$4,333
2023	4,333
2024	4,341
2025	4,333
2026	4,491
2027 and beyond	6,218
Total	$28,049

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

NOTE 12.    OTHER INTANGIBLE ASSETS

The following table presents our other intangible assets:

	Customer Relationships	Patents	Trademarks and Licenses	Total
Cost:
As of December 31, 2018	$270,300	$61,283	$29,700	$361,283
As of December 31, 2019	270,300	61,283	29,700	361,283
As of December 31, 2020	270,300	61,283	29,700	361,283
As of December 31, 2021	$270,300	$61,283	$29,700	$361,283

Accumulated amortization:
As of December 31, 2018	$(244,787)	$(61,004)	$(11,261)	$(317,052)
Amortization expense	(13,146)	(93)	(1,485)	(14,724)
As of December 31, 2019	(257,933)	(61,097)	(12,746)	(331,776)
Amortization expense	(9,496)	(93)	(1,485)	(11,074)
As of December 31, 2020	(267,429)	(61,190)	(14,231)	(342,850)
Amortization expense	(2,871)	(93)	(1,485)	(4,449)
As of December 31, 2021	$(270,300)	$(61,283)	$(15,716)	$(347,299)

Carrying amount:
As of December 31, 2018	$25,513	$279	$18,439	$44,231
As of December 31, 2019	$12,367	$186	$16,954	$29,507
As of December 31, 2020	$2,871	$93	$15,469	$18,433
As of December 31, 2021	$—	$—	$13,984	$13,984

Weighted-average useful life (in years)	8	6	20

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Future Amortization

The following table presents our estimated future amortization of other intangible assets as of December 31, 2021:

Amount
For the years ending December 31,
2022	$1,485
2023	1,485
2024	1,485
2025	1,485
2026	1,485
2027 and beyond	6,559
Total	$13,984

NOTE 13.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of December 31,
	2021	2020
Other investments, net:
Equity method investments	$91,226	$151,070
Other equity investments	91,636	31,662
Other debt investments, net	114,885	102,205
Total other investments, net	$297,747	$284,937

Equity Method Investments

Dish Mexico

We own 49% of Dish Mexico, a joint venture that we entered into in 2008 to provide direct-to-home satellite services in Mexico. Historically, we provided certain satellite services to Dish Mexico. However, following the consummation of the BSS Transaction, we no longer provide these services.

During the fourth quarter of 2021, we recognized a $55.3 million other-than-temporary impairment on our investment in Dish Mexico. Given changing market trends, conditions, and company-specific events, we concluded that our investment in Dish Mexico was not recoverable.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the years ended December 31,
	2021	2020	2019
Deluxe	$5,480	$4,393	$4,377
BCS	$8,278	$9,080	$8,979

The following table presents trade accounts receivable:

	As of December 31,
	2021	2020
Deluxe	$934	$716
BCS	$5,544	$9,347

We recorded cash distributions from our investments of $2.7 million for the year ended December 31, 2019. There were no cash distributions from our investments for the years ended December 31, 2021 and 2020. These cash distributions were determined to be a return on investment and reported in Net cash provided by (used for) operating activities in the Consolidated Statements of Cash Flows. We recorded an additional dividend from our investments of $2.3 million for the year ended December 31, 2019 that was considered a return of investment and reported in Net cash provided by (used for) investing activities in the Consolidated Statements of Cash Flows. There were no returns of investment during the years ended December 31, 2021 and 2020.

Other Equity Investments

The following table presents the activity on our investments:

	For the years ended December 31,
	2021	2020	2019
Gain (loss) on investments, net	$21,256	$(29,833)	$(36,700)
Other Debt Investments, Net

The following table presents our other debt investments, net:

	As of December 31,
	2021	2020
Other debt investments, net:
Cost basis	$127,433	$114,903
Discount	(9,602)	(10,185)
Allowance for credit losses	(2,946)	(2,513)
Total other debt investments, net	$114,885	$102,205

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the activity in our allowance for credit losses for these investments:

	For the years ended December 31,
	2021	2020
Balance at the beginning of the period	$2,513	$—
Credit Losses (1)	433	2,513
Balance at end of period	$2,946	$2,513
(1) The impact of adopting ASC 326 on January 1, 2020 was a $2.1 million adjustment to Accumulated earnings (losses).

The following table presents the interest income, net related to our debt investments, net:

	For the years ended December 31,
	2021	2020	2019
Interest income, net
Interest income	$17,191	$14,736	$2,500
Credit losses	(433)	(367)	—
Total interest income, net	$16,758	$14,369	$2,500

NOTE 14.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective Interest Rate	As of December 31,
		2021		2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$825,555	$750,000	$834,045
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	—%	—	—	900,000	924,003
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	838,740	750,000	852,810
Less: Unamortized debt issuance costs		(4,006)	—	(6,507)	—
Total long-term debt		1,495,994	1,664,295	2,393,493	2,610,858
Less: Current portion, net		—	—	(898,237)	(924,003)
Long-term debt, net		$1,495,994	$1,664,295	$1,495,256	$1,686,855

2021 Senior Unsecured Notes

On June 1, 2011, HSSC issued $900.0 million aggregate principal amount of 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes,”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011. The principal and interest owed on the 2021 Senior Unsecured Notes were paid off at its maturity date on June 15, 2021.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
2026 Senior Secured Notes and 2026 Senior Unsecured Notes

On July 27, 2016, HSSC issued $750.0 million aggregate principal amount of 5 1/4% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (the “2016 Secured Indenture”) and $750.0 million aggregate principal amount of 6 5/8% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (together with the 2016 Secured Indenture, the “Indentures”). The 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes are referred to collectively as the “Notes” and individually as a series of the Notes. The Notes mature on August 1, 2026. Interest on the 2026 Senior Secured Notes accrues at an annual rate of 5 1/4% and interest on the 2026 Senior Unsecured Notes accrues at an annual rate of 6 5/8%. Interest on the Notes is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

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
•effectively junior to HSSC’s obligations that are secured by assets that are not part of the collateral that secures the 2026 Senior Secured Notes to the extent of the value of the collateral securing such obligations;
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

The 2026 Senior Unsecured Notes are:

•unsecured senior obligations of HSSC;
•ranked equally with all existing and future unsubordinated indebtedness and effectively junior to any secured indebtedness up to the value of the assets securing such indebtedness;
•effectively junior to HSSC’s obligations that are secured to the extent of the value of the collateral securing such obligations;
•senior in right of payment to all existing and future obligations of HSSC that are expressly subordinated to the 2026 Senior Unsecured Notes;
•structurally junior to any existing and future obligations of any of HSSC’s subsidiaries that do not guarantee the 2026 Senior Unsecured Notes; and

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

Debt Issuance Costs

For the years ended December 31, 2021, 2020 and 2019, we amortized $2.4 million, $4.3 million and $5.9 million, respectively, of debt issuance costs incurred for all debt issuances, which are included in Interest expense, net of amounts capitalized in the Consolidated Statements of Operations.

NOTE 15.    INCOME TAXES

The following table presents the components of Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations:

	For the years ended December 31,
	2021	2020	2019
Domestic	$269,400	$108,078	$120,295
Foreign	(141,053)	(135,913)	(213,460)
Income (loss) from continuing operations before income taxes	$128,347	$(27,835)	$(93,165)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the components of Income tax benefit (provision), net, in the Consolidated Statements of Operations:

	For the years ended December 31,
	2021	2020	2019
Current benefit (provision), net:
Federal	$(9,324)	$(2,750)	$(5,089)
State	(15,171)	(4,868)	286
Foreign	(3,467)	(2,116)	(633)
Total current benefit (provision), net	$(27,962)	$(9,734)	$(5,436)

Deferred benefit (provision), net:
Federal	$(41,665)	$(9,707)	$(7,511)
State	(2,155)	3,497	(10,964)
Foreign	6,156	(8,125)	3,423
Total deferred benefit (provision), net	(37,664)	(14,335)	(15,052)
Total income tax benefit (provision), net	$(65,626)	$(24,069)	$(20,488)

The following table presents our actual tax provisions reconciled to the amounts computed by applying the statutory federal tax rate to Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations :

	For the years ended December 31,
	2021	2020	2019
Statutory rate	$(26,953)	$5,845	$19,565
State income taxes, net of federal provision (benefit)	(14,140)	(349)	(8,137)
Permanent differences	(5,804)	(2,209)	(6,531)
Tax credits	6,914	1,353	12,453
Valuation allowance	(40,743)	(44,212)	(54,251)
Rates different than statutory	18,137	17,180	18,786
Withholding tax	(646)	(766)	(2,171)
Other	(2,391)	(911)	(202)
Total income tax benefit (provision), net	$(65,626)	$(24,069)	$(20,488)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the components of our deferred tax assets and liabilities:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating losses, credit and other carryforwards	$253,767	$274,894
Unrealized losses on investments, net	44,651	43,693
Accrued expenses	31,996	21,787
Stock-based compensation	7,067	6,723
Other assets	19,776	35,689
Total deferred tax assets	357,257	382,786
Valuation allowance	(234,571)	(225,593)
Deferred tax assets after valuation allowance	$122,686	$157,193

Deferred tax liabilities:
Depreciation and amortization	$(493,093)	$(514,091)
Other liabilities	(27,860)	(1,217)
Total deferred tax liabilities	(520,953)	(515,308)
Total net deferred tax liabilities	$(398,267)	$(358,115)

Net deferred tax assets (liabilities) foreign jurisdiction	$(7,242)	$1,781
Net deferred tax assets (liabilities) domestic	(391,025)	(359,896)
Total net deferred tax assets (liabilities)	$(398,267)	$(358,115)

Overall, our net deferred tax assets were offset by a valuation allowance of $234.6 million and $225.6 million as of December 31, 2021 and 2020, respectively. The change in the valuation allowance relates to an increase in the net operating loss carryforwards of certain foreign subsidiaries and an increase to investment deferred tax assets that management does not believe will be realized; however, these increases are partially offset by a decrease due to changes in foreign exchange rates.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2021, we had net operating loss carryforwards of $684.4 million, including $682.8 million of foreign net operating loss carryforwards. The net operating loss carryforwards associated with India will begin to expire in 2027. As of December 31, 2021, we have tax credit carryforwards of $127.6 million and $99.9 million for federal and state income tax purposes, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2035.

As of December 31, 2021, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time. However, due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings, the majority of previously unremitted earnings have now been subjected to U.S. federal income tax. As of December 31, 2021 and 2020, we had net deferred tax assets related to our foreign subsidiaries of $5.4 million and $1.8 million, respectively, which were recorded in Other non-current assets, net in the Consolidated Balance Sheets.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns, we file income tax returns in all states that impose an income tax. As of December 31, 2021, we are not currently under a U.S. federal income tax examination. However, the IRS could perform tax examinations on years as early as tax year 2008. We are also subject to frequent state income tax audits and have open state examinations on years as early as tax year 2008. We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2004. As of December 31, 2021, we are currently being audited by the Indian tax authorities for fiscal years 2004 through 2018. We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

The following table presents the reconciliation of the beginning and ending amount of unrecognized income tax benefits:

	For the years ended December 31,
	2021	2020	2019
Unrecognized tax benefit balance as of beginning of period:	$150,060	$70,401	$69,540
Additions based on tax positions related to the current year	193	3,349	861
Additions based on tax positions related to prior years	105	76,882	—
Reductions based on tax positions related to prior years	(82)	(572)	—
Balance as of end of period	$150,276	$150,060	$70,401

As of December 31, 2021 and 2020, we had $150.3 million and $150.1 million, respectively, of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate. Additions based on tax positions related to prior years in 2020 include amounts in our deferred tax assets previously considered contingent liabilities related to combined state filings with DISH Network. During 2020, we and DISH Network concluded that combined state filings were no longer required. The amounts have been added to this schedule to reflect the change in filing status.

For the years ended December 31, 2021, 2020 and 2019, our income tax provision included an insignificant amount of interest and penalties.

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

Common Stock Repurchase Program

Pursuant to a stock repurchase program approved by our board of directors, we were authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2021. The following table presents information with respect to purchases made by the Company:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
Beginning Balance				$500,000
Year ended December 31, 2019	—	$—	—	500,000
Year ended December 31, 2020	1,905,906	22.79	1,905,906	456,542
Year ended December 31, 2021	10,941,872	23.90	10,941,872	194,933
Total	12,847,778	$23.74	12,847,778	$194,933
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

NOTE 17.    EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”), under which we are authorized to issue 5.0 million shares of Class A common stock. As of December 31, 2021, we had approximately 1.3 million shares of Class A common stock which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, each employee’s deductions are limited so that the maximum they may purchase under the ESPP is $25,000 in fair value of Class A common stock per year. Stock purchases are made on the last business day of each calendar quarter at 85.0% of the closing price of the Class A common stock on that date. For the years ended December 31, 2021, 2020 and 2019, employee purchases of Class A common stock through the ESPP totaled approximately 446,000 shares, 452,000 shares and 285,000 shares, respectively.

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

The following table presents our matching contributions, discretionary contributions and shares:

	For the years ended December 31,
	2021	2020	2019
Matching contributions	$5,434	$5,239	$5,095
Fair value of discretionary contributions of our Class A common stock, net of forfeitures, under 401(k) plan	$7,125	$6,921	$6,654
Approximate number of shares	336,000	160,000	181,000

NOTE 18.    STOCK-BASED COMPENSATION

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors, employees, consultants and advisors. Stock awards under these plans may include both performance-based and non-performance-based stock incentives. As of December 31, 2021, we had outstanding stock options to acquire approximately 4.8 million shares of our Class A common stock under these plans. Stock options granted prior to December 31, 2021 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant or the last trading day prior to the date of grant (if the grant date is not a trading day) and generally with a maximum term of ten years for our officers and employees and five years for our non-employee directors. While we generally issue stock awards subject to vesting, typically over five years, some stock awards have been granted with immediate or longer vesting periods or that vest only upon the achievement of certain performance objectives. Under these plans, we grant to certain of our employees awards of fully vested shares of Class A common stock under our Employee Innovator Recognition Program, which is available to all of our eligible employees. As of December 31, 2021, we had approximately 6.4 million shares of our Class A common stock available for future grant under our stock incentive plans.

In connection with the BSS Transaction, we adjusted stock options that were unexercised and outstanding as of the date of the Distribution, which resulted in an increase in the number of such options and a reduction in the exercise price of such options.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents our exercise prices for stock options outstanding and exercisable as of December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding as of December 31, 2021	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2021	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price
$0.00 - $20.00	—	0	$—	—	0	$—
$20.01 - $25.00	309,321	9	24.43	33,221	4	24.34
$25.01 - $30.00	442,635	1	29.46	425,635	1	29.62
$30.01 - $35.00	616,374	5	32.76	415,065	4	33.49
$35.01 - $40.00	1,503,054	7	38.77	786,480	6	38.65
$40.01 - $45.00	1,006,518	3	42.22	1,001,942	3	42.22
$45.01 - $50.00	863,829	5	48.55	676,675	5	48.61
$50.01 - $55.00	57,524	5	52.68	47,156	4	52.70
	4,799,255	5	38.86	3,386,174	4	39.98

Stock Award Activity

The following table presents our stock option activity:

	For the years ended December 31,
	2021		2020		2019
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	4,804,891	$39.48	4,812,644	$43.40	5,013,038	$41.80
Granted	325,500	24.49	180,500	30.39	1,959,597	38.12
Exercised	(22,264)	18.32	(45,170)	18.93	(1,986,937)	33.89
Forfeited and canceled	(308,872)	34.79	(143,083)	41.58	(173,054)	48.99
Total options outstanding, end of period	4,799,255	38.86	4,804,891	39.48	4,812,644	43.40
Exercisable at end of period	3,386,174	39.99	3,045,000	39.42	2,510,947	38.76

The following table presents our additional share-based compensation disclosures:

	For the years ended December 31,
	2021	2020	2019
Tax benefits from stock options exercised	$304	$173	$6,989
Aggregate intrinsic value of our stock options exercised	$238	$603	$17,101

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Stock-Based Compensation

The following table presents our total non-cash, stock-based compensation expense:

	For the years ended December 31,
	2021	2020	2019
Stock-based compensation expense:
Research and development expenses	$530	$551	$465
Selling, general and administrative expenses	7,169	8,327	8,860
Total stock-based compensation expense	$7,699	$8,878	$9,325

The income tax benefits related to stock-based compensation expense was $1.5 million, $1.7 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $10.9 million. This amount is based on an estimated future forfeiture rate of 2.0% per year and will be recognized over a weighted-average period of approximately two years.

Valuation of Stock Options

The fair value of each stock option granted for the years ended December 31, 2021, 2020 and 2019 was estimated at the date of the grant using a Black-Scholes option valuation model. The following table presents the estimated grant-date fair values and related assumptions:

For the years ended December 31,
	2021	2020	2019
Assumptions:
Risk-free interest rate	0.48% - 1.11%	0.25% - 1.72%	1.83% - 2.54%
Volatility	29.91% - 34.51%	24.32% - 30.07%	23.58% - 30.95%
Expected term of options (in years)	4.0 - 5.9	4.0 - 5.9	5.7 - 5.8
Weighted-average grant-date fair value	$6.20 - $8.32	$6.56 - $11.63	$10.22 - $14.49

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

Based on the closing market price of our Class A common stock on December 31, 2021, the aggregate intrinsic value of our stock options was $0.6 million for options outstanding and $0.1 million for options exercisable as of December 31, 2021.

NOTE 19.    RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar Corporation and DISH have operated as separate publicly-traded companies since 2008 (the “Spin-off”). A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family.

In January 2017, we and certain of our subsidiaries entered into the Share Exchange Agreement with DISH and certain of its subsidiaries pursuant to which, in February 2017, we received all of the shares of the Tracking Stock,

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
representing an 80% economic interest in the residential retail satellite broadband business of our Hughes segment, in the Share Exchange. The Tracking Stock was retired in March 2017.

In September 2019, pursuant to the Master Transaction Agreement with DISH and the Merger Sub, we completed the BSS Transaction.

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the years ended December 31,
	2021	2020	2019
Services and other revenue - DISH Network	$33,884	$36,531	$53,429

The following table presents the related trade accounts receivable:

	As of December 31,
	2021	2020
Trade accounts receivable - DISH Network	$4,244	$5,612

Satellite Capacity Leased to DISH Network. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

Telesat Obligation Agreement. In September 2009, we entered into the Telesat Transponder Agreement. In September 2009, we entered into the DISH Nimiq 5 Agreement. Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service. We transferred the Telesat Transponder Agreement to DISH Network in September 2019 as part of the BSS Transaction; however, we retained certain obligations related to DISH Network’s performance under that agreement and we entered into an agreement with DISH Network whereby DISH Network compensates us for retaining such obligations.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Real Estate Leases to DISH Network. We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases or subsequent amendments. Additionally, DISH Network compensates us for its portion of the taxes, insurance, utilities and/or maintenance of the premises. The terms of each of the leases are set forth below:

•100 Inverness Occupancy License Agreement — In March 2017, we and DISH Network entered into a license agreement for DISH Network to use certain of our space at 100 Inverness Terrace East, Englewood, Colorado for an initial period ending in December 2020. Effective December 2020, we amended this agreement to extend the license until December 2021. Effective December 2021, we amended this agreement to extend the license until December 2022. This agreement may be terminated by either party upon 180 days’ prior notice. Subsequent to December 2022, this agreement will be converted to a month-to-month lease agreement unless extended by mutual consent or terminated by one of the parties upon 30 days’ notice. In connection with the BSS Transaction, we transferred to DISH Network the Englewood Satellite Operations Center located at 100 Inverness Terrace East, including any and all equipment, hardware licenses, software, processes, software licenses, furniture and technical documentation associated with the satellites transferred in the BSS Transaction.

•Meridian Lease Agreement — The lease for all of 9601 S. Meridian Blvd., Englewood, Colorado was originally for a period ending in December 2016. We and DISH Network have amended this lease over time to, among other things, extend the term through December 2022. After December 2022, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the years ended December 31,
	2021	2020	2019
Operating expenses - DISH Network	$5,935	$5,793	$5,198

The following table presents the related trade accounts payable:

	As of December 31,
	2021	2020
Trade accounts payable - DISH Network	$503	$752

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, we and DISH Network agreed that we continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from us (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement (as amended to date, the “Amended and Restated Professional Services Agreement”) to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, we and DISH further amended the Amended and Restated Professional Services Agreement to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. The term of the Amended and Restated Professional Services Agreement is through January 1, 2023 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH Network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

Real Estate Leases from DISH Network. We have entered into lease agreements pursuant to which we lease certain real estate from DISH Network. The rent on a per square foot basis is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease or subsequent amendments and includes our portion of the taxes, insurance, utilities and/or maintenance of the premises. The terms of each of the leases are set forth below:

•Cheyenne Lease Agreement — Effective March 2017, we entered into a lease with DISH Network for certain space at 530 EchoStar Drive in Cheyenne, Wyoming for an initial period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one-year period ending in February 2020. In connection with the BSS Transaction, we transferred the Cheyenne Satellite Operations Center, including any equipment, software licenses, and furniture located within, to DISH Network and amended this lease to reduce the space provided to us for the Cheyenne Satellite Access Center for a period ending in September 2021. In March 2021, we exercised our option to renew this lease for a one-year period ending September 2022 and amended the lease to provide us the option to renew this lease for up to three additional years. In November 2021, we exercised our option to renew this lease for a one-year period ending September 2023.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Collocation and Antenna Space Agreements. We and DISH Network entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements to be effective May 2021. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In November 2021, we exercised our right to renew the collocation agreements at Gilbert, Arizona, Cheyenne, Wyoming, Spokane, Washington, Englewood, Colorado and Monee, Illinois for a period ending in February 2025. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $8.4 million, $16.6 million and $17.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Referral Marketing Agreement. In June 2021, we and DISH Network entered into an agreement pursuant to which we will pre-qualify prospects contacting Hughes call centers and transfer those prospects to DISH Network for introduction to DISH Network’s video services, for prospects that convert Hughes will receive a commission. This agreement has an indefinite term and, after June 2022, may be terminated by either party upon 90 days’ prior written notice.
Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of December 31,
	2021	2020
Other receivables - DISH Network, current	$12,705	$—
Other receivables - DISH Network, noncurrent	$77,920	$92,680

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

In August 2018, we and DISH Network amended the Tax Sharing Agreement and the 2013 agreements (the “Tax Sharing Amendment”). Under the Tax Sharing Amendment, to the extent permitted by applicable tax law, DISH Network is entitled to apply the benefit of our 2009 net operating losses (the “SATS 2009 NOLs”) to DISH Network’s federal tax return for the year ended December 31, 2008, in exchange for DISH Network paying us over time the value of the net annual federal income taxes paid by us that would have been otherwise offset by the SATS 2009 NOLs. The Tax Sharing Amendment also requires us and DISH Network to pay the other for the benefits of certain past and future federal research and development tax credits that we or DISH Network receive or received as a result of being part of a controlled group under the Code, and requires DISH Network to compensate us for certain past tax losses utilized by DISH Network and for certain past and future excess California research and development tax credits generated by us and used by DISH Network. In addition, the Tax Sharing Amendment extends the term of the State Tax Arrangement to the earlier of termination of the Tax Sharing Agreement, a change

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
in control of either us or DISH Network or, for any particular state, if we and DISH Network no longer file a combined tax return for such state.

We and DISH Network filed combined income tax returns in certain states from 2008 through 2019. We have earned and recognized tax benefits for certain state income tax credits that we would be unable to fully utilize currently if we had filed separately from DISH Network. We have charged Additional paid-in capital in prior periods when DISH Network has utilized such tax benefits. We expect to increase Additional paid-in capital upon receipt of any consideration that DISH Network pays to us in exchange for these tax credits. For the years ended December 31, 2020 and 2019, DISH Network has utilized tax benefits of $2.2 million and tax provisions of $1.6 million, respectively.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 20. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2021. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $1.9 million, $4.4 million and $12.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2020, we had $0.4 million of trade accounts receivable from TSI.

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, served as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP from September 2017 until April 2019 and from September 2017 until December 2019, respectively. In August 2018, we and Global IP amended the agreement to: (i) change certain of the equipment and services to be provided to Global IP, (ii) modify certain payment terms, (iii) provide Global IP an option to use one of our test lab facilities and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We have not recognized any revenue since the termination of this agreement. As of December 31, 2021 and 2020, we were owed $7.5 million from Global IP.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined our board of directors in March 2019, served as a consultant and advisor to Maxar Technologies Inc. and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture and certain other services of the EchoStar IX satellite, the EchoStar XVII satellite, the EchoStar XIX satellite, the EchoStar XXI satellite and the EchoStar XXIV satellite and our former EchoStar XI satellite, EchoStar XIV satellite, EchoStar XVI satellite and EchoStar XXIII satellite. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $19.7 million, $23.9 million and $90.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. At both December 31, 2021 and 2020, we had no trade payable to Maxar Tech.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 21.    COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments Due in the Years Ending December 31,
	Total (6)(7)	2022	2023	2024	2025	2026	Thereafter
Long-term debt (1)	$1,500,000	$—	$—	$—	$—	$1,500,000	$—
Interest on long-term debt (2)	445,315	89,063	89,063	89,063	89,063	89,063	—
Satellite-related commitments (3)	342,173	140,843	24,847	22,705	23,121	21,652	109,005
Operating lease obligations (4)	202,345	24,014	23,479	20,278	16,428	15,564	102,582
Finance lease obligations (5)	130	130	—	—	—	—	—
Total	$2,489,963	$254,050	$137,389	$132,046	$128,612	$1,626,279	$211,587
(1)    Assumes all long-term debt is outstanding until scheduled maturity.
(2) Includes interest on long-term debt.
(3) Includes payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.
(4)    Operating leases consist primarily of leases for office space, data centers and satellite-related ground infrastructure.
(5) Finance leases consist primarily of leases for satellite capacity.
(6) The table excludes amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our non-current liabilities as the timing of any payments is uncertain.
(7) The table excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar Corporation; our subsidiary Hughes Satellite Systems Corporation (“HSSC”); our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar Corporation’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and HSSC’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021. On December 9, 2021, the Court held a final settlement hearing. On December 10, 2021, the Court issued an Order granting final approval of the settlement agreement.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

The following table presents the components of the accrual:

	As of December 31,
	2021	2020
Additional license fees	$3,812	$3,890
Penalties	3,912	3,992
Interest and interest on penalties	81,389	76,871
Less: Payments	(8,451)	(2,975)
Total accrual	$80,662	$81,778

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

NOTE 22.    SEGMENT REPORTING

Business segments are components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We operate in two business segments, Hughes segment and ESS segment.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”).

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2021
External revenue	$1,956,226	$17,295	$12,199	$1,985,720
Intersegment revenue	—	384	(384)	—
Total revenue	$1,956,226	$17,679	$11,815	$1,985,720

Capital expenditures	$296,303	$—	$142,127	$438,430
EBITDA	$781,824	$9,185	$(88,468)	$702,541

For the year ended December 31, 2020
External revenue	$1,860,834	$16,237	$10,836	$1,887,907
Intersegment revenue	—	1,161	(1,161)	—
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907

Capital expenditures	$355,197	$41	$53,560	$408,798
EBITDA	$727,608	$7,873	$(118,606)	$616,875

For the year ended December 31, 2019
External revenue	$1,852,742	$15,131	$18,208	$1,886,081
Intersegment revenue	—	1,126	(1,126)	—
Total revenue	$1,852,742	$16,257	$17,082	$1,886,081

Capital expenditures	$308,781	$—	$109,293	$418,074
EBITDA	$625,660	$6,994	$(55,055)	$577,599

The following table reconciles Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the years ended December 31,
	2021	2020	2019
Income (loss) from continuing operations before income taxes	$128,347	$(27,835)	$(93,165)
Interest income, net	(22,801)	(39,982)	(82,352)
Interest expense, net of amounts capitalized	95,512	147,927	251,016
Depreciation and amortization	491,329	525,011	490,765
Net loss (income) attributable to non-controlling interests	10,154	11,754	11,335
EBITDA	$702,541	$616,875	$577,599

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Geographic Information

The following table summarizes total long-lived assets attributed to the North America, South and Central America and other foreign locations:

	As of December 31,
	2021	2020
Long-lived assets:
North America	$2,959,316	$2,954,421
South and Central America	267,429	311,063
Other	106,376	133,621
Total long-lived assets	$3,333,121	$3,399,105

NOTE 23.    SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the years ended December 31,
	2021	2020	2019
Cost of sales - equipment	$29,636	$19,788	$24,495
Research and development expenses	$31,777	$29,448	$25,739

Advertising Costs

We incurred advertising expense of $82.4 million, $65.1 million and $88.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Cash and Cash Equivalents and Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash, as presented in the Consolidated Balance Sheets to the total of the same as presented in the Consolidated Statements of Cash Flows:

	For the years ended December 31,
	2021	2020	2019
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$896,005	$1,519,431	$928,306
Restricted cash	807	2,458	1,189
Total cash and cash equivalents, included restricted amounts, beginning of period	$896,812	$1,521,889	$929,495

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$535,894	$896,005	$1,519,431
Restricted cash	980	807	2,458
Total cash and cash equivalents, included restricted amounts, end of period	$536,874	$896,812	$1,521,889

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of December 31,
	2021	2020
Other current assets, net:
Trade accounts receivable - DISH Network	$4,244	$5,612
Inventory	103,084	97,992
Prepaids and deposits	57,287	55,381
Other receivables - DISH Network	12,705	—
Other, net	21,124	30,836
Total other current assets	$198,444	$189,821

Other non-current assets, net:
Other receivables - DISH Network	$77,920	$92,680
Restricted marketable investment securities	13,262	9,090
Restricted cash	980	807
Deferred tax assets, net	5,417	1,781
Capitalized software, net	124,701	116,661
Contract acquisition costs, net	82,986	99,837
Contract fulfillment costs, net	1,721	2,580
Other, net	31,254	29,485
Total other non-current assets, net	$338,241	$352,921

The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the years ended December 31,
	2021		2020
	Other current assets, net	Other non-current assets, net	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$1,747	$12,869	$—	$—
Credit losses (1)	—	3,328	1,595	13,378
Foreign currency translation	(1,747)	1,159	152	(509)
Deductions	—	(647)	—	—
Balance at end of period	$—	$16,709	$1,747	$12,869
1)    The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of December 31,
	2021	2020
Accrued expenses and other current liabilities:
Trade accounts payable - DISH Network	$503	$752
Accrued interest	39,395	42,388
Accrued compensation	63,935	62,299
Accrued taxes	11,738	20,297
Operating lease obligation	16,781	14,699
Accrual for license fee dispute	11,178	81,778
Other	65,912	77,786
Total accrued expenses and other current liabilities	$209,442	$299,999

Other non-current liabilities:
Accrual for license fee dispute	$69,484	$—
Other	66,942	70,893
Total other non-current liabilities	$136,426	$70,893

Inventory

The following table presents the components of inventory:

	As of December 31,
	2021	2020
Raw materials	$13,778	$4,564
Work-in-process	11,705	8,280
Finished goods	77,601	85,148
Total inventory	$103,084	$97,992

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Capitalized Software Costs

The following tables present the activity related to our capitalized software cost:

	As of December 31,
	2021	2020
Net carrying amount of externally marketed software	$124,701	$116,661
Externally marketed software under development and not yet placed into service	$57,357	$72,047

	For the years ended December 31,
	2021	2020	2019
Capitalized costs related to development of externally marketed software	$33,543	$38,655	$29,310
Amortization expense relating to externally marketed software	$25,288	$23,780	$24,284
Weighted-average useful life (in years)	4

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the years ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$87,901	$139,280	$195,331
Cash paid for income taxes	$29,420	$15,254	$3,575

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$7,125	$6,921	$6,654
Increase (decrease) in capital expenditures included in accounts payable, net	$381	$(6,935)	$(11,111)
Non-cash assets exchanged for BSS Transaction	$—	$—	$532,855
Non-cash net assets received in exchange for a 20% ownership interest in our existing Brazilian subsidiary	$—	$—	$94,918

NOTE 24.    SUBSEQUENT EVENT

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti will contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to our two existing Indian subsidiaries that conduct our VSAT services and hardware business. On January 4, 2022, the formation of this joint venture was announced, with Bharti obtaining a 33% ownership interest in the combined business. The joint venture combines the VSAT businesses of both companies to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation.