Form 10-Q
period 2022-03-31
EchoStar CORP
filed 2022-05-05
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022.

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

As of April 28, 2022, the registrant’s outstanding common stock consisted of 37,228,906 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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
i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$889,199	$535,894
Marketable investment securities	634,593	1,010,496
Trade accounts receivable and contract assets, net	199,306	182,063
Other current assets, net	209,905	198,444
Total current assets	1,933,003	1,926,897
Non-current assets:
Property and equipment, net	2,376,143	2,338,285
Operating lease right-of-use assets	150,980	149,198
Goodwill	535,394	511,086
Regulatory authorizations, net	470,329	469,766
Other intangible assets, net	17,792	13,984
Other investments, net	350,318	297,747
Other non-current assets, net	335,794	338,241
Total non-current assets	4,236,750	4,118,307
Total assets	$6,169,753	$6,045,204

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$109,390	$109,338
Contract liabilities	138,201	141,343
Accrued expenses and other current liabilities	176,083	209,442
Total current liabilities	423,674	460,123
Non-current liabilities:
Long-term debt, net	1,496,185	1,495,994
Deferred tax liabilities, net	430,808	403,684
Operating lease liabilities	136,723	134,897
Other non-current liabilities	124,450	136,426
Total non-current liabilities	2,188,166	2,171,001
Total liabilities	2,611,840	2,631,124

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both March 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 58,441,449 shares issued and 37,646,656 shares outstanding at March 31, 2022 and 58,059,622 shares issued and 38,726,923 shares outstanding at December 31, 2021	58	58
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both March 31, 2022 and 2021	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both March 31, 2022 and 2021	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both March 31, 2022 and 2021	—	—
Additional paid-in capital	3,343,056	3,345,878
Accumulated other comprehensive income (loss)	(173,280)	(212,102)
Accumulated earnings (losses)	747,899	656,466
Treasury shares, at cost	(471,582)	(436,521)
Total EchoStar Corporation stockholders' equity	3,446,199	3,353,827
Non-controlling interests	111,714	60,253
Total stockholders' equity	3,557,913	3,414,080
Total liabilities and stockholders' equity	$6,169,753	$6,045,204
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenue:
Services and other revenue	$418,811	$430,337
Equipment revenue	82,723	52,245
Total revenue	501,534	482,582
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	141,129	132,789
Cost of sales - equipment (exclusive of depreciation and amortization)	69,114	45,151
Selling, general and administrative expenses	118,170	114,119
Research and development expenses	7,617	7,545
Depreciation and amortization	120,436	129,286
Impairment of long-lived assets	—	230
Total costs and expenses	456,466	429,120
Operating income (loss)	45,068	53,462
Other income (expense):
Interest income, net	6,422	5,949
Interest expense, net of amounts capitalized	(14,973)	(34,667)
Gains (losses) on investments, net	80,686	78,600
Equity in earnings (losses) of unconsolidated affiliates, net	(1,714)	1,374
Foreign currency transaction gains (losses), net	6,394	(4,069)
Other, net	(156)	(930)
Total other income (expense), net	76,659	46,257
Income (loss) before income taxes	121,727	99,719
Income tax benefit (provision), net	(32,782)	(22,147)
Net income (loss)	88,945	77,572
Less: Net loss (income) attributable to non-controlling interests	2,488	947
Net income (loss) attributable to EchoStar Corporation common stock	$91,433	$78,519

Earnings (losses) per share - Class A and B common stock:
Basic	$1.07	$0.84
Diluted	$1.06	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Net income (loss)	$88,945	$77,572
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	48,945	(26,197)
Unrealized gains (losses) on available-for-sale securities	(567)	(86)
Other	—	(6,920)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	—	(7)
Total other comprehensive income (loss), net of tax	48,378	(33,210)
Comprehensive income (loss)	137,323	44,362
Less: Comprehensive loss (income) attributable to non-controlling interests	(7,068)	6,557
Comprehensive income (loss) attributable to EchoStar Corporation	$130,255	$50,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, December 31, 2020	$105	$3,321,426	$(187,876)	$583,591	$(174,912)	$64,916	$3,607,250
Issuances of Class A common stock:
Employee benefits	1	7,124	—	—	—	—	7,125
Employee Stock Purchase Plan	—	2,486	—	—	—	—	2,486
Stock-based compensation	—	2,011	—	—	—	—	2,011
Contribution by non-controlling interest holder	—	—	—	—	—	5,400	5,400
Other comprehensive income (loss)	—	—	(27,600)	—	—	(5,610)	(33,210)
Net income (loss)	—	—	—	78,519	—	(947)	77,572
Treasury share repurchase	—	—	—	—	(110,769)	—	(110,769)
Balance, March 31, 2021	$106	$3,333,047	$(215,476)	$662,110	$(285,681)	$63,759	$3,557,865

Balance, December 31, 2021	$106	$3,345,878	$(212,102)	$656,466	$(436,521)	$60,253	$3,414,080
Issuances of Class A common stock:
Employee benefits	—	7,041	—	—	—	—	7,041
Employee Stock Purchase Plan	—	2,367	—	—	—	—	2,367
Stock-based compensation	—	1,860	—	—	—	—	1,860
Issuance of equity and contribution of assets pursuant to the India JV formation	—	(14,090)	—	—	—	44,393	30,303
Other comprehensive income (loss)	—	—	38,822	—	—	9,556	48,378
Net income (loss)	—	—	—	91,433	—	(2,488)	88,945
Treasury share repurchase	—	—	—	—	(35,061)	—	(35,061)
Balance, March 31, 2022	$106	$3,343,056	$(173,280)	$747,899	$(471,582)	$111,714	$3,557,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$88,945	$77,572
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	120,436	129,286
Impairment of long-lived assets	—	230
Losses (gains) on investments, net	(80,686)	(78,600)
Equity in losses (earnings) of unconsolidated affiliates, net	1,714	(1,374)
Foreign currency transaction losses (gains), net	(6,394)	4,069
Deferred tax provision (benefit), net	25,538	18,370
Stock-based compensation	1,860	2,011
Amortization of debt issuance costs	191	1,118
Other, net	(2,528)	11,551
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(8,480)	(6,090)
Other current assets, net	(3,340)	(1,736)
Trade accounts payable	7,046	(18,375)
Contract liabilities	(3,142)	7,938
Accrued expenses and other current liabilities	(27,033)	(27,447)
Non-current assets and non-current liabilities, net	(9,774)	(1,636)
Net cash provided by (used for) operating activities	104,353	116,887

Cash flows from investing activities:
Purchases of marketable investment securities	(88,578)	(389,071)
Sales and maturities of marketable investment securities	492,812	1,361,632
Expenditures for property and equipment	(112,138)	(179,235)
Expenditures for externally marketed software	(5,093)	(7,846)
India JV formation	(7,892)	—
Purchase of other investments	—	(50,000)
Sales of other investments	—	1,500
Net cash provided by (used for) investing activities	279,111	736,980

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	—	(62,588)
Payment of finance lease obligations	(85)	(329)
Payment of in-orbit incentive obligations	(1,444)	(1,104)
Proceeds from Class A common stock issued under the Employee Stock Purchase Plan	2,367	2,486
Treasury share repurchase	(33,307)	(107,862)
Contribution by non-controlling interest holder	—	5,400
Other, net	—	(292)
Net cash provided by (used for) financing activities	(32,469)	(164,289)

Effect of exchange rates on cash and cash equivalents	3,480	(1,808)
Net increase (decrease) in cash and cash equivalents	354,475	687,770
Cash and cash equivalents, including restricted amounts, beginning of period	536,874	896,812
Cash and cash equivalents, including restricted amounts, end of period	$891,349	$1,584,582

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

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, and satellite services. We also deliver innovative network technologies, managed services and communications solutions for enterprise customers, which include aeronautical and government enterprises. We operate in the following two business segments:

•Hughes segment — which provides broadband satellite technologies and broadband internet services to domestic and international consumer customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to service providers and enterprise customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.
•Echostar Satellite Services segment (“ESS segment”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other segment in our segment reporting. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 15. Segment Reporting for further detail.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this new guidance on our Consolidated Financial Statements.

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	March 31, 2022	December 31, 2021
Trade accounts receivable and contract assets, net:
Sales and services	$160,325	$154,676
Leasing	5,722	5,668
Total trade accounts receivable	166,047	160,344
Contract assets	49,783	36,307
Allowance for doubtful accounts	(16,524)	(14,588)
Total trade accounts receivable and contract assets, net	$199,306	$182,063

Contract liabilities:
Current	$138,201	$141,343
Non-current	10,292	10,669
Total contract liabilities	$148,493	$152,012

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended March 31,
	2022	2021
Revenue	$88,947	$63,081
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the three months ended March 31,
	2022	2021
Balance at beginning of period	$82,986	$99,837
Additions	15,788	18,400
Amortization expense	(20,197)	(22,769)
Foreign currency translation	1,995	(875)
Balance at end of period	$80,572	$94,593

Performance Obligations

As of March 31, 2022, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $890.4 million. Performance obligations expected to be satisfied within one year and greater than one year are 48.0% and 52.0%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2022
North America	$399,422	$4,474	$2,947	$406,843
South and Central America	42,872	—	—	42,872
Other	51,812	—	7	51,819
Total revenue	$494,106	$4,474	$2,954	$501,534

For the three months ended March 31, 2021
North America	$398,759	$4,089	$2,612	$405,460
South and Central America	43,030	—	—	43,030
Other	34,070	—	22	34,092
Total revenue	$475,859	$4,089	$2,634	$482,582

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2022
Services and other revenue:
Services	$400,402	$2,935	$1,519	$404,856
Lease revenue	10,987	1,539	1,429	13,955
Total services and other revenue	411,389	4,474	2,948	418,811
Equipment revenue:
Equipment	25,885	—	6	25,891
Design, development and construction services	55,905	—	—	55,905
Lease revenue	927	—	—	927
Total equipment revenue	82,717	—	6	82,723
Total revenue	$494,106	$4,474	$2,954	$501,534

For the three months ended March 31, 2021
Services and other revenue:
Services	$413,519	$2,690	$1,091	$417,300
Lease revenue	10,101	1,399	1,537	13,037
Total services and other revenue	423,620	4,089	2,628	430,337
Equipment revenue:
Equipment	28,521	—	6	28,527
Design, development and construction services	21,636	—	—	21,636
Lease revenue	2,082	—	—	2,082
Total equipment revenue	52,239	—	6	52,245
Total revenue	$475,859	$4,089	$2,634	$482,582

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended March 31,
	2022	2021
Sales-type lease revenue:
Revenue at lease commencement	$638	$2,082
Interest income	289	73
Total sales-type lease revenue	927	2,155
Operating lease revenue	13,955	12,964
Total lease revenue	$14,882	$15,119

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 4.    BUSINESS COMBINATIONS

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti agreed to contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to Hughes Communications India Private Limited (“HCIPL”) and its subsidiaries, our less than wholly owned Indian subsidiaries, that conduct our VSAT services and hardware business in India. On January 4, 2022, this joint venture was formed (the “India JV”) and subsequent to the formation of the India JV, we hold a 67% ownership interest and Bharti holds a 33% ownership interest in HCIPL. The India JV combines the VSAT businesses of both companies to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation in India. The results of operations related to the India JV have been included in these Consolidated Financial Statements from the date of formation. The costs associated with the closing of the India JV were not material and were expensed as incurred.

The fair value of the consideration transferred was $38.2 million. Net cash paid was $7.9 million, inclusive of amounts paid for the acquisition of, or of HCIPL shares from, entities that were shareholders of HCIPL prior to closing the India JV.

All assets and liabilities acquired in the India JV formation have been recorded at fair value. The following table presents our preliminary allocation of the purchase price:

Amounts
Assets:
Trade accounts receivable and contract assets, net	$6,160
Other current assets	2,085
Property and equipment	4,669
Goodwill	23,086
Other intangible assets	4,428
Total assets	$40,428

Liabilities:
Trade accounts payable	$133
Accrued expenses and other current liabilities	986
Deferred tax liabilities	1,114
Total liabilities	$2,233

Total purchase price	$38,195

The preliminary valuation of assets acquired and liabilities assumed in the India JV were derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation, and resulted in a customer relationship intangible of $4.4 million with an estimated life of 5 years and is reported in Other intangible assets, net.
Goodwill associated with the India JV is attributable to expected synergies, the projected long-term business growth in current and new markets and an assembled workforce. Goodwill has been allocated entirely to our Hughes segment.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 5.    EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS for our Class A and B common stock:

	For the three months ended March 31,
	2022	2021
Net income (loss) attributable to EchoStar Corporation common stock	$91,433	$78,519

Weighted-average common shares outstanding:
Basic	85,846	93,871
Dilutive impact of stock awards outstanding	33	25
Diluted	85,879	93,896

Earnings (losses) per share:
Basic	$1.07	$0.84
Diluted	$1.06	$0.84

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our weighted-average common shares outstanding:

	For the three months ended March 31,
	2022	2021
Number of shares	4,650	4,750

NOTE 6.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	March 31, 2022	December 31, 2021
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$194,074	$289,784
Commercial paper	221,670	498,358
Other debt securities	45,950	92,673
Total available-for-sale debt securities	461,694	880,815
Equity securities	186,226	142,943
Total marketable investment securities, including restricted amounts	647,920	1,023,758
Less: Restricted marketable investment securities	(13,327)	(13,262)
Total marketable investment securities	$634,593	$1,010,496

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2022
Corporate bonds	$194,877	$—	$(803)	$194,074
Commercial paper	221,670	—	—	221,670
Other debt securities	46,169	—	(219)	45,950
Total available-for-sale debt securities	$462,716	$—	$(1,022)	$461,694
As of December 31, 2021
Corporate bonds	$290,169	$—	$(385)	$289,784
Commercial paper	498,358	—	—	498,358
Other debt securities	92,742	—	(69)	92,673
Total available-for-sale debt securities	$881,269	$—	$(454)	$880,815

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended March 31,
	2022	2021
Proceeds from sales	$29,018	$181,995

As of March 31, 2022, we have $448.0 million of available-for-sale debt securities with contractual maturities of one year or less and $13.7 million with contractual maturities greater than one year.

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended March 31,
	2022	2021
Gains (losses) on investments, net	$31,015	$65,568

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of March 31, 2022
Cash equivalents (including restricted)	$20,995	$766,867	$787,862
Available-for-sale debt securities:
Corporate bonds	$—	$194,074	$194,074
Commercial paper	—	221,670	221,670
Other debt securities	14,148	31,802	45,950
Total available-for-sale debt securities	14,148	447,546	461,694
Equity securities	175,404	10,822	186,226
Total marketable investment securities, including restricted amounts	189,552	458,368	647,920
Less: Restricted marketable investment securities	(13,327)	—	(13,327)
Total marketable investment securities	$176,225	$458,368	$634,593

As of December 31, 2021
Cash equivalents (including restricted)	$7,872	$423,123	$430,995
Available-for-sale debt securities:
Corporate bonds	$—	$289,784	$289,784
Commercial paper	—	498,358	498,358
Other debt securities	14,274	78,399	92,673
Total available-for-sale debt securities	14,274	866,541	880,815
Equity securities	131,413	11,530	142,943
Total marketable investment securities, including restricted amounts	145,687	878,071	1,023,758
Less: Restricted marketable investment securities	(13,262)	—	(13,262)
Total marketable investment securities	$132,425	$878,071	$1,010,496

As of March 31, 2022 and December 31, 2021, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 7.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	March 31, 2022	December 31, 2021
Property and equipment, net:
Satellites, net	$1,643,431	$1,610,623
Other property and equipment, net	732,712	727,662
Total property and equipment, net	$2,376,143	$2,338,285

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellites

As of March 31, 2022, our satellite fleet consisted of ten geosynchronous (“GEO”) satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. Our owned S-band low-earth orbit (“LEO”) nano-satellites are not included in the table below.

The following table presents our GEO satellite fleet as of March 31, 2022:

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
(1)    Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed the acquisition of Hughes Communications, Inc. (“Hughes Communications”) and its subsidiaries (the “Hughes Acquisition”).
(2) Upon consummation of our joint venture with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in November 2019, we acquired the Brazilian Ka-band payload on this satellite. Depreciable life represents the remaining useful life as of November 2019.
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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		March 31, 2022	December 31, 2021
Satellites, net:
Satellites - owned	7 to 15	$1,813,485	$1,806,664
Satellites - acquired under finance leases	15	370,728	354,170
Construction in progress	—	588,930	541,422
Total satellites		2,773,143	2,702,256
Accumulated depreciation:
Satellites - owned		(1,022,318)	(995,962)
Satellites - acquired under finance leases		(107,394)	(95,671)
Total accumulated depreciation		(1,129,712)	(1,091,633)
Total satellites, net		$1,643,431	$1,610,623

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended March 31,
	2022	2021
Depreciation expense:
Satellites - owned	$24,196	$32,161
Satellites - acquired under finance leases	5,987	7,201
Total depreciation expense	$30,183	$39,362

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended March 31,
	2022	2021
Capitalized interest	$10,382	$8,563

Construction in Progress

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (the “HughesNet service”) in North, Central and South America as well as enterprise broadband services. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other segment in our segment reporting.

Satellite-Related Commitments

As of March 31, 2022 and December 31, 2021 our satellite-related commitments were $299.8 million and $342.2 million, respectively. These include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended March 31, 2022.

Fair Value of In-Orbit Incentives

As of March 31, 2022 and December 31, 2021, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $51.7 million and $53.2 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 8.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2020	$61,381	$(26,639)	$34,742	$444,020	$478,762
Amortization expense	—	(1,134)	(1,134)	—	(1,134)
Currency translation adjustments	(2,345)	1,124	(1,221)	(315)	(1,536)
Balance, March 31, 2021	$59,036	$(26,649)	$32,387	$443,705	$476,092

Balance, December 31, 2021	$57,137	$(29,088)	$28,049	$441,717	$469,766
Amortization expense	—	(1,071)	(1,071)	—	(1,071)
Currency translation adjustments	(40)	358	318	1,316	1,634
Balance, March 31, 2022	$57,097	$(29,801)	$27,296	$443,033	$470,329

Weighted-average useful life (in years)		13

NOTE 9.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	March 31, 2022	December 31, 2021
Other investments, net:
Equity method investments	$89,511	$91,226
Other equity investments	141,307	91,636
Other debt investments, net	119,500	114,885
Total other investments, net	$350,318	$297,747

Equity Method Investments

Dish Mexico

We own 49% of DISH Mexico, S. de R.L. de C.V. and its subsidiaries (“Dish Mexico”), a joint venture that we entered into in 2008 to provide direct-to-home satellite services in Mexico. During the fourth quarter of 2021, we concluded that our investment in Dish Mexico was not recoverable.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended March 31,
	2022	2021
Deluxe	$1,323	$1,631
BCS	$1,771	$1,348

The following table presents trade accounts receivable:

	As of
	March 31, 2022	December 31, 2021
Deluxe	$1,040	$934
BCS	$6,575	$5,544

Other Equity Investments

The following table presents the activity on our investments:

	For the three months ended March 31,
	2022	2021
Gain (loss) on investments, net	$49,671	$14,156
NOTE 10.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		March 31, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$765,668	$750,000	$825,555
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	777,023	750,000	838,740
Less: Unamortized debt issuance costs		(3,815)	—	(4,006)	—
Total long-term debt, net		$1,496,185	$1,542,691	$1,495,994	$1,664,295

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 11.    INCOME TAXES

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

Our income tax provision was $32.8 million for the three months ended March 31, 2022 compared to our income tax provision of $22.1 million for the three months ended March 31, 2021. Our estimated effective income tax rate was 26.9% and 22.2% for the three months ended March 31, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and by the change in net unrealized gains that are capital in nature.

NOTE 12.    RELATED PARTY TRANSACTIONS - DISH NETWORK

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended March 31,
	2022	2021
Services and other revenue - DISH Network	$7,957	$8,421

The following table presents the related trade accounts receivable:

	As of
	March 31, 2022	December 31, 2021
Trade accounts receivable - DISH Network	$5,590	$4,244

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended March 31,
	2022	2021
Operating expenses - DISH Network	$1,332	$1,307

The following table presents the related trade accounts payable:

	As of
	March 31, 2022	December 31, 2021
Trade accounts payable - DISH Network	$638	$503

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.7 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.

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
Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	March 31, 2022	December 31, 2021
Other receivables - DISH Network, current	$12,705	$12,705
Other receivables - DISH Network, noncurrent	$76,536	$77,920

Tax Sharing Agreement. Effective December 2007, we and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off. This agreement governs our and DISH Network’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network and DISH Network indemnifies us for such taxes. However, DISH Network is not liable for and does not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”), because of: (i) a direct or indirect acquisition of any of our stock, stock options or assets; (ii) any action that we take or fail to take or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for any resulting taxes, as well as any losses, claims and expenses. The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, in September 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns. Prior to the agreement with DISH Network in 2013, the federal tax benefits were reflected as a deferred tax asset for depreciation and amortization, which was netted in our non-current deferred tax liabilities. Under the agreement with DISH Network from 2013, DISH Network is paying us the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit. We recorded a current receivable from DISH Network in Other receivables - DISH Network, current and a non-current receivable from DISH Network in Other receivables - DISH Network, noncurrent and a corresponding increase in our Deferred tax liabilities, net to reflect the effects of this agreement. In addition, in September 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017 (the “State Tax Arrangement”).

In August 2018, we and DISH Network amended the Tax Sharing Agreement and the 2013 agreements (the “Tax Sharing Amendment”). Under the Tax Sharing Amendment, to the extent permitted by applicable tax law, DISH Network is entitled to apply the benefit of our 2009 net operating losses (the “SATS 2009 NOLs”) to DISH Network’s federal tax return for the year ended December 31, 2008, in exchange for DISH Network paying us over time the value of the net annual federal income taxes paid by us that would have been otherwise offset by the SATS 2009 NOLs. The Tax Sharing Amendment also requires us and DISH Network to pay the other for the benefits of certain past and future federal research and development tax credits that we or DISH Network receive or received as a result of being part of a controlled group under the Code, and requires DISH Network to compensate us for certain past tax losses utilized by DISH Network and for certain past and future excess California research and

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
development tax credits generated by us and used by DISH Network. In addition, the Tax Sharing Amendment extends the term of the State Tax Arrangement to the earlier of termination of the Tax Sharing Agreement, a change in control of either us or DISH Network or, for any particular state, if we and DISH Network no longer file a combined tax return for such state.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 13. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2022. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 we had $0.2 million of trade accounts receivable from TSI.

NOTE 14.    CONTINGENCIES

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar Corporation; our subsidiary Hughes Satellite Systems Corporation (“HSSC”); our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar Corporation’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and HSSC’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021. On December 9, 2021, the Court held a final settlement hearing. On December 10, 2021, the Court issued an Order granting final approval of the settlement agreement. The case is expected to be dismissed once the Court approves a class distribution order.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 2002, HCIPL’s license was amended pursuant to a new government policy that was first established in 1999. The new policy eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees and penalties and interest on such fees and penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCIPL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on March 31, 2021 and March 31, 2022.

The following table presents the components of the accrual:

	As of
	March 31, 2022	December 31, 2021
Additional license fees	$3,750	$3,812
Penalties	3,849	3,912
Interest and interest on penalties	81,569	81,389
Less: Payments	(19,471)	(8,451)
Total accrual	$69,697	$80,662

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2022
External revenue	$494,106	$4,276	$3,152	$501,534
Intersegment revenue	—	198	(198)	—
Total revenue	$494,106	$4,474	$2,954	$501,534

Capital expenditures	$61,021	$—	$51,117	$112,138
EBITDA	$191,170	$2,691	$59,341	$253,202

For the three months ended March 31, 2021
External revenue	$475,859	$4,001	$2,722	$482,582
Intersegment revenue	—	88	(88)	—
Total revenue	$475,859	$4,089	$2,634	$482,582

Capital expenditures	$82,196	$—	$97,039	$179,235
EBITDA	$198,578	$1,919	$58,173	$258,670

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended March 31,
	2022	2021
Income (loss) before income taxes	$121,727	$99,719
Interest income, net	(6,422)	(5,949)
Interest expense, net of amounts capitalized	14,973	34,667
Depreciation and amortization	120,436	129,286
Net loss (income) attributable to non-controlling interests	2,488	947
EBITDA	$253,202	$258,670

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 16.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	March 31, 2022	December 31, 2021
Other current assets, net:
Inventory	110,001	103,084
Prepaids and deposits	59,957	57,287
Trade accounts receivable - DISH Network	$5,590	$4,244
Other receivables - DISH Network	12,705	12,705
Other, net	21,652	21,124
Total other current assets	$209,905	$198,444

Other non-current assets, net:
Capitalized software, net	$120,965	$124,701
Contract acquisition costs, net	80,572	82,986
Other receivables - DISH Network	76,536	77,920
Restricted marketable investment securities	13,327	13,262
Deferred tax assets, net	5,684	5,417
Restricted cash	2,150	980
Contract fulfillment costs, net	1,655	1,721
Other, net	34,905	31,254
Total other non-current assets, net	$335,794	$338,241

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	March 31, 2022	December 31, 2021
Accrued expenses and other current liabilities:
Accrued compensation	$54,520	$63,935
Operating lease obligation	17,032	16,781
Accrued interest	15,741	39,395
Accrued taxes	14,191	11,738
Accrual for license fee dispute	11,157	11,178
Trade accounts payable - DISH Network	638	503
Other	62,804	65,912
Total accrued expenses and other current liabilities	$176,083	$209,442

Other non-current liabilities:
Accrual for license fee dispute	$58,540	$69,484
Other	65,910	66,942
Total other non-current liabilities	$124,450	$136,426

Inventory

The following table presents the components of inventory:

	As of
	March 31, 2022	December 31, 2021
Raw materials	$18,720	$13,778
Work-in-process	10,365	11,705
Finished goods	80,916	77,601
Total inventory	$110,001	$103,084

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the three months ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$34,918	$38,018
Cash paid for income taxes	$806	$407

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$7,041	$7,124
Increase (decrease) in capital expenditures included in accounts payable, net	$(6,961)	$(1,395)
Non-cash net assets received as part of the India JV formation	$36,701	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context indicates otherwise, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries. The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto (“Consolidated Financial Statements”) in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Management’s Discussion and Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s Discussion and Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Refer to the Disclosure Regarding Forward-Looking Statements in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, refer to the Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies and broadband internet products and services for consumer customers, which include home and small to medium-sized businesses, satellite services and solutions for enterprise customers, which include aeronautical and government enterprises.

We currently operate in two business segments:  Hughes segment and EchoStar Satellite Services segment (“ESS segment”). These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

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

All amounts presented in this Management’s Discussion and Analysis, unless otherwise noted, are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended March 31, 2022:

• Revenue of $501.5 million
•Operating income of $45.1 million
•Net income of $88.9 million
•Net income attributable to EchoStar common stock of $91.4 million and basic and diluted earnings per share of common stock of $1.07 and $1.06, respectively
•Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) of $253.2 million (see reconciliation of this non-GAAP measure in Results of Operations)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Consolidated Financial Condition as of March 31, 2022:

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

Our Hughes segment continues to focus its efforts on optimizing financial returns of our existing satellites while planning for new satellite capacity to be launched, leased or acquired. In addition, we are also pursuing wireline and wireless capacity to utilize in markets that include residential, community WiFi, backhaul, and other enterprise broadband and multi-transport services. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise and consumer businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

Our Hughes segment currently uses capacity from our owned and leased satellites, including additional satellite capacity leased from third-party providers to provide services to our customers. We also use other multi-transport capacity that includes cable, fiber, 5G, and 4G/LTE. In most areas of the U.S. we are nearing or have reached capacity, which has resulted in our consumer subscriber base becoming increasingly limited. Our Latin America consumer subscriber base in certain areas has also become capacity constrained. These constraints are expected to be addressed by the launch of the EchoStar XXIV satellite.

To date, we have not experienced a material adverse impact from the Russia-Ukraine conflict and the associated sanctions.

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti agreed to contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to Hughes Communications India Private Limited (“HCIPL”) and its subsidiaries, our less than wholly owned Indian subsidiaries, that conduct our VSAT services and hardware business in India. On January 4, 2022, this joint venture was formed (the “India JV”) and subsequent to the formation of the India JV, we hold a 67% ownership interest and Bharti holds a 33% ownership interest in HCIPL. The India JV combines the VSAT businesses of both companies to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation in India.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
In August 2017, we entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (the “HughesNet service”) in North, Central and South America as well as enterprise broadband services. The EchoStar XXIV satellite is expected to be launched in the first quarter of 2023. Further delays or impediments could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in our Corporate and Other segment in our segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	March 31, 2022	December 31, 2021
United States	1,055,000	1,090,000
Latin America	351,000	372,000
Total broadband subscribers	1,406,000	1,462,000

The following table presents the approximate number of net subscriber additions:

	For the Three Months Ended
	March 31, 2022	December 31, 2021
United States	(35,000)	(30,000)
Latin America	(21,000)	(18,000)
Total net subscriber additions	(56,000)	(48,000)

Our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. Balancing of total subscribers relative to capacity utilization in the three months ended March 31, 2022 resulted in lower total subscribers. During the three months ended March 31, 2022, the lower net subscribers were due to both lower gross additions and higher churn as compared to the three months ended December 31, 2021.

Our Latin America consumer subscriber base in certain areas, similar to the U.S., continues to be capacity constrained. Continued high bandwidth demand in certain areas has resulted in the need to manage subscriber growth, and we are balancing capacity utilization with subscriber levels in the impacted areas which resulted in lower total subscribers. During the three months ended March 31, 2022, the lower net subscribers were due to both lower gross additions primarily driven by more selective customer screening and higher churn driven by adverse economic conditions in the region as compared to the three months ended December 31, 2021.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for applications other than consumer subscribers, such as community WiFi, and for other enterprise and government opportunities in Latin America. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of March 31, 2022, our Hughes segment had $1.3 billion of contracted revenue backlog, a decrease of 1.8%, as compared to December 31, 2021, primarily due to a decrease in contracts from our domestic customers. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of March 31, 2022, our ESS segment had $14.0 million of contracted revenue backlog, an increase of 35%, as compared to December 31, 2021, primarily due to an increase in satellite service contracts with existing customers. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
S-Band Strategy

We continue to explore the development and deployment of S-band technologies that we expect will reduce the cost of satellite communications for internet-of-things, machine-to-machine communications, public protection, disaster relief and other end-to-end services worldwide and the integration of our products and services into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. We believe we remain in a unique position to develop a hybrid mobile satellite service (“MSS”) and complementary ground component (“CGC”) network in the E.U., the U.K. and other European countries, including through the use of our EchoStar XXI satellite, which was placed into service in November 2017, and the EUTELSAT 10A payload.  We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global Australia Pty Ltd (“EchoStar Global”) which holds global S-band non-geostationary satellite spectrum rights for MSS. Additionally, we entered into a contract with Tyvak Nano-Satellite Systems, Inc. for the design and construction of S-band nano-satellites. We launched two nano-satellites in the third quarter of 2020. Following launch, both nano-satellites experienced technical anomalies that precluded them from fulfilling their intended regulatory milestone missions. We obtained milestone relief due to these force majeure events. In the second quarter of 2021, we launched our third nano-satellite. The nano-satellite was successfully commissioned and placed at the altitude prescribed in our license for the S-band frequency. We have completed the process of fulfilling the remaining requirements under the International Telecommunication Union (“ITU”) Radio Regulations of bringing the Australian filing into use. The nano-satellite will now be used to develop and test a wide range of potential S-band applications and services. We also hold licenses for S-band MSS and terrestrial services in Mexico.

Cybersecurity

We and the third parties with whom we work face a constantly evolving landscape of cybersecurity threats in which hackers and other parties use complex assortments of techniques and methods to execute cyberattacks. Cybersecurity incidents have increased significantly in quantity and severity and are expected to continue to increase. In addition to our efforts to mitigate cyber-attacks, we are making investments to alleviate the potential impact to our products. As a result of these efforts, we could discover new vulnerabilities within our products and systems. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control. In addition, our IT systems and infrastructure are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious acts, human errors and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2022. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table presents our consolidated results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	For the three months ended March 31,		Variance
Statements of Operations Data (1)	2022	2021	Amount	%
Revenue:
Services and other revenue	$418,811	$430,337	$(11,526)	(2.7)
Equipment revenue	82,723	52,245	30,478	58.3
Total revenue	501,534	482,582	18,952	3.9
Costs and expenses:
Cost of sales - services and other	141,129	132,789	8,340	6.3
% of total services and other revenue	33.7%	30.9%
Cost of sales - equipment	69,114	45,151	23,963	53.1
% of total equipment revenue	83.5%	86.4%
Selling, general and administrative expenses	118,170	114,119	4,051	3.5
% of total revenue	23.6%	23.6%
Research and development expenses	7,617	7,545	72	1.0
% of total revenue	1.5%	1.6%
Depreciation and amortization	120,436	129,286	(8,850)	(6.8)
Impairment of long-lived assets	—	230	(230)	(100.0)
Total costs and expenses	456,466	429,120	27,346	6.4
Operating income (loss)	45,068	53,462	(8,394)	(15.7)
Other income (expense):
Interest income, net	6,422	5,949	473	8.0
Interest expense, net of amounts capitalized	(14,973)	(34,667)	19,694	(56.8)
Gains (losses) on investments, net	80,686	78,600	2,086	2.7
Equity in earnings (losses) of unconsolidated affiliates, net	(1,714)	1,374	(3,088)	*
Foreign currency transaction gains (losses), net	6,394	(4,069)	10,463	*
Other, net	(156)	(930)	774	(83.2)
Total other income (expense), net	76,659	46,257	30,402	65.7
Income (loss) before income taxes	121,727	99,719	22,008	22.1
Income tax benefit (provision), net	(32,782)	(22,147)	(10,635)	48.0
Net income (loss)	88,945	77,572	11,373	14.7
Less: Net loss (income) attributable to non-controlling interests	2,488	947	1,541	*
Net income (loss) attributable to EchoStar Corporation common stock	$91,433	$78,519	$12,914	16.4

Other data:
EBITDA (2)	$253,202	$258,670	$(5,468)	(2.1)
Subscribers, end of period	1,406,000	1,553,000	(147,000)	(9.5)
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure in our Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our results of operations for the three months ended March 31, 2022 and 2021.

Services and other revenue.  Services and other revenue totaled $418.8 million for the three months ended March 31, 2022, a decrease of $11.5 million, or 2.7%, as compared to 2021.  The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $17.0 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $3.3 million and to our mobile satellite system and other customers of $1.5 million. These variances reflect the negative impact of exchange rate fluctuations of $0.9 million, primarily attributable to our enterprise customers.

Equipment revenue.  Equipment revenue totaled $82.7 million for the three months ended March 31, 2022, an increase of $30.5 million, or 58.3%, as compared to 2021.  The increase was primarily attributable to increases in hardware sales to our enterprise customers of $28.2 million mainly associated with a certain customer in North America and to international customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $141.1 million for the three months ended March 31, 2022, an increase of $8.3 million, or 6.3%, as compared to 2021. The increase was attributable to a non-recurring decrease in a certain international regulatory fee of $4.5 million in 2021 and increases in costs provided to our consumer and enterprise customers, mainly related to service delivery expenses.

Cost of sales - equipment.  Cost of sales - equipment totaled $69.1 million for the three months ended March 31, 2022, an increase of $24.0 million, or 53.1%, as compared to 2021. The increase was primarily attributable to the corresponding increase in equipment revenue and change in product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $118.2 million for the three months ended March 31, 2022, an increase of $4.1 million, or 3.5%, as compared to 2021. The increase was primarily attributable to increases in bad debt expense of $3.9 million primarily due to the recovery of bad debt reserves in 2021.

Depreciation and amortization.  Depreciation and amortization expenses totaled $120.4 million for the three months ended March 31, 2022, a decrease of $8.9 million, or 6.8%, as compared to 2021.  The decrease was primarily attributable to (i) decreases in our satellite depreciation of $9.4 million, mainly related to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in amortization of intangibles of $1.5 million, and (iii) decreases in other property and equipment depreciation expense of $1.6 million. These decreases were partially offset by increases in amortization of our capitalized software of $3.1 million.

Interest income, net.  Interest income, net totaled $6.4 million for the three months ended March 31, 2022, an increase of $0.5 million, or 8.0%, as compared to 2021, primarily attributable to increases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized, totaled $15.0 million for the three months ended March 31, 2022, a decrease of $19.7 million, or 56.8%, as compared to 2021.  The decrease was primarily attributable to a decrease of $17.8 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $1.8 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $80.7 million in gains for the three months ended March 31, 2022, an increase of $2.1 million, as compared to 2021. The change was primarily attributable to increased gains on marketable investment securities and other equity securities of $3.3 million.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $1.7 million in losses for the three months ended March 31, 2022, as compared to $1.4 million in earnings for the three months ended March 31, 2021, a negative change of $3.1 million. The change was related to net decreased earnings from our investments in our equity method investees.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $6.4 million in gains for the three months ended March 31, 2022, as compared to $4.1 million in losses for the three months ended March 31, 2021, a positive change of $10.5 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the quarter.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(32.8) million for the three months ended March 31, 2022, as compared to $(22.1) million for the three months ended March 31, 2021. Our effective income tax rate was 26.9% and 22.2% for the three months ended March 31, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and by the change in net unrealized gains that are capital in nature.

Net income (loss) attributable to EchoStar Corporation common stock.  The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended March 31, 2021	$78,519
Decrease (increase) in interest expense, net of amounts capitalized	19,694
Increase (decrease) in foreign currency transaction gains (losses), net	10,463
Increase (decrease) in gains (losses) on investments, net	2,086
Increase (decrease) in net income (loss) attributable to non-controlling interest	1,541
Increase (decrease) in other, net	774
Increase (decrease) in interest income, net	473
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(3,088)
Increase (decrease) in operating income (loss), including depreciation and amortization	(8,394)
Decrease (increase) in income tax benefit (provision), net	(10,635)
Net income (loss) attributable to EchoStar Corporation for the three months ended March 31, 2022	$91,433

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the three months ended March 31,		Variance
	2022	2021	Amount	%
Net income (loss)	$88,945	$77,572	$11,373	14.7
Interest income, net	(6,422)	(5,949)	(473)	8.0
Interest expense, net of amounts capitalized	14,973	34,667	(19,694)	(56.8)
Income tax provision (benefit), net	32,782	22,147	10,635	48.0
Depreciation and amortization	120,436	129,286	(8,850)	(6.8)
Net loss (income) attributable to non-controlling interests	2,488	947	1,541	*
EBITDA	$253,202	$258,670	$(5,468)	(2.1)
*    Percentage is not meaningful

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended March 31, 2021	$258,670
Increase (decrease) in foreign currency transaction gains (losses), net	10,463
Increase (decrease) in gains (losses) on investments, net	2,086
Decrease (increase) in net loss (income) attributable to non-controlling interests	1,541
Increase (decrease) in other, net	774
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(3,088)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(17,244)
EBITDA for the three months ended March 31, 2022	$253,202

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2022
Total revenue	$494,106	$4,474	$2,954	$501,534
Capital expenditures	61,021	—	51,117	112,138
EBITDA	191,170	2,691	59,341	253,202

For the three months ended March 31, 2021
Total revenue	$475,859	$4,089	$2,634	$482,582
Capital expenditures	82,196	—	97,039	179,235
EBITDA	198,578	1,919	58,173	258,670

Hughes Segment

	For the three months ended March 31,		Variance
	2022	2021	Amount	%
Total revenue	$494,106	$475,859	$18,247	3.8
Capital expenditures	61,021	82,196	(21,175)	(25.8)
EBITDA	191,170	198,578	(7,408)	(3.7)

Total revenue was $494.1 million for the three months ended March 31, 2022, an increase of $18.2 million, or 3.8%, as compared to 2021.  Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $17.0 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $3.3 million and to our mobile satellite system and other customers of $1.5 million. Equipment revenue increased primarily due to increases in hardware sales to our enterprise customers of $28.2 million mainly associated with a certain customer in North America and to international customers. These variances reflect the negative impact of exchange rate fluctuations of $0.9 million.

Capital expenditures were $61.0 million for the three months ended March 31, 2022, a decrease of $21.2 million, or 25.8%, as compared to 2021, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to the construction of our satellite-related ground infrastructure in preparation of the launch of EchoStar XXIV.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2021	$198,578
Increase (decrease) in foreign currency transaction gains (losses), net	9,958
Decrease (increase) in net loss (income) attributable to non-controlling interests	1,541
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	164
Increase (decrease) in other, net	(746)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(18,325)
EBITDA for the three months ended March 31, 2022	$191,170

ESS Segment

	For the three months ended March 31,		Variance
	2022	2021	Amount	%
Total revenue	$4,474	$4,089	$385	9.4
EBITDA	2,691	1,919	772	40.2

Total revenue was $4.5 million for the three months ended March 31, 2022, an increase of $0.4 million, or 9.4%, compared to 2021, primarily due to an increase in transponder services provided to third parties.

EBITDA was $2.7 million for the three months ended March 31, 2022, an increase of $0.8 million, or 40.2%, as compared to 2021, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other Segment

	For the three months ended March 31,		Variance
	2022	2021	Amount	%
Total revenue	$2,954	$2,634	$320	12.1
Capital expenditures	51,117	97,039	(45,922)	(47.3)
EBITDA	59,341	58,173	1,168	2.0

Total revenue was $3.0 million for the three months ended March 31, 2022, an increase of $0.3 million, or 12.1%, as compared to 2021, primarily due to increased services and other revenue from DISH Network.

Capital expenditures were $51.1 million for the three months ended March 31, 2022, a decrease of $45.9 million, as compared to 2021, primarily due to decreases in expenditures related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2021	$58,173
Increase (decrease) in gains (losses) on investments, net	2,086
Increase (decrease) in other, net	1,571
Increase (decrease) in foreign currency transaction gains (losses), net	454
Increase (decrease) in operating income (loss), excluding depreciation and amortization	308
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(3,251)
EBITDA for the three months ended March 31, 2022	$59,341

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

As of March 31, 2022 our cash, cash equivalents and marketable investment securities totaled $1.5 billion, $0.6 billion of which we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

Cash Flow Activities

The following table summarizes our cash flows provided by (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	For the three months ended March 31,		Variance
	2022	2021
Operating activities	$104,353	$116,887	$(12,534)
Investing activities	279,111	736,980	(457,869)
Financing activities	(32,469)	(164,289)	131,820
Effect of exchange rates on cash and cash equivalents	3,480	(1,808)	5,288
Net increase (decrease) in cash and cash equivalents	$354,475	$687,770	$(333,295)

Cash flows provided by (used for) operating activities decreased by $12.5 million primarily attributable to changes in net income (loss) of $11.4 million, depreciation and amortization of $(8.9) million, gains (losses) on investments, net of $(2.1) million, foreign currency translation losses (gains), net of $(10.5) million, deferred tax provision (benefit), net of $7.2 million, and other, net of $(14.1) million and changes in assets and liabilities, net of $2.6 million.

Cash flows provided by (used for) investing activities decreased by $457.9 million primarily attributable to our marketable investment securities net activity, other investments net activity, a decrease in expenditures for property and equipment, and the India JV formation.

Cash flows provided by (used for) financing activities improved by $131.8 million primarily attributable to decreases in treasury share repurchases of $74.6 million and the repurchase and maturity of our 7 5/8% Senior Unsecured Notes due 2021 of $62.6 million.

Obligations and Future Capital Requirements

Contractual Obligations

As of March 31, 2022, our satellite-related commitments were $299.8 million. These primarily include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations, and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Letters of Credit

The following table presents the components of our letters of credit as of March 31, 2022:

Amounts
Restricted cash	$13,227
Insurance bonds	6,864
Credit arrangement available to our foreign subsidiaries	32,534
Total letters of credit	$52,625

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

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations, to fund our business. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher ARPU. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth. There can be no assurance that we will have positive cash flows from operations. Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of March 31, 2022, our total indebtedness was $1.5 billion. Refer to our Form 10-K for a discussion of the terms of our long-term debt. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements and the design and construction and launch of our new EchoStar XXIV satellite. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets. Other aspects of our business operations may also require additional capital. We also expect to owe U.S. Federal income tax for 2022.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Stock Repurchases

On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. Purchases under our repurchase authorizations may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under these authorizations and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the three months ended March 31, 2022, we repurchased 1,462,094 shares of our Class A common stock for $35.0 million under this program. The remaining authorization under this program was $465.0 million as of March 31, 2022.
CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Note 2. Summary of Significant Accounting Policies in our Consolidated Financial Statements in our Form 10-K. There have been no significant changes in our critical accounting policies from those presented in our Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates are described in our Form 10-K under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting estimates from those presented in our Form 10-K.

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

INFLATION AND SUPPLY CHAIN

Inflation started to impact our operations in 2021 and we have continued to experience increased costs in certain functional areas including field services and customer care. We are unable to predict the extent or nature of any future inflationary pressure at this time. Our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures or contractual terms.

The worldwide interruptions and delays in the supply of components, materials and parts, although not materially impacting our operations during the first quarter of 2022, may impact our ability to timely provide equipment deliveries in the future. These interruptions and delays could also increase the cost of our equipment which we may not be able to pass onto our customers.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of March 31, 2022, our market risk has not changed materially from those presented in our Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 14. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2022. During the year ended December 31, 2021, we repurchased 10,941,872 shares of our Class A common stock.

The following table provides information regarding repurchases of our Class A common stock during the three months ended March 31, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
January 1 - 31	371,314	$24.26	371,314	$490,990
February 1 - 28	435,529	23.43	435,529	480,786
March 1 - 31	655,251	24.16	655,251	464,954
Total	1,462,094	$23.97	1,462,094	$464,954
(1) On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. All shares repurchased reflected in the table above have been converted to treasury shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On May 5, 2022, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended March 31, 2022. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*	Offer Letter to Hamid Akhavan (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Current Report on Form 8-K filed February 22, 2022, Commission File No. 001-33807)**
10.2(H)	Form of Stock Option Agreement for Hamid Akhavan**
10.3(H)	Form of Restricted Stock Unit Agreement for Hamid Akhavan**
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated May 5, 2022 issued by EchoStar Corporation regarding financial results for the period ended March 31, 2022.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)    Filed herewith.
(I)    Furnished herewith.
*    Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: May 5, 2022	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)