Form 10-Q
period 2022-06-30
EchoStar CORP
filed 2022-08-04
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022.

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

As of July 28, 2022, the registrant’s outstanding common stock consisted of 35,485,315 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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
i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$991,595	$535,894
Marketable investment securities	529,854	1,010,496
Trade accounts receivable and contract assets, net	224,016	182,063
Other current assets, net	211,877	198,444
Total current assets	1,957,342	1,926,897
Non-current assets:
Property and equipment, net	2,312,526	2,338,285
Operating lease right-of-use assets	151,967	149,198
Goodwill	533,505	511,086
Regulatory authorizations, net	464,523	469,766
Other intangible assets, net	17,018	13,984
Other investments, net	352,078	297,747
Other non-current assets, net	329,564	338,241
Total non-current assets	4,161,181	4,118,307
Total assets	$6,118,523	$6,045,204

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$103,680	$109,338
Contract liabilities	134,856	141,343
Accrued expenses and other current liabilities	195,827	209,442
Total current liabilities	434,363	460,123
Non-current liabilities:
Long-term debt, net	1,496,379	1,495,994
Deferred tax liabilities, net	428,600	403,684
Operating lease liabilities	137,446	134,897
Other non-current liabilities	122,179	136,426
Total non-current liabilities	2,184,604	2,171,001
Total liabilities	2,618,967	2,631,124

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 58,604,747 shares issued and 35,885,079 shares outstanding at June 30, 2022 and 58,059,622 shares issued and 38,726,923 shares outstanding at December 31, 2021	59	58
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both June 30, 2022 and December 31, 2021	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both June 30, 2022 and December 31, 2021	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	3,355,238	3,345,878
Accumulated other comprehensive income (loss)	(204,465)	(212,102)
Accumulated earnings (losses)	761,767	656,466
Treasury shares, at cost	(514,418)	(436,521)
Total EchoStar Corporation stockholders' equity	3,398,229	3,353,827
Non-controlling interests	101,327	60,253
Total stockholders' equity	3,499,556	3,414,080
Total liabilities and stockholders' equity	$6,118,523	$6,045,204
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue:
Services and other revenue	$414,697	$431,279	$833,508	$861,616
Equipment revenue	84,619	68,555	167,342	120,800
Total revenue	499,316	499,834	1,000,850	982,416
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	144,235	139,547	285,364	272,336
Cost of sales - equipment (exclusive of depreciation and amortization)	70,054	54,503	139,168	99,654
Selling, general and administrative expenses	113,091	114,038	231,261	228,157
Research and development expenses	8,764	7,441	16,381	14,986
Depreciation and amortization	116,555	118,982	236,991	248,268
Impairment of long-lived assets	711	15	711	245
Total costs and expenses	453,410	434,526	909,876	863,646
Operating income (loss)	45,906	65,308	90,974	118,770
Other income (expense):
Interest income, net	9,072	5,240	15,494	11,189
Interest expense, net of amounts capitalized	(14,307)	(28,868)	(29,280)	(63,535)
Gains (losses) on investments, net	(22,538)	30,633	58,148	109,233
Equity in earnings (losses) of unconsolidated affiliates, net	(1,301)	(4,044)	(3,015)	(2,670)
Foreign currency transaction gains (losses), net	(3,642)	665	2,752	(3,404)
Other, net	2,673	(12,767)	2,517	(13,697)
Total other income (expense), net	(30,043)	(9,141)	46,616	37,116
Income (loss) before income taxes	15,863	56,167	137,590	155,886
Income tax benefit (provision), net	(5,390)	(21,152)	(38,172)	(43,299)
Net income (loss)	10,473	35,015	99,418	112,587
Less: Net loss (income) attributable to non-controlling interests	3,395	2,280	5,883	3,227
Net income (loss) attributable to EchoStar Corporation common stock	$13,868	$37,295	$105,301	$115,814

Earnings (losses) per share - Class A and B common stock:
Basic	$0.16	$0.41	$1.24	$1.26
Diluted	$0.16	$0.41	$1.24	$1.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$10,473	$35,015	$99,418	$112,587
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(38,114)	39,475	10,831	13,278
Unrealized gains (losses) on available-for-sale securities	(66)	106	(633)	20
Other	—	2,009	—	(4,911)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	3	—	3	(7)
Total other comprehensive income (loss), net of tax	(38,177)	41,590	10,201	8,380
Comprehensive income (loss)	(27,704)	76,605	109,619	120,967
Less: Comprehensive loss (income) attributable to non-controlling interests	10,387	(6,060)	3,319	497
Comprehensive income (loss) attributable to EchoStar Corporation	$(17,317)	$70,545	$112,938	$121,464

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, March 31, 2021	$106	$3,333,047	$(215,476)	$662,110	$(285,681)	$63,759	$3,557,865
Issuances of Class A common stock:
Employee Stock Purchase Plan	—	2,329	—	—	—	—	2,329
Stock-based compensation	—	1,814	—	—	—	—	1,814
Contribution by non-controlling interest holder	—	—	—	—	—	4,480	4,480
Other comprehensive income (loss)	—	—	33,250	—	—	8,340	41,590
Net income (loss)	—	—	—	37,295	—	(2,280)	35,015
Treasury share repurchase	—	—	—	—	(58,188)	—	(58,188)
Balance, June 30, 2021	$106	$3,337,190	$(182,226)	$699,405	$(343,869)	$74,299	$3,584,905

Balance, March 31, 2022	$106	$3,343,056	$(173,280)	$747,899	$(471,582)	$111,714	$3,557,913
Issuances of Class A common stock:
Employee benefits	1	—	—	—	—	—	1
Employee Stock Purchase Plan	—	2,679	—	—	—	—	2,679
Stock-based compensation	—	3,187	—	—	—	—	3,187
Other comprehensive income (loss)	—	—	(31,185)	—	—	(6,992)	(38,177)
Net income (loss)	—	—	—	13,868	—	(3,395)	10,473
Treasury share repurchase	—	—	—	—	(42,836)	—	(42,836)
Consideration received from DISH Network for R&D tax credits utilized	—	6,316	—	—	—	—	6,316
Balance, June 30, 2022	$107	$3,355,238	$(204,465)	$761,767	$(514,418)	$101,327	$3,499,556
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, December 31, 2020	$105	$3,321,426	$(187,876)	$583,591	$(174,912)	$64,916	$3,607,250
Issuances of Class A common stock:
Employee benefits	1	7,124	—	—	—	—	7,125
Employee Stock Purchase Plan	—	4,815	—	—	—	—	4,815
Stock-based compensation	—	3,825	—	—	—	—	3,825
Contribution by non-controlling interest holder	—	—	—	—	—	9,880	9,880
Other comprehensive income (loss)	—	—	5,650	—	—	2,730	8,380
Net income (loss)	—	—	—	115,814	—	(3,227)	112,587
Treasury share repurchase	—	—	—	—	(168,957)	—	(168,957)
Balance, June 30, 2021	$106	$3,337,190	$(182,226)	$699,405	$(343,869)	$74,299	$3,584,905

Balance, December 31, 2021	$106	$3,345,878	$(212,102)	$656,466	$(436,521)	$60,253	$3,414,080
Issuances of Class A common stock:
Employee benefits	1	7,041	—	—	—	—	7,042
Employee Stock Purchase Plan	—	5,046	—	—	—	—	5,046
Stock-based compensation	—	5,047	—	—	—	—	5,047
Issuance of equity and contribution of assets pursuant to the India JV formation	—	(14,090)	—	—	—	44,393	30,303
Other comprehensive income (loss)	—	—	7,637	—	—	2,564	10,201
Net income (loss)	—	—	—	105,301	—	(5,883)	99,418
Treasury share repurchase	—	—	—	—	(77,897)	—	(77,897)
Consideration received from DISH Network for R&D tax credits utilized	—	6,316	—	—	—	—	6,316
Balance, June 30, 2022	$107	$3,355,238	$(204,465)	$761,767	$(514,418)	$101,327	$3,499,556

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$99,418	$112,587
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	236,991	248,268
Impairment of long-lived assets	711	245
Losses (gains) on investments, net	(58,148)	(109,233)
Equity in losses (earnings) of unconsolidated affiliates, net	3,015	2,670
Foreign currency transaction losses (gains), net	(2,752)	3,404
Deferred tax provision (benefit), net	24,412	34,024
Stock-based compensation	5,047	3,825
Amortization of debt issuance costs	386	2,008
Other, net	27,397	6,198
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(39,271)	(3,363)
Other current assets, net	(6,113)	(1,120)
Trade accounts payable	1,793	(9,631)
Contract liabilities	(6,487)	23,251
Accrued expenses and other current liabilities	(10,119)	621
Non-current assets and non-current liabilities, net	(24,648)	(5,114)
Net cash provided by (used for) operating activities	251,632	308,640

Cash flows from investing activities:
Purchases of marketable investment securities	(183,529)	(939,255)
Sales and maturities of marketable investment securities	669,600	1,824,332
Expenditures for property and equipment	(187,917)	(262,466)
Expenditures for externally marketed software	(11,967)	(16,835)
India JV formation	(7,892)	—
Dividend received from unconsolidated affiliate	2,000	—
Purchase of other investments	—	(50,000)
Sales of other investments	—	10,516
Net cash provided by (used for) investing activities	280,295	566,292

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	—	(901,818)
Payment of finance lease obligations	(114)	(476)
Payment of in-orbit incentive obligations	(1,908)	(1,431)
Proceeds from Class A common stock issued under the Employee Stock Purchase Plan	5,046	4,815
Treasury share repurchase	(77,095)	(163,822)
Contribution by non-controlling interest holder	—	9,880
Other, net	—	(966)
Net cash provided by (used for) financing activities	(74,071)	(1,053,818)

Effect of exchange rates on cash and cash equivalents	(728)	(443)
Net increase (decrease) in cash and cash equivalents	457,128	(179,329)
Cash and cash equivalents, including restricted amounts, beginning of period	536,874	896,812
Cash and cash equivalents, including restricted amounts, end of period	$994,002	$717,483

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

Our operations also include various corporate functions (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other segment in our segment reporting. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 15. Segment Reporting for further detail.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2022. Early adoption is permitted. The ASU is applied to business combinations occurring on or after the effective date.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this new guidance and we do not expect it to have a material impact on our Consolidated Financial Statements.

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	June 30, 2022	December 31, 2021
Trade accounts receivable and contract assets, net:
Sales and services	$178,114	$154,676
Leasing	5,593	5,668
Total trade accounts receivable	183,707	160,344
Contract assets	57,413	36,307
Allowance for doubtful accounts	(17,104)	(14,588)
Total trade accounts receivable and contract assets, net	$224,016	$182,063

Contract liabilities:
Current	$134,856	$141,343
Non-current	9,922	10,669
Total contract liabilities	$144,778	$152,012

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue	$20,852	$1,941	$109,799	$65,022
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the six months ended June 30,
	2022	2021
Balance at beginning of period	$82,986	$99,837
Additions	30,645	37,408
Amortization expense	(39,653)	(45,200)
Foreign currency translation	724	678
Balance at end of period	$74,702	$92,723

We recognized amortization expenses related to contract acquisition costs of $19.5 million and $22.4 million for the three months ended June 30, 2022 and 2021, respectively.

Performance Obligations

As of June 30, 2022, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.1 billion. Performance obligations expected to be satisfied within one year and greater than one year are 40.0% and 60.0%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2022
North America	$398,698	$4,850	$2,625	$406,173
South and Central America	42,094	—	—	42,094
Other	51,049	—	—	51,049
Total revenue	$491,841	$4,850	$2,625	$499,316

For the three months ended June 30, 2021
North America	$405,101	$4,283	$3,273	$412,657
South and Central America	46,996	—	—	46,996
Other	40,179	—	2	40,181
Total revenue	$492,276	$4,283	$3,275	$499,834

For the six months ended June 30, 2022
North America	$798,120	$9,324	$5,572	$813,016
South and Central America	84,966	—	—	84,966
Other	102,861	—	7	102,868
Total revenue	$985,947	$9,324	$5,579	$1,000,850

For the six months ended June 30, 2021
North America	$803,860	$8,372	$5,885	$818,117
South and Central America	90,026	—	—	90,026
Other	74,250	—	23	74,273
Total revenue	$968,136	$8,372	$5,908	$982,416

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2022
Services and other revenue:
Services	$397,320	$3,161	$1,349	$401,830
Lease revenue	9,902	1,689	1,276	12,867
Total services and other revenue	407,222	4,850	2,625	414,697
Equipment revenue:
Equipment	27,408	—	—	27,408
Design, development and construction services	56,311	—	—	56,311
Lease revenue	900	—	—	900
Total equipment revenue	84,619	—	—	84,619
Total revenue	$491,841	$4,850	$2,625	$499,316

For the three months ended June 30, 2021
Services and other revenue:
Services	$413,925	$2,884	$1,738	$418,547
Lease revenue	9,796	1,399	1,537	12,732
Total services and other revenue	423,721	4,283	3,275	431,279
Equipment revenue:
Equipment	31,101	—	—	31,101
Design, development and construction services	35,057	—	—	35,057
Lease revenue	2,397	—	—	2,397
Total equipment revenue	68,555	—	—	68,555
Total revenue	$492,276	$4,283	$3,275	$499,834

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2022
Services and other revenue:
Services	$797,722	$6,096	$2,868	$806,686
Lease revenue	20,889	3,228	2,705	26,822
Total services and other revenue	818,611	9,324	5,573	833,508
Equipment revenue:
Equipment	53,293	—	6	53,299
Design, development and construction services	112,216	—	—	112,216
Lease revenue	1,827	—	—	1,827
Total equipment revenue	167,336	—	6	167,342
Total revenue	$985,947	$9,324	$5,579	$1,000,850

For the six months ended June 30, 2021
Services and other revenue:
Services	$827,517	$5,574	$2,829	$835,920
Lease revenue	19,824	2,798	3,074	25,696
Total services and other revenue	847,341	8,372	5,903	861,616
Equipment revenue:
Equipment	59,550	—	5	59,555
Design, development and construction services	56,693	—	—	56,693
Lease revenue	4,552	—	—	4,552
Total equipment revenue	120,795	—	5	120,800
Total revenue	$968,136	$8,372	$5,908	$982,416

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Sales-type lease revenue:
Revenue at lease commencement	$583	$2,295	$1,221	$4,377
Interest income	317	102	606	175
Total sales-type lease revenue	900	2,397	1,827	4,552
Operating lease revenue	12,867	12,732	26,822	25,696
Total lease revenue	$13,767	$15,129	$28,649	$30,248

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 5.    EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS for our Class A and B common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to EchoStar Corporation common stock	$13,868	$37,295	$105,301	$115,814

Weighted-average common shares outstanding:
Basic	84,317	90,689	85,077	92,271
Dilutive impact of stock awards outstanding	—	25	—	25
Diluted	84,317	90,714	85,077	92,296

Earnings (losses) per share:
Basic	$0.16	$0.41	$1.24	$1.26
Diluted	$0.16	$0.41	$1.24	$1.25

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our weighted-average common shares outstanding:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Number of shares	6,791	4,569	6,791	4,569

NOTE 6.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	June 30, 2022	December 31, 2021
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$167,917	$289,784
Commercial paper	153,023	498,358
Other debt securities	58,902	92,673
Total available-for-sale debt securities	379,842	880,815
Equity securities	163,477	142,943
Total marketable investment securities, including restricted amounts	543,319	1,023,758
Less: Restricted marketable investment securities	(13,465)	(13,262)
Total marketable investment securities	$529,854	$1,010,496

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2022
Corporate bonds	$168,830	$2	$(915)	$167,917
Commercial paper	153,023	—	—	153,023
Other debt securities	59,074	—	(172)	58,902
Total available-for-sale debt securities	$380,927	$2	$(1,087)	$379,842
As of December 31, 2021
Corporate bonds	$290,169	$—	$(385)	$289,784
Commercial paper	498,358	—	—	498,358
Other debt securities	92,742	—	(69)	92,673
Total available-for-sale debt securities	$881,269	$—	$(454)	$880,815

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$8,886	$80,500	$37,904	$262,495

As of June 30, 2022, we have $379.8 million of available-for-sale debt securities with contractual maturities of one year or less and zero with contractual maturities greater than one year.

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Gains (losses) on investments, net	$(22,752)	$28,533	$8,263	$94,101

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of June 30, 2022
Cash equivalents (including restricted)	$743	$902,037	$902,780
Available-for-sale debt securities:
Corporate bonds	$—	$167,917	$167,917
Commercial paper	—	153,023	153,023
Other debt securities	14,090	44,812	58,902
Total available-for-sale debt securities	14,090	365,752	379,842
Equity securities	154,312	9,165	163,477
Total marketable investment securities, including restricted amounts	168,402	374,917	543,319
Less: Restricted marketable investment securities	(13,465)	—	(13,465)
Total marketable investment securities	$154,937	$374,917	$529,854

As of December 31, 2021
Cash equivalents (including restricted)	$7,872	$423,123	$430,995
Available-for-sale debt securities:
Corporate bonds	$—	$289,784	$289,784
Commercial paper	—	498,358	498,358
Other debt securities	14,274	78,399	92,673
Total available-for-sale debt securities	14,274	866,541	880,815
Equity securities	131,413	11,530	142,943
Total marketable investment securities, including restricted amounts	145,687	878,071	1,023,758
Less: Restricted marketable investment securities	(13,262)	—	(13,262)
Total marketable investment securities	$132,425	$878,071	$1,010,496

As of June 30, 2022 and December 31, 2021, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 7.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	June 30, 2022	December 31, 2021
Property and equipment, net:
Satellites, net	$1,612,464	$1,610,623
Other property and equipment, net	700,062	727,662
Total property and equipment, net	$2,312,526	$2,338,285

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellites

As of June 30, 2022, our satellite fleet consisted of ten geosynchronous (“GEO”) satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. Our owned S-band low-earth orbit (“LEO”) nano-satellites are not included in the table below.

The following table presents our GEO satellite fleet as of June 30, 2022:

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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		June 30, 2022	December 31, 2021
Satellites, net:
Satellites - owned	7 to 15	$1,808,826	$1,806,664
Satellites - acquired under finance leases	15	360,257	354,170
Construction in progress	—	598,115	541,422
Total satellites		2,767,198	2,702,256
Accumulated depreciation:
Satellites - owned		(1,045,006)	(995,962)
Satellites - acquired under finance leases		(109,728)	(95,671)
Total accumulated depreciation		(1,154,734)	(1,091,633)
Total satellites, net		$1,612,464	$1,610,623

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Depreciation expense:
Satellites - owned	$24,282	$22,581	$48,478	$54,742
Satellites - acquired under finance leases	6,137	7,396	12,124	14,597
Total depreciation expense	$30,419	$29,977	$60,602	$69,339

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Capitalized interest	$10,883	$9,727	$21,265	$18,290

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

Satellite-Related Commitments

As of June 30, 2022 and December 31, 2021 our satellite-related commitments were $276.2 million and $342.2 million, respectively. These include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and six months ended June 30, 2022.

Fair Value of In-Orbit Incentives

As of June 30, 2022 and December 31, 2021, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $51.3 million and $53.2 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 8.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2020	$61,381	$(26,639)	$34,742	$444,020	$478,762
Amortization expense	—	(2,266)	(2,266)	—	(2,266)
Currency translation adjustments	(1,613)	783	(830)	(896)	(1,726)
Balance, June 30, 2021	$59,768	$(28,122)	$31,646	$443,124	$474,770

Balance, December 31, 2021	$57,137	$(29,088)	$28,049	$441,717	$469,766
Amortization expense	—	(2,120)	(2,120)	—	(2,120)
Currency translation adjustments	(3,023)	2,026	(997)	(2,126)	(3,123)
Balance, June 30, 2022	$54,114	$(29,182)	$24,932	$439,591	$464,523

Weighted-average useful life (in years)		13

NOTE 9.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	June 30, 2022	December 31, 2021
Other investments, net:
Equity method investments	$86,210	$91,226
Other equity investments	141,307	91,636
Other debt investments, net	124,561	114,885
Total other investments, net	$352,078	$297,747

Equity Method Investments

Dish Mexico

We own 49% of DISH Mexico, S. de R.L. de C.V. and its subsidiaries (“Dish Mexico”), a joint venture with an unrelated Mexican entity that we entered into in 2008 to provide direct-to-home satellite services in Mexico. During the fourth quarter of 2021, we concluded that our investment in Dish Mexico was not recoverable.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Deluxe	$1,335	$1,229	$2,658	$2,860
BCS	$1,950	$2,766	$3,721	$4,114

The following table presents trade accounts receivable:

	As of
	June 30, 2022	December 31, 2021
Deluxe	$1,769	$934
BCS	$7,507	$5,544

Other Equity Investments

The following table presents the activity on our investments:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Gain (loss) on investments, net	$217	$2,100	$49,888	$16,256
NOTE 10.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		June 30, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$700,170	$750,000	$825,555
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	673,238	750,000	838,740
Less: Unamortized debt issuance costs		(3,621)	—	(4,006)	—
Total long-term debt, net		$1,496,379	$1,373,408	$1,495,994	$1,664,295

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

Our income tax provision was $5.4 million for the three months ended June 30, 2022 compared to our income tax provision of $21.2 million for the three months ended June 30, 2021. Our estimated effective income tax rate was 34.0% and 37.7% for the three months ended June 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of filing a U.S. Federal amended return. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Our income tax provision was $38.2 million for the six months ended June 30, 2022 compared to our income tax provision of $43.3 million for the six months ended June 30, 2021. Our estimated effective income tax rate was 27.7% and 27.8% for the six months ended June 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Services and other revenue - DISH Network	$7,492	$9,029	$15,449	$17,450

The following table presents the related trade accounts receivable:

	As of
	June 30, 2022	December 31, 2021
Trade accounts receivable - DISH Network	$6,411	$4,244

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless these services are terminated by DISH Network upon at least 90 days’ written notice to us. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below). As a result, we and DISH Network amended the TerreStar Agreements to suspend our provision of warranty services to DISH Network from April 2020 through December 2020. Following the expiration of this suspension, we have recommenced providing warranty services to DISH Network. In May 2022, we and DISH Network amended the agreement for the provision of hosting services to extend the term until May 2027.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating expenses - DISH Network	$1,337	$1,813	$2,669	$3,120

The following table presents the related trade accounts payable:

	As of
	June 30, 2022	December 31, 2021
Trade accounts payable - DISH Network	$595	$503

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Collocation and Antenna Space Agreements. We and DISH Network entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements effective May 2021. In November 2021, we exercised our right to renew the collocation agreements at Gilbert, Arizona, Cheyenne, Wyoming, Spokane, Washington, Englewood, Colorado and Monee, Illinois for a period ending in February 2025. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In May 2022, we exercised our right to renew such other agreements at Monee, Illinois and Spokane, Washington through August 2025. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.9 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $3.6 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Referral Marketing Agreement. In June 2021, we and DISH Network entered into an agreement pursuant to which we will pre-qualify prospects contacting Hughes call centers and transfer those prospects to DISH Network for introduction to DISH Network’s video services, for prospects that convert Hughes will receive a commission. This agreement has an indefinite term and may be terminated by either party upon 90 days’ prior written notice.
Whidbey Island 5G Network Test Bed Subcontract. In June 2022, we and DISH Wireless entered into a subcontract (“DISH Subcontract”) pursuant to which DISH will provide access and use of a DISH lab, technical support and integration and testing support for the 5G network test bed to be delivered by Hughes to its customer.

Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	June 30, 2022	December 31, 2021
Other receivables - DISH Network, current	$—	$12,705
Other receivables - DISH Network, noncurrent	$78,275	$77,920

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 13. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2022. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 we had $0.5 million of trade accounts receivable from TSI.

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

The following table presents the components of the accrual:

	As of
	June 30, 2022	December 31, 2021
Additional license fees	$3,596	$3,812
Penalties	3,691	3,912
Interest and interest on penalties	79,555	81,389
Less: Payments	(18,671)	(8,451)
Total accrual	$68,171	$80,662

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2022
External revenue	$491,841	$4,502	$2,973	$499,316
Intersegment revenue	—	348	(348)	—
Total revenue	$491,841	$4,850	$2,625	$499,316

Capital expenditures	$64,861	$—	$10,918	$75,779
EBITDA	$179,928	$3,521	$(42,401)	$141,048

For the three months ended June 30, 2021
External revenue	$492,276	$4,195	$3,363	$499,834
Intersegment revenue	—	88	(88)	—
Total revenue	$492,276	$4,283	$3,275	$499,834

Capital expenditures	$72,187	$—	$11,045	$83,232
EBITDA	$210,194	$2,243	$(11,380)	$201,057

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2022
External revenue	$985,947	$8,778	$6,125	$1,000,850
Intersegment revenue	—	546	(546)	—
Total revenue	$985,947	$9,324	$5,579	$1,000,850

Capital expenditures	$125,882	$—	$62,035	$187,917
EBITDA	$371,098	$6,212	$16,940	$394,250

For the six months ended June 30, 2021
External revenue	$968,136	$8,196	$6,084	$982,416
Intersegment revenue	—	176	(176)	—
Total revenue	$968,136	$8,372	$5,908	$982,416

Capital expenditures	$154,382	$—	$108,084	$262,466
EBITDA	$408,772	$4,162	$46,793	$459,727

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$15,863	$56,167	$137,590	$155,886
Interest income, net	(9,072)	(5,240)	(15,494)	(11,189)
Interest expense, net of amounts capitalized	14,307	28,868	29,280	63,535
Depreciation and amortization	116,555	118,982	236,991	248,268
Net loss (income) attributable to non-controlling interests	3,395	2,280	5,883	3,227
EBITDA	$141,048	$201,057	$394,250	$459,727

NOTE 16.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	June 30, 2022	December 31, 2021
Other current assets, net:
Inventory	110,596	103,084
Prepaids and deposits	78,552	57,287
Trade accounts receivable - DISH Network	$6,411	$4,244
Other receivables - DISH Network	—	12,705
Other, net	16,318	21,124
Total other current assets	$211,877	$198,444

Other non-current assets, net:
Capitalized software, net	$120,421	$124,701
Contract acquisition costs, net	74,702	82,986
Other receivables - DISH Network	78,275	77,920
Restricted marketable investment securities	13,465	13,262
Deferred tax assets, net	5,307	5,417
Restricted cash	2,407	980
Contract fulfillment costs, net	1,589	1,721
Other, net	33,398	31,254
Total other non-current assets, net	$329,564	$338,241

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	June 30, 2022	December 31, 2021
Accrued expenses and other current liabilities:
Accrued compensation	$52,719	$63,935
Operating lease obligation	17,322	16,781
Accrued interest	38,407	39,395
Accrued taxes	11,980	11,738
Accrual for license fee dispute	10,699	11,178
Trade accounts payable - DISH Network	595	503
Other	64,105	65,912
Total accrued expenses and other current liabilities	$195,827	$209,442

Other non-current liabilities:
Accrual for license fee dispute	$57,472	$69,484
Contract liabilities	9,922	10,669
Other	54,785	56,273
Total other non-current liabilities	$122,179	$136,426

Inventory

The following table presents the components of inventory:

	As of
	June 30, 2022	December 31, 2021
Raw materials	$21,495	$13,778
Work-in-process	15,078	11,705
Finished goods	74,023	77,601
Total inventory	$110,596	$103,084

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the six months ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$32,842	$60,523
Cash paid for income taxes	$23,962	$14,778

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$7,042	$7,124
Increase (decrease) in capital expenditures included in accounts payable, net	$(9,910)	$8,417
Non-cash net assets received as part of the India JV formation	$36,701	$—

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

Our operations include various corporate functions (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in our Corporate and Other segment in our segment reporting.

All amounts presented in this Management’s Discussion and Analysis, unless otherwise noted, are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended June 30, 2022:

• Revenue of $499.3 million
•Operating income of $45.9 million
•Net income of $10.5 million
•Net income attributable to EchoStar common stock of $13.9 million and basic and diluted earnings per share of common stock of $0.16
•Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) of $141.0 million (see reconciliation of this non-GAAP measure in Results of Operations)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Consolidated Financial Condition as of June 30, 2022:

•Total assets of $6.1 billion
•Total liabilities of $2.6 billion
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

Our Hughes segment continues to focus its efforts on optimizing financial returns of our existing satellites while planning for new satellite capacity to be launched, leased or acquired. In addition, we are also providing wireline and wireless capacity to utilize in markets that include residential, community WiFi, backhaul, and other enterprise broadband and multi-transport services. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise and consumer businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
In August 2017, we entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (the “HughesNet service”) in North, Central and South America as well as enterprise broadband services. The EchoStar XXIV satellite is expected to be launched in the first half of 2023. Further delays or impediments could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in our Corporate and Other segment in our segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	June 30, 2022	March 31, 2022
United States	1,019,000	1,055,000
Latin America	327,000	351,000
Total broadband subscribers	1,346,000	1,406,000

The following table presents the approximate number of net subscriber additions:

	For the Three Months Ended
	June 30, 2022	March 31, 2022
United States	(35,000)	(35,000)
Latin America	(25,000)	(21,000)
Total net subscriber additions	(60,000)	(56,000)

Our current capacity limitations have resulted in constraints in adding new subscribers in certain areas. Our ability to retain existing customers is being impacted by our capacity limitations as well as competitive pressure from competitors and other technologies. Challenges in meeting demand for the three months ended June 30, 2022, resulted in higher churn and lower total subscribers despite higher new subscriber additions as compared to the three months ended March 31, 2022.

Our Latin America consumer subscriber base in certain areas, similar to the U.S., continues to be capacity constrained. Our ability to retain existing customers is being impacted by adverse economic conditions in many areas of Latin America and capacity constraints limit our ability to add new subscribers. For the three months ended June 30, 2022, the lower net subscribers were due to lower gross additions primarily from more selective customer screening and continued high churn as compared to the three months ended March 31, 2022.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for applications other than consumer subscribers, such as community WiFi, and for other enterprise and government opportunities in Latin America. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of June 30, 2022, our Hughes segment had $1.6 billion of contracted revenue backlog, an increase of 15.3%, as compared to December 31, 2021, primarily due to an increase in contracts from our domestic and international customers. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of June 30, 2022, our ESS segment had $16.8 million of contracted revenue backlog, an increase of 61.7%, as compared to December 31, 2021, primarily due to an increase in satellite service contracts with new and existing customers. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
S-Band Strategy

We continue to explore the development and deployment of S-band technologies that we expect will reduce the cost of satellite communications for internet-of-things, machine-to-machine communications, public protection, disaster relief and other end-to-end services worldwide and the integration of our products and services into new global, hybrid networks that leverage multiple satellites and terrestrial technologies. We believe we remain in a unique position to develop a hybrid mobile satellite service (“MSS”) and complementary ground component (“CGC”) network in Europe, including through the use of our EchoStar XXI satellite, which was placed into service in November 2017, and the EUTELSAT 10A payload.  In addition, we hold additional S-band MSS and terrestrial licenses in Mexico and Chile.

We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global Australia Pty Ltd (“EchoStar Global”) which holds global S-band non-geostationary satellite spectrum rights for MSS. We have completed the process of fulfilling the remaining requirements under the International Telecommunication Union (“ITU”) Radio Regulations of bringing the Australian filing into use. The nano-satellite we launched in the second quarter of 2021 is now being used to develop and test a wide range of potential S-band applications and services.

Cybersecurity

We and the third parties with whom we do business face a constantly evolving and increasingly complex landscape of systemic cybersecurity risk in which hackers and other parties use multifaceted tactics, techniques, and procedures to execute cyberattacks and leverage security breaches and vulnerabilities. Our efforts in mitigating these risks through our cybersecurity program cannot eliminate all cybersecurity risk, including the risk of events that cascade through multiple internal networks or systems, or to one or more suppliers or customers. Disturbances in our systems caused by cyberattacks, including attacks on our third-party contractors and suppliers, could materially harm our ability to conduct our operations and may result in losses that could have a material adverse effect on our financial position. This may also create adverse consequences for our suppliers, third-party service providers, customers, and other third parties that we interact with on a regular basis. In addition, these types of security events could be widely publicized and could materially and adversely affect our reputation with our customers, vendors and shareholders and could harm our competitive position. Such incidents could also result in the release of confidential information about our operations, financial position and performance or about our customers or other third parties which could result in legal claims, fines, or liabilities that may not be covered by our insurance policies and could be material. Additionally, a security compromise or ransomware incident could require us to allocate significant management resources to recovery and mitigation and compel us to expend substantial additional resources to upgrade security measures to continue to protect our confidential information against cyberattacks.

In addition to our efforts to mitigate cybersecurity risk within our business, we are making investments to alleviate potential cybersecurity risk to our products. As a result of these efforts, we could discover new vulnerabilities within our products and systems. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including factors outside our control.

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and six months ended June 30, 2022. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table presents our consolidated results of operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021:

	For the three months ended June 30,		Variance
Statements of Operations Data (1)	2022	2021	Amount	%
Revenue:
Services and other revenue	$414,697	$431,279	$(16,582)	(3.8)
Equipment revenue	84,619	68,555	16,064	23.4
Total revenue	499,316	499,834	(518)	(0.1)
Costs and expenses:
Cost of sales - services and other	144,235	139,547	4,688	3.4
% of total services and other revenue	34.8%	32.4%
Cost of sales - equipment	70,054	54,503	15,551	28.5
% of total equipment revenue	82.8%	79.5%
Selling, general and administrative expenses	113,091	114,038	(947)	(0.8)
% of total revenue	22.6%	22.8%
Research and development expenses	8,764	7,441	1,323	17.8
% of total revenue	1.8%	1.5%
Depreciation and amortization	116,555	118,982	(2,427)	(2.0)
Impairment of long-lived assets	711	15	696	*
Total costs and expenses	453,410	434,526	18,884	4.3
Operating income (loss)	45,906	65,308	(19,402)	(29.7)
Other income (expense):
Interest income, net	9,072	5,240	3,832	73.1
Interest expense, net of amounts capitalized	(14,307)	(28,868)	14,561	(50.4)
Gains (losses) on investments, net	(22,538)	30,633	(53,171)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(1,301)	(4,044)	2,743	(67.8)
Foreign currency transaction gains (losses), net	(3,642)	665	(4,307)	*
Other, net	2,673	(12,767)	15,440	*
Total other income (expense), net	(30,043)	(9,141)	(20,902)	*
Income (loss) before income taxes	15,863	56,167	(40,304)	(71.8)
Income tax benefit (provision), net	(5,390)	(21,152)	15,762	(74.5)
Net income (loss)	10,473	35,015	(24,542)	(70.1)
Less: Net loss (income) attributable to non-controlling interests	3,395	2,280	1,115	48.9
Net income (loss) attributable to EchoStar Corporation common stock	$13,868	$37,295	$(23,427)	(62.8)

Other data:
EBITDA (2)	$141,048	$201,057	$(60,009)	(29.8)
Subscribers, end of period	1,346,000	1,542,000	(196,000)	(12.7)
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the three months ended June 30, 2022 and 2021.

Services and other revenue.  Services and other revenue totaled $414.7 million for the three months ended June 30, 2022, a decrease of $16.6 million, or 3.8%, as compared to 2021. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $21.1 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $3.7 million and to our mobile satellite system and other customers of $0.9 million. These variances reflect the negative impact of exchange rate fluctuations of $0.4 million, primarily attributable to our enterprise customers, partially offset by our consumer customers.

Equipment revenue.  Equipment revenue totaled $84.6 million for the three months ended June 30, 2022, an increase of $16.1 million, or 23.4%, as compared to 2021. The increase was primarily attributable to increases in hardware sales of $18.8 million to our enterprise customers mainly associated with a certain customer in North America and to international customers, partially offset by decreases in hardware sales of $2.6 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $144.2 million for the three months ended June 30, 2022, an increase of $4.7 million, or 3.4%, as compared to 2021. The increase was primarily attributable to increases in costs provided to our consumer and enterprise customers, mainly related to service delivery expenses.

Cost of sales - equipment. Cost of sales - equipment totaled $70.1 million for the three months ended June 30, 2022, an increase of $15.6 million, or 28.5%, as compared to 2021. The increase was primarily attributable to the corresponding increase in equipment revenue, an increase in hardware and installation support costs and change in product mix.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $113.1 million for the three months ended June 30, 2022, a decrease of $0.9 million, or 0.8%, as compared to 2021. The decrease was primarily attributable to decreases in: i) sales and marketing expenses of $2.1 million and ii) legal expenses of $2.1 million, offset by increases in: i) bad debt expense of $2.4 million and ii) other general and administrative expenses of $1.0 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $116.6 million for the three months ended June 30, 2022, a decrease of $2.4 million, or 2.0%, as compared to 2021. The decrease was primarily attributable to decreases in other property and equipment depreciation expense of $4.3 million and decreases in amortization of intangibles of $0.6 million, partially offset by increases in amortization of our capitalized software of $1.6 million.

Interest income, net.  Interest income, net totaled $9.1 million for the three months ended June 30, 2022, an increase of $3.8 million, or 73.1%, as compared to 2021, primarily attributable to increases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $14.3 million for the three months ended June 30, 2022, a decrease of $14.6 million, or 50.4%, as compared to 2021. The decrease was primarily attributable to a decrease of $13.0 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $1.2 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $22.5 million in losses for the three months ended June 30, 2022, as compared to $30.6 million in gains for the three months ended June 30, 2021, a negative change of $53.2 million. The change was related to net increased losses on marketable investment securities and other equity securities of $50.8 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $1.3 million in losses for the three months ended June 30, 2022, as compared to $4.0 million in losses for the three months ended June 30, 2021, a positive change of $2.7 million. The change was related to net decreased losses from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $3.6 million in losses for the three months ended June 30, 2022, as compared to $0.7 million in gains for the three months ended June 30, 2021, a negative change of $4.3 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the quarter, primarily related to Latin American currencies and the Indian Rupee.

Other, net. Other, net totaled $2.7 million in gains for the three months ended June 30, 2022, as compared to $12.8 million in losses for the three months ended June 30, 2021, a positive change of $15.4 million. The change was primarily attributable to a litigation expense of $16.8 million in 2021.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(5.4) million for the three months ended June 30, 2022, as compared to $(21.2) million for the three months ended June 30, 2021. Our effective income tax rate was 34.0% and 37.7% for the three months ended June 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of filing a U.S. Federal amended return. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Net income (loss) attributable to EchoStar Corporation common stock. The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended June 30,2021	$37,295
Decrease (increase) in income tax benefit (provision), net	15,762
Increase (decrease) in other, net	15,440
Decrease (increase) in interest expense, net of amounts capitalized	14,561
Increase (decrease) in interest income, net	3,832
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,743
Decrease (increase) in net loss (income) attributable to non-controlling interests	1,115
Increase (decrease) in foreign currency transaction gains (losses), net	(4,307)
Increase (decrease) in operating income (loss), including depreciation and amortization	(19,402)
Increase (decrease) in gains (losses) on investments, net	(53,171)
Net income (loss) attributable to EchoStar Corporation for the three months ended June 30, 2022	$13,868

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the three months ended June 30,		Variance
	2022	2021	Amounts	%
Net income (loss)	$10,473	$35,015	$(24,542)	(70.1)
Interest income, net	(9,072)	(5,240)	(3,832)	73.1
Interest expense, net of amounts capitalized	14,307	28,868	(14,561)	(50.4)
Income tax provision (benefit), net	5,390	21,152	(15,762)	(74.5)
Depreciation and amortization	116,555	118,982	(2,427)	(2.0)
Net loss (income) attributable to non-controlling interests	3,395	2,280	1,115	48.9
EBITDA	$141,048	$201,057	$(60,009)	(29.8)

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended June 30, 2021	$201,057
Increase (decrease) in other, net	15,440
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,743
Decrease (increase) in net loss (income) attributable to non-controlling interests	1,115
Increase (decrease) in foreign currency transaction gains (losses), net	(4,307)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(21,829)
Increase (decrease) in gains (losses) on investments, net	(53,171)
EBITDA for the three months ended June 30, 2022	$141,048

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2022
Total revenue	$491,841	$4,850	$2,625	$499,316
Capital expenditures	64,861	—	10,918	75,779
EBITDA	179,928	3,521	(42,401)	141,048

For the three months ended June 30, 2021
Total revenue	$492,276	$4,283	$3,275	$499,834
Capital expenditures	72,187	—	11,045	83,232
EBITDA	210,194	2,243	(11,380)	201,057

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Hughes Segment

	For the three months ended June 30,		Variance
	2022	2021	Amount	%
Total revenue	$491,841	$492,276	$(435)	(0.1)
Capital expenditures	64,861	72,187	(7,326)	(10.1)
EBITDA	179,928	210,194	(30,266)	(14.4)

Total revenue was $491.8 million for the three months ended June 30, 2022, a decrease of $0.4 million, or 0.1%, as compared to 2021.  Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $21.1 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $3.7 million and to our mobile satellite system and other customers of $0.9 million. Equipment revenue increased primarily due to increases in hardware sales of $18.8 million to our enterprise customers mainly associated with a certain customer in North America and to international customers, partially offset by decreases in hardware sales of $2.6 million to our consumer customers. These variances reflect the negative impact of exchange rate fluctuations of $0.5 million, primarily attributable to our enterprise customers.

Capital expenditures were $64.9 million for the three months ended June 30, 2022, a decrease of $7.3 million, or 10.1%, as compared to 2021, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended June 30, 2021	$210,194
Decrease (increase) in net loss (income) attributable to non-controlling interests	1,114
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	36
Increase (decrease) in gains (losses) on investments, net	(1,883)
Increase (decrease) in other, net	(2,515)
Increase (decrease) in foreign currency transaction gains (losses), net	(3,535)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(23,483)
EBITDA for the three months ended June 30, 2022	$179,928

ESS Segment

	For the three months ended June 30,		Variance
	2022	2021	Amounts	%
Total revenue	$4,850	$4,283	$567	13.2
EBITDA	3,521	2,243	1,278	57.0

Total revenue was $4.9 million for the three months ended June 30, 2022, an increase of $0.6 million, or 13.2%, as compared to 2021, primarily due to an increase in transponder services provided to third parties.

EBITDA was $3.5 million for the three months ended June 30, 2022, an increase of $1.3 million, or 57.0%, as compared to 2021, primarily due to the increase in overall ESS segment revenue and lower expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Corporate and Other Segment

	For the three months ended June 30,		Variance
	2022	2021	Amounts	%
Total revenue	$2,625	$3,275	$(650)	(19.8)
Capital expenditures	10,918	11,045	(127)	(1.1)
EBITDA	(42,401)	(11,380)	(31,021)	*
*    Percentage is not meaningful.

Total revenue was $2.6 million for the three months ended June 30, 2022, a decrease of $0.7 million, or 19.8%, as compared to 2021, which was primarily attributable to decreased services and other revenue from DISH Network.

Capital expenditures were $10.9 million for the three months ended June 30, 2022, which is primarily flat compared to 2021.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the three months ended June 30, 2021	$(11,380)
Increase (decrease) in other, net	18,026
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	2,707
Increase (decrease) in operating income (loss), excluding depreciation and amortization	377
Increase (decrease) in foreign currency transaction gains (losses), net	(843)
Increase (decrease) in gains (losses) on investments, net	(51,288)
EBITDA for the three months ended June 30, 2022	$(42,401)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table presents our consolidated results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	For the six months ended June 30,		Variance
Statements of Operations Data (1)	2022	2021	Amount	%
Revenue:
Services and other revenue	$833,508	$861,616	$(28,108)	(3.3)
Equipment revenue	167,342	120,800	46,542	38.5
Total revenue	1,000,850	982,416	18,434	1.9
Costs and expenses:
Cost of sales - services and other	285,364	272,336	13,028	4.8
% of total services and other revenue	34.2%	31.6%
Cost of sales - equipment	139,168	99,654	39,514	39.7
% of total equipment revenue	83.2%	82.5%
Selling, general and administrative expenses	231,261	228,157	3,104	1.4
% of total revenue	23.1%	23.2%
Research and development expenses	16,381	14,986	1,395	9.3
% of total revenue	1.6%	1.5%
Depreciation and amortization	236,991	248,268	(11,277)	(4.5)
Impairment of long-lived assets	711	245	466	*
Total costs and expenses	909,876	863,646	46,230	5.4
Operating income (loss)	90,974	118,770	(27,796)	(23.4)
Other income (expense):
Interest income, net	15,494	11,189	4,305	38.5
Interest expense, net of amounts capitalized	(29,280)	(63,535)	34,255	(53.9)
Gains (losses) on investments, net	58,148	109,233	(51,085)	(46.8)
Equity in earnings (losses) of unconsolidated affiliates, net	(3,015)	(2,670)	(345)	12.9
Foreign currency transaction gains (losses), net	2,752	(3,404)	6,156	*
Other, net	2,517	(13,697)	16,214	*
Total other income (expense), net	46,616	37,116	9,500	25.6
Income (loss) before income taxes	137,590	155,886	(18,296)	(11.7)
Income tax benefit (provision), net	(38,172)	(43,299)	5,127	(11.8)
Net income (loss)	99,418	112,587	(13,169)	(11.7)
Less: Net loss (income) attributable to non-controlling interests	5,883	3,227	2,656	82.3
Net income (loss) attributable to EchoStar Corporation common stock	$105,301	$115,814	$(10,513)	(9.1)

Other data:
EBITDA (2)	$394,250	$459,727	$(65,477)	(14.2)
Subscribers, end of period	1,346,000	1,542,000	(196,000)	(12.7)
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the six months ended June 30, 2022 and 2021.

Services and other revenue.  Services and other revenue totaled $833.5 million for the six months ended June 30, 2022, a decrease of $28.1 million, or 3.3%, as compared to 2021.  The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $38.1 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $7.0 million and to our mobile satellite system and other customers of $2.4 million. These variances reflect the negative impact of exchange rate fluctuations of $1.3 million, primarily attributable to our enterprise customers, partially offset by our consumer customers.

Equipment revenue.  Equipment revenue totaled $167.3 million for the six months ended June 30, 2022, an increase of $46.5 million, or 38.5%, as compared to 2021.  The increase was primarily attributable to increases in hardware sales to our enterprise customers of $47.0 million mainly associated with a certain customer in North America and to international customers, partially offset by decreases in hardware sales of $3.1 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $285.4 million for the six months ended June 30, 2022, an increase of $13.0 million, or 4.8%, as compared to 2021. The increase was attributable to a non-recurring decrease in a certain international regulatory fee of $4.5 million in 2021 and increases in costs provided to our consumer and enterprise customers, mainly related to service delivery expenses.

Cost of sales - equipment.  Cost of sales - equipment totaled $139.2 million for the six months ended June 30, 2022, an increase of $39.5 million, or 39.7%, as compared to 2021. The increase was primarily attributable to the corresponding increase in equipment revenue, an increase in hardware and installation support costs and change in product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $231.3 million for the six months ended June 30, 2022, an increase of $3.1 million, or 1.4%, as compared to 2021. The increase was primarily attributable to increases in: i) bad debt expense of $6.3 million primarily due to the recovery of bad debt reserves in 2021 and ii) other general and administrative expenses of $2.1 million, offset by decreases in: i) legal expenses of $4.4 million and ii) sales and marketing expenses of $0.9 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $237.0 million for the six months ended June 30, 2022, a decrease of $11.3 million, or 4.5%, as compared to 2021.  The decrease was primarily attributable to (i) decreases in our satellite depreciation of $9.1 million, mainly related to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in amortization of intangibles of $2.1 million, and (iii) decreases in other property and equipment depreciation expense of $5.9 million. These decreases were partially offset by increases in amortization of our capitalized software of $4.8 million.

Interest income, net.  Interest income, net totaled $15.5 million for the six months ended June 30, 2022, an increase of $4.3 million, or 38.5%, as compared to 2021, primarily attributable to increases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized, totaled $29.3 million for the six months ended June 30, 2022, a decrease of $34.3 million, or 53.9%, as compared to 2021.  The decrease was primarily attributable to a decrease of $30.8 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $3.0 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $58.1 million in gains for the six months ended June 30, 2022, as compared to $109.2 million in gains for the six months ended June 30, 2021, a negative change of $51.1 million. The change was related to net decreased gains on marketable investment securities and other equity securities of $47.5 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $3.0 million in losses for the six months ended June 30, 2022, as compared to $2.7 million in losses for the six months ended June 30, 2021, a negative change of $0.3 million. The change was related to net increased losses from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $2.8 million in gains for the six months ended June 30, 2022, as compared to $3.4 million in losses for the six months ended June 30, 2021, a positive change of $6.2 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the period, primarily related the Indian Rupee and Latin American currencies.

Other, net. Other, net totaled $2.5 million in gains for the six months ended June 30, 2022, as compared to $13.7 million in losses for the six months ended June 30, 2021, a positive change of $16.2 million. The change was primarily attributable to a litigation expense of $16.8 million in 2021.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(38.2) million for the six months ended June 30, 2022, as compared to $(43.3) million for the six months ended June 30, 2021. Our effective income tax rate was 27.7% and 27.8% for the six months ended June 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the impact of state and local taxes. The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Net income (loss) attributable to EchoStar Corporation common stock.  The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the six months ended June 30, 2021	$115,814
Decrease (increase) in interest expense, net of amounts capitalized	34,255
Increase (decrease) in other, net	16,214
Increase (decrease) in foreign currency transaction gains (losses), net	6,156
Decrease (increase) in income tax benefit (provision), net	5,127
Increase (decrease) in interest income, net	4,305
Increase (decrease) in net income (loss) attributable to non-controlling interest	2,656
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(345)
Increase (decrease) in operating income (loss), including depreciation and amortization	(27,796)
Increase (decrease) in gains (losses) on investments, net	(51,085)
Net income (loss) attributable to EchoStar Corporation for the six months ended June 30, 2022	$105,301

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the six months ended June 30,		Variance
	2022	2021	Amount	%
Net income (loss)	$99,418	$112,587	$(13,169)	(11.7)
Interest income, net	(15,494)	(11,189)	(4,305)	38.5
Interest expense, net of amounts capitalized	29,280	63,535	(34,255)	(53.9)
Income tax provision (benefit), net	38,172	43,299	(5,127)	(11.8)
Depreciation and amortization	236,991	248,268	(11,277)	(4.5)
Net loss (income) attributable to non-controlling interests	5,883	3,227	2,656	82.3
EBITDA	$394,250	$459,727	$(65,477)	(14.2)

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the six months ended June 30, 2021	$459,727
Increase (decrease) in other, net	16,214
Increase (decrease) in foreign currency transaction gains (losses), net	6,156
Decrease (increase) in net loss (income) attributable to non-controlling interests	2,656
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(345)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(39,073)
Increase (decrease) in gains (losses) on investments, net	(51,085)
EBITDA for the six months ended June 30, 2022	$394,250

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2022
Total revenue	$985,947	$9,324	$5,579	$1,000,850
Capital expenditures	125,882	—	62,035	187,917
EBITDA	371,098	6,212	16,940	394,250

For the six months ended June 30, 2021
Total revenue	$968,136	$8,372	$5,908	$982,416
Capital expenditures	154,382	—	108,084	262,466
EBITDA	408,772	4,162	46,793	459,727

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Hughes Segment

	For the six months ended June 30,		Variance
	2022	2021	Amount	%
Total revenue	$985,947	$968,136	$17,811	1.8
Capital expenditures	125,882	154,382	(28,500)	(18.5)
EBITDA	371,098	408,772	(37,674)	(9.2)

Total revenue was $985.9 million for the six months ended June 30, 2022, an increase of $17.8 million, or 1.8%, as compared to 2021.  Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $38.1 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $7.0 million and to our mobile satellite system and other customers of $2.4 million. Equipment revenue increased primarily due to increases in hardware sales to our enterprise customers of $47.0 million mainly associated with a certain customer in North America and to international customers, partially offset by decreases in hardware sales of $3.1 million to our consumer customers. These variances reflect the negative impact of exchange rate fluctuations of $1.4 million, primarily attributable to our enterprise customers.

Capital expenditures were $125.9 million for the six months ended June 30, 2022, a decrease of $28.5 million, or 18.5%, as compared to 2021, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the six months ended June 30, 2021	$408,772
Increase (decrease) in foreign currency transaction gains (losses), net	6,545
Decrease (increase) in net loss (income) attributable to non-controlling interests	2,655
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	199
Increase (decrease) in gains (losses) on investments, net	(1,883)
Increase (decrease) in other, net	(3,382)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(41,808)
EBITDA for the six months ended June 30, 2022	$371,098

ESS Segment

	For the six months ended June 30,		Variance
	2022	2021	Amount	%
Total revenue	$9,324	$8,372	$952	11.4
EBITDA	6,212	4,162	2,050	49.3

Total revenue was $9.3 million for the six months ended June 30, 2022, an increase of $1.0 million, or 11.4%, compared to 2021, primarily due to an increase in transponder services provided to third parties.

EBITDA was $6.2 million for the six months ended June 30, 2022, an increase of $2.1 million, or 49.3%, as compared to 2021, primarily due to the increase in overall ESS segment revenue and lower expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Corporate and Other Segment

	For the six months ended June 30,		Variance
	2022	2021	Amount	%
Total revenue	$5,579	$5,908	$(329)	(5.6)
Capital expenditures	62,035	108,084	(46,049)	(42.6)
EBITDA	16,940	46,793	(29,853)	(63.8)

Total revenue was $5.6 million for the six months ended June 30, 2022, which is primarily flat compared to 2021.

Capital expenditures were $62.0 million for the six months ended June 30, 2022, a decrease of $46.0 million, as compared to 2021, primarily due to decreases in expenditures related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the six months ended June 30, 2021	$46,793
Increase (decrease) in other, net	19,598
Increase (decrease) in operating income (loss), excluding depreciation and amortization	685
Increase (decrease) in foreign currency transaction gains (losses), net	(390)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(544)
Increase (decrease) in gains (losses) on investments, net	(49,202)
EBITDA for the six months ended June 30, 2022	$16,940

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

As of June 30, 2022 our cash, cash equivalents and marketable investment securities totaled $1.5 billion, $0.5 billion of which we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

Cash Flow Activities

The following table summarizes our cash flows provided by (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	For the six months ended June 30,		Variance
	2022	2021
Operating activities	$251,632	$308,640	$(57,008)
Investing activities	280,295	566,292	(285,997)
Financing activities	(74,071)	(1,053,818)	979,747
Effect of exchange rates on cash and cash equivalents	(728)	(443)	(285)
Net increase (decrease) in cash and cash equivalents	$457,128	$(179,329)	$636,457

Cash flows provided by (used for) operating activities decreased by $57.0 million primarily attributable to changes in net income (loss) of $(13.2) million, depreciation and amortization of $(11.3) million, gains (losses) on investments, net of $51.1 million, foreign currency translation losses (gains), net of $(6.2) million, deferred tax provision (benefit), net of $(9.6) million, and other, net of $21.2 million and changes in assets and liabilities, net of $(89.5) million.

Cash flows provided by (used for) investing activities decreased by $286.0 million primarily attributable to our marketable investment securities net activity, other investments net activity, a decrease in expenditures for property and equipment, and the India JV formation.

Cash flows provided by (used for) financing activities improved by $979.7 million primarily attributable to decreases in treasury share repurchases of $86.7 million and the repurchase and maturity of our 7 5/8% Senior Unsecured Notes due 2021 of $901.8 million.

Obligations and Future Capital Requirements

Contractual Obligations

As of June 30, 2022, our satellite-related commitments were $276.2 million. These primarily include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations, and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Letters of Credit

The following table presents the components of our letters of credit as of June 30, 2022:

Amounts
Restricted cash	$13,752
Insurance bonds	7,091
Credit arrangement available to our foreign subsidiaries	30,192
Total letters of credit	$51,035

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

We have a significant amount of outstanding indebtedness. As of June 30, 2022, our total indebtedness was $1.5 billion. Refer to our Form 10-K for a discussion of the terms of our long-term debt. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements and the design and construction and launch of our new EchoStar XXIV satellite. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets. Other aspects of our business operations may also require additional capital. We also expect to owe U.S. Federal income tax for 2022.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Stock Repurchases

On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. Purchases under our repurchase authorizations may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under these authorizations and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the three and six months ended June 30, 2022, we repurchased 1,924,875 and 3,386,969 shares of our Class A common stock for $42.8 million and $77.9 million, respectively under this program. The remaining authorization under this program was $422.1 million as of June 30, 2022.
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

The worldwide interruptions and delays in the supply of components, materials and parts, although not materially impacting our operations during the first half of 2022, may impact our ability to timely provide equipment deliveries in the future. These interruptions and delays could also increase the cost of our equipment which we may not be able to pass onto our customers.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of June 30, 2022, our market risk has not changed materially from those presented in our Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

The following table provides information regarding repurchases of our Class A common stock during the three months ended June 30, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
April 1 - 30	455,303	$24.34	455,303	$453,870
May 1 - 31	1,141,754	21.92	1,141,754	428,845
June 1 - 30	327,818	20.47	327,818	422,136
Total	1,924,875	$22.24	1,924,875	$422,136
(1) On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. All shares repurchased reflected in the table above have been converted to treasury shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On August 3, 2022, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended June 30, 2022. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated August 3, 2022 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2022.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)    Filed herewith.
(I)    Furnished herewith.
*    Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: August 3, 2022	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)