Form 10-Q
period 2022-09-30
EchoStar CORP
filed 2022-11-03
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022.

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

As of October 20, 2022, the registrant’s outstanding common stock consisted of 35,443,848 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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
i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$901,269	$535,894
Marketable investment securities	666,904	1,010,496
Trade accounts receivable and contract assets, net	243,683	182,063
Other current assets, net	229,214	198,444
Total current assets	2,041,070	1,926,897
Non-current assets:
Property and equipment, net	2,251,258	2,338,285
Operating lease right-of-use assets	147,811	149,198
Goodwill	532,570	511,086
Regulatory authorizations, net	460,084	469,766
Other intangible assets, net	16,323	13,984
Other investments, net	352,778	297,747
Other non-current assets, net	323,411	338,241
Total non-current assets	4,084,235	4,118,307
Total assets	$6,125,305	$6,045,204

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$95,019	$109,338
Contract liabilities	127,584	141,343
Accrued expenses and other current liabilities	183,613	209,442
Total current liabilities	406,216	460,123
Non-current liabilities:
Long-term debt, net	1,496,578	1,495,994
Deferred tax liabilities, net	434,043	403,684
Operating lease liabilities	133,197	134,897
Other non-current liabilities	119,719	136,426
Total non-current liabilities	2,183,537	2,171,001
Total liabilities	2,589,753	2,631,124

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 58,604,927 shares issued and 35,291,616 shares outstanding at September 30, 2022 and 58,059,622 shares issued and 38,726,923 shares outstanding at December 31, 2021	59	58
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both September 30, 2022 and December 31, 2021	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both September 30, 2022 and December 31, 2021	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	3,361,219	3,345,878
Accumulated other comprehensive income (loss)	(180,339)	(212,102)
Accumulated earnings (losses)	784,170	656,466
Treasury shares, at cost	(525,824)	(436,521)
Total EchoStar Corporation stockholders' equity	3,439,333	3,353,827
Non-controlling interests	96,219	60,253
Total stockholders' equity	3,535,552	3,414,080
Total liabilities and stockholders' equity	$6,125,305	$6,045,204
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Services and other revenue	$401,382	$432,739	$1,234,890	$1,294,355
Equipment revenue	96,005	71,921	263,347	192,721
Total revenue	497,387	504,660	1,498,237	1,487,076
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	145,189	138,179	430,553	410,515
Cost of sales - equipment (exclusive of depreciation and amortization)	74,329	62,328	213,497	161,982
Selling, general and administrative expenses	111,421	112,986	342,682	341,143
Research and development expenses	9,181	7,974	25,562	22,960
Depreciation and amortization	110,233	120,596	347,224	368,864
Impairment of long-lived assets	—	—	711	245
Total costs and expenses	450,353	442,063	1,360,229	1,305,709
Operating income (loss)	47,034	62,597	138,008	181,367
Other income (expense):
Interest income, net	14,183	5,725	29,677	16,914
Interest expense, net of amounts capitalized	(13,845)	(16,313)	(43,125)	(79,848)
Gains (losses) on investments, net	(10,077)	3,748	48,071	112,981
Equity in earnings (losses) of unconsolidated affiliates, net	(1,426)	74	(4,441)	(2,596)
Foreign currency transaction gains (losses), net	(2,805)	(6,641)	(53)	(10,045)
Other, net	(319)	775	2,198	(12,922)
Total other income (expense), net	(14,289)	(12,632)	32,327	24,484
Income (loss) before income taxes	32,745	49,965	170,335	205,851
Income tax benefit (provision), net	(13,195)	(19,748)	(51,367)	(63,047)
Net income (loss)	19,550	30,217	118,968	142,804
Less: Net loss (income) attributable to non-controlling interests	2,853	3,192	8,736	6,419
Net income (loss) attributable to EchoStar Corporation common stock	$22,403	$33,409	$127,704	$149,223

Earnings (losses) per share - Class A and B common stock:
Basic	$0.27	$0.38	$1.51	$1.64
Diluted	$0.27	$0.38	$1.51	$1.64

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$19,550	$30,217	$118,968	$142,804
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18,853	(28,692)	29,684	(15,414)
Unrealized gains (losses) on available-for-sale securities	358	(234)	(275)	(214)
Other	2,660	119	2,660	(4,792)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	—	(5)	3	(12)
Total other comprehensive income (loss), net of tax	21,871	(28,812)	32,072	(20,432)
Comprehensive income (loss)	41,421	1,405	151,040	122,372
Less: Comprehensive loss (income) attributable to non-controlling interests	5,108	8,760	8,427	9,257
Comprehensive income (loss) attributable to EchoStar Corporation	$46,529	$10,165	$159,467	$131,629

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, June 30, 2021	$106	$3,337,190	$(182,226)	$699,405	$(343,869)	$74,299	$3,584,905
Issuances of Class A common stock:
Employee Stock Purchase Plan	—	2,473	—	—	—	—	2,473
Stock-based compensation	—	2,088	—	—	—	—	2,088
Contribution by non-controlling interest holder	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	(23,244)	—	—	(5,568)	(28,812)
Net income (loss)	—	—	—	33,409	—	(3,192)	30,217
Treasury share repurchase	—	—	—	—	(62,426)	—	(62,426)
Balance, September 30, 2021	$106	$3,341,751	$(205,470)	$732,814	$(406,295)	$65,539	$3,528,445

Balance, June 30, 2022	$107	$3,355,238	$(204,465)	$761,767	$(514,418)	$101,327	$3,499,556
Issuances of Class A common stock:
Employee benefits	—	—	—	—	—	—	—
Employee Stock Purchase Plan	—	2,126	—	—	—	—	2,126
Stock-based compensation	—	3,355	—	—	—	—	3,355
Other comprehensive income (loss)	—	—	24,126	—	—	(2,255)	21,871
Net income (loss)	—	—	—	22,403	—	(2,853)	19,550
Treasury share repurchase	—	—	—		(11,406)	—	(11,406)
Other	—	500	—	—	—	—	500
Balance, September 30, 2022	$107	$3,361,219	$(180,339)	$784,170	$(525,824)	$96,219	$3,535,552
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, December 31, 2020	$105	$3,321,426	$(187,876)	$583,591	$(174,912)	$64,916	$3,607,250
Issuances of Class A common stock:
Employee benefits	1	7,124	—	—	—	—	7,125
Employee Stock Purchase Plan	—	7,288	—	—	—	—	7,288
Stock-based compensation	—	5,913	—	—	—	—	5,913
Contribution by non-controlling interest holder	—	—	—	—	—	9,880	9,880
Other comprehensive income (loss)	—	—	(17,594)	—	—	(2,838)	(20,432)
Net income (loss)	—	—	—	149,223	—	(6,419)	142,804
Treasury share repurchase	—	—	—	—	(231,383)	—	(231,383)
Balance, September 30, 2021	$106	$3,341,751	$(205,470)	$732,814	$(406,295)	$65,539	$3,528,445

Balance, December 31, 2021	$106	$3,345,878	$(212,102)	$656,466	$(436,521)	$60,253	$3,414,080
Issuances of Class A common stock:
Employee benefits	1	7,041	—	—	—	—	7,042
Employee Stock Purchase Plan	—	7,173	—	—	—	—	7,173
Stock-based compensation	—	8,401	—	—	—	—	8,401
Issuance of equity and contribution of assets pursuant to the India JV formation	—	(14,090)	—	—	—	44,393	30,303
Other comprehensive income (loss)	—	—	31,763	—	—	309	32,072
Net income (loss)	—	—	—	127,704	—	(8,736)	118,968
Treasury share repurchase	—	—	—	—	(89,303)	—	(89,303)
Consideration received from DISH Network for R&D tax credits utilized	—	6,316	—	—	—	—	6,316
Other	—	500	—	—	—	—	500
Balance, September 30, 2022	$107	$3,361,219	$(180,339)	$784,170	$(525,824)	$96,219	$3,535,552

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$118,968	$142,804
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	347,224	368,864
Impairment of long-lived assets	711	245
Losses (gains) on investments, net	(48,071)	(112,981)
Equity in losses (earnings) of unconsolidated affiliates, net	4,441	2,596
Foreign currency transaction losses (gains), net	53	10,045
Deferred tax provision (benefit), net	28,901	45,950
Stock-based compensation	8,401	5,913
Amortization of debt issuance costs	583	2,192
Other, net	35,609	16,691
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(63,563)	(20,894)
Other current assets, net	(26,402)	(7,841)
Trade accounts payable	657	(15,386)
Contract liabilities	(13,759)	30,066
Accrued expenses and other current liabilities	(27,004)	(103,457)
Non-current assets and non-current liabilities, net	(23,432)	63,055
Net cash provided by (used for) operating activities	343,317	427,862

Cash flows from investing activities:
Purchases of marketable investment securities	(540,447)	(1,452,982)
Sales and maturities of marketable investment securities	917,077	2,099,815
Expenditures for property and equipment	(249,374)	(352,003)
Expenditures for externally marketed software	(16,926)	(25,634)
India JV formation	(7,892)	—
Dividend received from unconsolidated affiliate	2,000	—
Sale of unconsolidated affiliate	7,500	—
Purchase of other investments	—	(50,000)
Sales of other investments	3,070	10,951
Net cash provided by (used for) investing activities	115,008	230,147

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	—	(901,818)
Payment of finance lease obligations	(114)	(578)
Payment of in-orbit incentive obligations	(2,422)	(1,800)
Proceeds from Class A common stock issued under the Employee Stock Purchase Plan	7,173	7,288
Treasury share repurchase	(89,303)	(229,383)
Contribution by non-controlling interest holder	—	9,880
Other, net	—	(966)
Net cash provided by (used for) financing activities	(84,666)	(1,117,377)

Effect of exchange rates on cash and cash equivalents	(3,123)	(3,114)
Net increase (decrease) in cash and cash equivalents	370,536	(462,482)
Cash and cash equivalents, including restricted amounts, beginning of period	536,874	896,812
Cash and cash equivalents, including restricted amounts, end of period	$907,410	$434,330

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

Use of Estimates

We are required to make certain estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs; (ii) allowances for doubtful accounts; (iii) deferred taxes and related valuation allowances, including uncertain tax positions; (iv) loss contingencies; (v) fair value of financial instruments; (vi) fair value of assets and liabilities acquired in business combinations; and (vii) assets and goodwill impairment testing.

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

Goodwill

We test goodwill for impairment annually in our second fiscal quarter, or more frequently if indicators of impairment exist. All of our goodwill is assigned to our Hughes segment. We conducted our annual impairment test of goodwill during our second fiscal quarter on a qualitative basis and determined that no adjustment to the carrying value of goodwill was then necessary because the fair values exceeded carrying values. During the quarter ended September 30, 2022, we conducted a quantitative interim test of goodwill for all of our reporting units due to continuing decline in our stock price during that period. As a result of our interim test, no goodwill impairment was identified. The fair value of the Hughes reporting unit exceeded the carrying value by more than 10%. We concluded that there were no other indicators of impairment. Given the decline in our stock price during the quarter ended September 30, 2022, we believe it is reasonably possible that a sustained decline in our stock price and market capitalization will result in all or a significant portion of our goodwill becoming impaired. The impairment of goodwill has no effect on liquidity or capital resources. However, it would result in a material non-cash charge and would materially adversely affect our financial results in the period recognized.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	September 30, 2022	December 31, 2021
Trade accounts receivable and contract assets, net:
Sales and services	$187,675	$154,676
Leasing	7,684	5,668
Total trade accounts receivable	195,359	160,344
Contract assets	64,558	36,307
Allowance for doubtful accounts	(16,234)	(14,588)
Total trade accounts receivable and contract assets, net	$243,683	$182,063

Contract liabilities:
Current	$127,584	$141,343
Non-current	8,797	10,669
Total contract liabilities	$136,381	$152,012

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue	$6,175	$16,521	$115,974	$81,543
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the nine months ended September 30,
	2022	2021
Balance at beginning of period	$82,986	$99,837
Additions	45,172	54,701
Amortization expense	(57,822)	(66,815)
Foreign currency translation	156	(828)
Balance at end of period	$70,492	$86,895

We recognized amortization expenses related to contract acquisition costs of $18.2 million and $21.6 million for the three months ended September 30, 2022 and 2021, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Performance Obligations

As of September 30, 2022, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.0 billion. Performance obligations expected to be satisfied within one year and greater than one year are 38.0% and 62.0%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2022
North America	$389,181	$4,981	$2,841	$397,003
South and Central America	40,290	—	—	40,290
Other	60,094	—	—	60,094
Total revenue	$489,565	$4,981	$2,841	$497,387

For the three months ended September 30, 2021
North America	$412,805	$4,436	$3,278	$420,519
South and Central America	44,898	—	—	44,898
Other	39,234	—	9	39,243
Total revenue	$496,937	$4,436	$3,287	$504,660

For the nine months ended September 30, 2022
North America	$1,187,301	$14,305	$8,413	$1,210,019
South and Central America	125,256	—	—	125,256
Other	162,955	—	7	162,962
Total revenue	$1,475,512	$14,305	$8,420	$1,498,237

For the nine months ended September 30, 2021
North America	$1,216,665	$12,808	$9,163	$1,238,636
South and Central America	134,924	—	—	134,924
Other	113,484	—	32	113,516
Total revenue	$1,465,073	$12,808	$9,195	$1,487,076

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2022
Services and other revenue:
Services	$383,739	$3,247	$1,606	$388,592
Lease revenue	9,822	1,734	1,234	12,790
Total services and other revenue	393,561	4,981	2,840	401,382
Equipment revenue:
Equipment	33,585	—	1	33,586
Design, development and construction services	60,605	—	—	60,605
Lease revenue	1,814	—	—	1,814
Total equipment revenue	96,004	—	1	96,005
Total revenue	$489,565	$4,981	$2,841	$497,387

For the three months ended September 30, 2021
Services and other revenue:
Services	$415,287	$2,976	$1,749	$420,012
Lease revenue	9,730	1,460	1,537	12,727
Total services and other revenue	425,017	4,436	3,286	432,739
Equipment revenue:
Equipment	24,504	—	1	24,505
Design, development and construction services	45,025	—	—	45,025
Lease revenue	2,391	—	—	2,391
Total equipment revenue	71,920	—	1	71,921
Total revenue	$496,937	$4,436	$3,287	$504,660

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2022
Services and other revenue:
Services	$1,181,461	$9,343	$4,474	$1,195,278
Lease revenue	30,711	4,962	3,939	39,612
Total services and other revenue	1,212,172	14,305	8,413	1,234,890
Equipment revenue:
Equipment	86,878	—	7	86,885
Design, development and construction services	172,821	—	—	172,821
Lease revenue	3,641	—	—	3,641
Total equipment revenue	263,340	—	7	263,347
Total revenue	$1,475,512	$14,305	$8,420	$1,498,237

For the nine months ended September 30, 2021
Services and other revenue:
Services	$1,242,804	$8,550	$4,578	$1,255,932
Lease revenue	29,554	4,258	4,611	38,423
Total services and other revenue	1,272,358	12,808	9,189	1,294,355
Equipment revenue:
Equipment	84,054	—	6	84,060
Design, development and construction services	101,718	—	—	101,718
Lease revenue	6,943	—	—	6,943
Total equipment revenue	192,715	—	6	192,721
Total revenue	$1,465,073	$12,808	$9,195	$1,487,076

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Sales-type lease revenue:
Revenue at lease commencement	$1,514	$2,220	$2,735	$6,597
Interest income	300	171	906	346
Total sales-type lease revenue	1,814	2,391	3,641	6,943
Operating lease revenue	12,790	12,727	39,612	38,423
Total lease revenue	$14,604	$15,118	$43,253	$45,366

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 5.    EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS for our Class A and B common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to EchoStar Corporation common stock	$22,403	$33,409	$127,704	$149,223

Weighted-average common shares outstanding:
Basic	83,140	88,457	84,424	90,986
Dilutive impact of stock awards outstanding	—	55	25	55
Diluted	83,140	88,512	84,449	91,041

Earnings (losses) per share:
Basic	$0.27	$0.38	$1.51	$1.64
Diluted	$0.27	$0.38	$1.51	$1.64

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our weighted-average common shares outstanding:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Number of shares	6,443	4,766	6,418	4,766

NOTE 6.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	September 30, 2022	December 31, 2021
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$227,482	$289,784
Commercial paper	289,046	498,358
Other debt securities	12,917	92,673
Total available-for-sale debt securities	529,445	880,815
Equity securities	147,870	142,943
Total marketable investment securities, including restricted amounts	677,315	1,023,758
Less: Restricted marketable investment securities	(10,411)	(13,262)
Total marketable investment securities	$666,904	$1,010,496

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2022
Corporate bonds	$228,094	$48	$(660)	$227,482
Commercial paper	289,046	—	—	289,046
Other debt securities	13,032	—	(115)	12,917
Total available-for-sale debt securities	$530,172	$48	$(775)	$529,445
As of December 31, 2021
Corporate bonds	$290,169	$—	$(385)	$289,784
Commercial paper	498,358	—	—	498,358
Other debt securities	92,742	—	(69)	92,673
Total available-for-sale debt securities	$881,269	$—	$(454)	$880,815

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$—	$128,423	$37,904	$390,918

As of September 30, 2022, we have $518.0 million of available-for-sale debt securities with contractual maturities of one year or less and $11.5 million with contractual maturities greater than one year.

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$34,121	$546	$34,374	$776
Gains (losses) on investments, net	$18,273	$(1,260)	$26,536	$92,841

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of September 30, 2022
Cash equivalents (including restricted)	$5,580	$819,531	$825,111
Available-for-sale debt securities:
Corporate bonds	$—	$227,482	$227,482
Commercial paper	—	289,046	289,046
Other debt securities	10,411	2,506	12,917
Total available-for-sale debt securities	10,411	519,034	529,445
Equity securities	139,000	8,870	147,870
Total marketable investment securities, including restricted amounts	149,411	527,904	677,315
Less: Restricted marketable investment securities	(10,411)	—	(10,411)
Total marketable investment securities	$139,000	$527,904	$666,904

As of December 31, 2021
Cash equivalents (including restricted)	$7,872	$423,123	$430,995
Available-for-sale debt securities:
Corporate bonds	$—	$289,784	$289,784
Commercial paper	—	498,358	498,358
Other debt securities	14,274	78,399	92,673
Total available-for-sale debt securities	14,274	866,541	880,815
Equity securities	131,413	11,530	142,943
Total marketable investment securities, including restricted amounts	145,687	878,071	1,023,758
Less: Restricted marketable investment securities	(13,262)	—	(13,262)
Total marketable investment securities	$132,425	$878,071	$1,010,496

As of September 30, 2022 and December 31, 2021, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 7.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	September 30, 2022	December 31, 2021
Property and equipment, net:
Satellites, net	$1,575,202	$1,610,623
Other property and equipment, net	676,056	727,662
Total property and equipment, net	$2,251,258	$2,338,285

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellites

As of September 30, 2022, our satellite fleet consisted of ten geosynchronous (“GEO”) satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. Our owned S-band low-earth orbit (“LEO”) nano-satellites are not included in the table below.

The following table presents our GEO satellite fleet as of September 30, 2022:

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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		September 30, 2022	December 31, 2021
Satellites, net:
Satellites - owned	7 to 15	$1,807,256	$1,806,664
Satellites - acquired under finance leases	15	357,163	354,170
Construction in progress	—	593,905	541,422
Total satellites		2,758,324	2,702,256
Accumulated depreciation:
Satellites - owned		(1,068,584)	(995,962)
Satellites - acquired under finance leases		(114,538)	(95,671)
Total accumulated depreciation		(1,183,122)	(1,091,633)
Total satellites, net		$1,575,202	$1,610,623

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Depreciation expense:
Satellites - owned	$24,176	$22,775	$72,654	$77,517
Satellites - acquired under finance leases	6,003	7,434	18,127	22,031
Total depreciation expense	$30,179	$30,209	$90,781	$99,548

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Capitalized interest	$11,130	$9,183	$32,395	$27,473

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

Satellite-Related Commitments

As of September 30, 2022 and December 31, 2021 our satellite-related commitments were $257.0 million and $342.2 million, respectively. These include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and nine months ended September 30, 2022.

Fair Value of In-Orbit Incentives

As of September 30, 2022 and December 31, 2021, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $50.8 million and $53.2 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 8.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2020	$61,381	$(26,639)	$34,742	$444,020	$478,762
Amortization expense	—	(3,398)	(3,398)	—	(3,398)
Currency translation adjustments	(3,254)	1,490	(1,764)	(2,590)	(4,354)
Balance, September 30, 2021	$58,127	$(28,547)	$29,580	$441,430	$471,010

Balance, December 31, 2021	$57,137	$(29,088)	$28,049	$441,717	$469,766
Amortization expense	—	(3,129)	(3,129)	—	(3,129)
Currency translation adjustments	(5,582)	3,636	(1,946)	(4,607)	(6,553)
Balance, September 30, 2022	$51,555	$(28,581)	$22,974	$437,110	$460,084

Weighted-average useful life (in years)		13

NOTE 9.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	September 30, 2022	December 31, 2021
Other investments, net:
Equity method investments	$84,785	$91,226
Other equity investments	141,307	91,636
Other debt investments, net	126,686	114,885
Total other investments, net	$352,778	$297,747

Equity Method Investments

Dish Mexico

During the fourth quarter of 2021, we concluded that our 49% investment in DISH Mexico, S. de R.L. de C.V. and its subsidiaries (“Dish Mexico”), was not recoverable. Subsequently, in August 2022, we effected our exit from this investment. Therefore, in the third quarter of 2022, in conjunction with our exit, we recognized a net loss of $28.3 million, primarily due to the reclassification of accumulated foreign currency translation adjustment losses from Accumulated Other Comprehensive Income (Loss) to Gains (losses) on investments, net in the Statement of Operations.

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Deluxe	$1,243	$1,315	$3,901	$4,175
BCS	$2,600	$1,838	$6,321	$5,952

The following table presents trade accounts receivable:

	As of
	September 30, 2022	December 31, 2021
Deluxe	$2,461	$934
BCS	$6,231	$5,544

Other Equity Investments

The following table presents the activity on our investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Gain (loss) on investments, net	$—	$5,000	$49,888	$21,256
NOTE 10.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		September 30, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$694,253	$750,000	$825,555
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	688,935	750,000	838,740
Less: Unamortized debt issuance costs		(3,422)	—	(4,006)	—
Total long-term debt, net		$1,496,578	$1,383,188	$1,495,994	$1,664,295

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

Our income tax provision was $13.2 million for the three months ended September 30, 2022 compared to our income tax provision of $19.7 million for the three months ended September 30, 2021. Our estimated effective income tax rate was 40.3% and 39.5% for the three months ended September 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Our income tax provision was $51.4 million for the nine months ended September 30, 2022 compared to our income tax provision of $63.0 million for the nine months ended September 30, 2021. Our estimated effective income tax rate was 30.2% and 30.6% for the nine months ended September 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

The Tax Cuts and Jobs Act (“TCJA”) was signed into law December 22, 2017 and included a significant change in the treatment of Research and Development (“R&D”) Expenditures under Section 174. Previously, the qualified amounts were deductible in the year incurred. Beginning in 2022, the amounts must be capitalized and amortized. EchoStar does not expect a material impact in 2022 and continues to evaluate the legislation.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

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

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we transferred certain real property and the various

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH and its subsidiaries (“DISH Network”) and our former joint venture Dish Mexico, and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Services and other revenue - DISH Network	$7,491	$8,729	$22,940	$26,179

The following table presents the related trade accounts receivable:

	As of
	September 30, 2022	December 31, 2021
Trade accounts receivable - DISH Network	$5,424	$4,244

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating expenses - DISH Network	$1,401	$1,522	$4,070	$4,642

The following table presents the related trade accounts payable:

	As of
	September 30, 2022	December 31, 2021
Trade accounts payable - DISH Network	$432	$503

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.8 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $5.9 million for the nine months ended September 30, 2022 and 2021, respectively.

2019 TT&C Agreement.  In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provides TT&C services to us for a period ending in September 2021, with the option for us to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “2019 TT&C Agreement”). In June 2021, we amended the 2019 TT&C Agreement to extend the term until September 2022 and added the option for us to renew the 2019 TT&C Agreement up to an additional three years. In September 2022, we exercised the option to renew the 2019 TT&C Agreement until September 2023. The fees for services provided under the 2019 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  Any party is able to terminate the 2019 TT&C Agreement for any reason upon 12 months’ notice.

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

Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	September 30, 2022	December 31, 2021
Other receivables - DISH Network, current	$—	$12,705
Other receivables - DISH Network, noncurrent	$78,381	$77,920

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 13. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2022. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 we had $0.5 million of trade accounts receivable from TSI.

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar Corporation; our subsidiary Hughes Satellite Systems Corporation (“HSSC”); our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar Corporation’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and HSSC’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021. On December 9, 2021, the Court held a final settlement hearing. On December 10, 2021, the Court issued an Order granting final approval of the settlement agreement. In an order dated October 24, 2022, the Court granted plaintiff’s unopposed motion to approve the class distribution plan.

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

The following table presents the components of the accrual:

	As of
	September 30, 2022	December 31, 2021
Additional license fees	$3,481	$3,812
Penalties	3,572	3,912
Interest and interest on penalties	78,294	81,389
Less: Payments	(18,072)	(8,451)
Total accrual	67,275	80,662
Less: Current portion	10,355	11,178
Total long-term accrual	$56,920	$69,484

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2022
External revenue	$489,565	$4,588	$3,234	$497,387
Intersegment revenue	—	393	(393)	—
Total revenue	$489,565	$4,981	$2,841	$497,387

Capital expenditures	$50,783	$—	$10,674	$61,457
EBITDA	$175,010	$3,446	$(32,963)	$145,493

For the three months ended September 30, 2021
External revenue	$496,937	$4,347	$3,376	$504,660
Intersegment revenue	—	89	(89)	—
Total revenue	$496,937	$4,436	$3,287	$504,660

Capital expenditures	$74,259	$—	$15,278	$89,537
EBITDA	$196,970	$2,319	$(14,948)	$184,341

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2022
External revenue	$1,475,512	$13,366	$9,359	$1,498,237
Intersegment revenue	—	939	(939)	—
Total revenue	$1,475,512	$14,305	$8,420	$1,498,237

Capital expenditures	$176,665	$—	$72,709	$249,374
EBITDA	$546,108	$9,658	$(16,023)	$539,743

For the nine months ended September 30, 2021
External revenue	$1,465,073	$12,543	$9,460	$1,487,076
Intersegment revenue	—	265	(265)	—
Total revenue	$1,465,073	$12,808	$9,195	$1,487,076

Capital expenditures	$228,641	$—	$123,362	$352,003
EBITDA	$605,742	$6,481	$31,845	$644,068

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$32,745	$49,965	$170,335	$205,851
Interest income, net	(14,183)	(5,725)	(29,677)	(16,914)
Interest expense, net of amounts capitalized	13,845	16,313	43,125	79,848
Depreciation and amortization	110,233	120,596	347,224	368,864
Net loss (income) attributable to non-controlling interests	2,853	3,192	8,736	6,419
EBITDA	$145,493	$184,341	$539,743	$644,068

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 16.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	September 30, 2022	December 31, 2021
Other current assets, net:
Inventory	$115,549	$103,084
Prepaids and deposits	71,585	57,287
Trade accounts receivable - DISH Network	5,424	4,244
Other receivables - DISH Network	—	12,705
Other, net	36,656	21,124
Total other current assets	$229,214	$198,444

Other non-current assets, net:
Capitalized software, net	$117,995	$124,701
Contract acquisition costs, net	70,492	82,986
Other receivables - DISH Network	78,381	77,920
Restricted marketable investment securities	10,411	13,262
Deferred tax assets, net	6,649	5,417
Restricted cash	6,141	980
Contract fulfillment costs, net	1,859	1,721
Other, net	31,483	31,254
Total other non-current assets, net	$323,411	$338,241

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	September 30, 2022	December 31, 2021
Accrued expenses and other current liabilities:
Accrued compensation	$59,694	$63,935
Operating lease obligation	17,389	16,781
Accrued interest	16,553	39,395
Accrued taxes	11,979	11,738
Accrual for license fee dispute	10,355	11,178
Trade accounts payable - DISH Network	432	503
Other	67,211	65,912
Total accrued expenses and other current liabilities	$183,613	$209,442

Other non-current liabilities:
Accrual for license fee dispute	$56,920	$69,484
Contract liabilities	8,797	10,669
Other	54,002	56,273
Total other non-current liabilities	$119,719	$136,426

Inventory

The following table presents the components of inventory:

	As of
	September 30, 2022	December 31, 2021
Raw materials	$31,609	$13,778
Work-in-process	13,825	11,705
Finished goods	70,115	77,601
Total inventory	$115,549	$103,084

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the nine months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$66,943	$96,714
Cash paid for income taxes	$32,577	$21,296

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$7,042	$7,124
Increase (decrease) in capital expenditures included in accounts payable, net	$(22,146)	$2,494
Non-cash net assets received as part of the India JV formation	$36,701	$—

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

EXECUTIVE SUMMARY

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies and broadband internet products and services for consumer customers, which include home and small to medium-sized businesses, and satellite services and solutions for enterprise customers, which include aeronautical and government enterprises.

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended September 30, 2022:

• Revenue of $497.4 million
•Operating income of $47.0 million
•Net income of $19.6 million
•Net income attributable to EchoStar common stock of $22.4 million and basic and diluted earnings per share of common stock of $0.27
•Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) of $145.5 million (see reconciliation of this non-GAAP measure in Results of Operations)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Consolidated Financial Condition as of September 30, 2022:

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

We test goodwill for impairment annually in our second fiscal quarter, or more frequently if indicators of impairment exist. All of our goodwill is assigned to our Hughes segment. We conducted our annual impairment test of goodwill during our second fiscal quarter on a qualitative basis and determined that no adjustment to the carrying value of goodwill was then necessary because the fair values exceeded carrying values. During the quarter ended September 30, 2022, we conducted a quantitative interim test of goodwill for all of our reporting units due to continuing decline in our stock price during that period. As a result of our interim test, no goodwill impairment was identified. The fair value of the Hughes reporting unit exceeded the carrying value by more than 10%. We concluded that there were no other indicators of impairment. Given the decline in our stock price during the quarter ended September 30, 2022, we believe it is reasonably possible that a sustained decline in our stock price and market capitalization will result in all or a significant portion of our goodwill becoming impaired. The impairment of goodwill has no effect on liquidity or capital resources. However, it would result in a material non-cash charge and would materially adversely affect our financial results in the period recognized.

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

In August 2017, we entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (the “HughesNet service”) in North, Central and South America as well as enterprise broadband services. The EchoStar XXIV satellite is expected to be launched in the first half of 2023. Delay in the availability of the EchoStar XXIV satellite could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in our Corporate and Other segment in our segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	September 30, 2022	June 30, 2022
United States	973,000	1,019,000
Latin America	312,000	327,000
Total broadband subscribers	1,285,000	1,346,000

The following table presents the approximate number of net subscriber additions:

	For the Three Months Ended
	September 30, 2022	June 30, 2022
United States	(46,000)	(35,000)
Latin America	(15,000)	(25,000)
Total net subscriber additions	(61,000)	(60,000)

Our ability to gain new customers and retain existing customers in the U.S. is being impacted by our capacity limitations as well as competitive pressure from satellite-based competitors and other technologies. These factors resulted in higher churn and lower total subscribers as compared to the three months ended June 30, 2022.

Our ability to gain new customers and retain existing customers in Latin America is also being impacted by adverse economic conditions. In addition, capacity constraints in certain areas, limit our ability to add new subscribers. For the three months ended September 30, 2022, the reduced decline in net subscribers was primarily due to more selective customer screening and improved churn as compared to the three months ended June 30, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
We continued to execute our strategy of maximizing financial returns by utilizing capacity for higher economic value enterprise and government applications in Latin America. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of September 30, 2022, our Hughes segment had $1.5 billion of contracted revenue backlog, an increase of 13.1%, as compared to December 31, 2021, primarily due to an increase in contracts from our domestic and international customers. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of September 30, 2022, our ESS segment had $15.8 million of contracted revenue backlog, an increase of 52.0%, as compared to December 31, 2021, primarily due to an increase in satellite service contracts with new and existing customers. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global Australia Pty Ltd (“EchoStar Global”). EchoStar Global has brought into use the International Telecommunication Union (“ITU”) global S-band non-geostationary satellite spectrum rights for MSS. We plan to use the nano-satellite we launched in the second quarter of 2021 to develop and test a wide range of potential S-band applications and services.

Cybersecurity

We and the third parties with whom we do business face a constantly evolving and increasingly complex landscape of systemic cybersecurity risk in which hackers and other parties use a variety of methods to execute cyberattacks and leverage security breaches and vulnerabilities. Our efforts in mitigating these risks through our cybersecurity program cannot eliminate all cybersecurity risk, including the risk of events that cascade through multiple internal networks or systems, or to one or more suppliers or customers. Disturbances in our systems caused by cyberattacks, including attacks on our third-party contractors and suppliers, could materially harm our ability to conduct our operations and may result in losses that could have a material adverse effect on our financial position. This may also create adverse consequences for our suppliers, third-party service providers, customers, and other third parties that we interact with on a regular basis. In addition, these types of security events could be widely publicized and could materially and adversely affect our reputation with our customers, vendors and shareholders and could harm our competitive position. Such incidents could also result in the release of confidential information about our operations, financial position and performance or about our customers or other third parties which could result in legal claims, fines, or liabilities that may not be covered by our insurance policies and could be material. Additionally, a security compromise or ransomware incident could require us to allocate significant management resources to recovery and mitigation and compel us to expend substantial additional resources to upgrade security measures to continue to protect our confidential information against cyberattacks.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and nine months ended September 30, 2022. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table presents our consolidated results of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

	For the three months ended September 30,		Variance
Statements of Operations Data (1)	2022	2021	Amount	%
Revenue:
Services and other revenue	$401,382	$432,739	$(31,357)	(7.2)
Equipment revenue	96,005	71,921	24,084	33.5
Total revenue	497,387	504,660	(7,273)	(1.4)
Costs and expenses:
Cost of sales - services and other	145,189	138,179	7,010	5.1
% of total services and other revenue	36.2%	31.9%
Cost of sales - equipment	74,329	62,328	12,001	19.3
% of total equipment revenue	77.4%	86.7%
Selling, general and administrative expenses	111,421	112,986	(1,565)	(1.4)
% of total revenue	22.4%	22.4%
Research and development expenses	9,181	7,974	1,207	15.1
% of total revenue	1.8%	1.6%
Depreciation and amortization	110,233	120,596	(10,363)	(8.6)
Impairment of long-lived assets	—	—	—	*
Total costs and expenses	450,353	442,063	8,290	1.9
Operating income (loss)	47,034	62,597	(15,563)	(24.9)
Other income (expense):
Interest income, net	14,183	5,725	8,458	*
Interest expense, net of amounts capitalized	(13,845)	(16,313)	2,468	(15.1)
Gains (losses) on investments, net	(10,077)	3,748	(13,825)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(1,426)	74	(1,500)	*
Foreign currency transaction gains (losses), net	(2,805)	(6,641)	3,836	(57.8)
Other, net	(319)	775	(1,094)	*
Total other income (expense), net	(14,289)	(12,632)	(1,657)	13.1
Income (loss) before income taxes	32,745	49,965	(17,220)	(34.5)
Income tax benefit (provision), net	(13,195)	(19,748)	6,553	(33.2)
Net income (loss)	19,550	30,217	(10,667)	(35.3)
Less: Net loss (income) attributable to non-controlling interests	2,853	3,192	(339)	(10.6)
Net income (loss) attributable to EchoStar Corporation common stock	$22,403	$33,409	$(11,006)	(32.9)

Other data:
EBITDA (2)	$145,493	$184,341	$(38,848)	(21.1)
Subscribers, end of period	1,285,000	1,510,000	(225,000)	(14.9)
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the three months ended September 30, 2022 and 2021.

Services and other revenue.  Services and other revenue totaled $401.4 million for the three months ended September 30, 2022, a decrease of $31.4 million, or 7.2%, as compared to 2021. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers. These variances reflect an estimated negative impact of exchange rate fluctuations of $3.2 million, primarily attributable to our enterprise customers.

Equipment revenue.  Equipment revenue totaled $96.0 million for the three months ended September 30, 2022, an increase of $24.1 million, or 33.5%, as compared to 2021. The increase was primarily attributable to increases in hardware sales of $22.6 million to our enterprise customers mainly associated with a certain customer in North America and to international customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $145.2 million for the three months ended September 30, 2022, an increase of $7.0 million, or 5.1%, as compared to 2021. The increase was primarily attributable to increases in cost of services provided to our consumer and enterprise customers, mainly related to service delivery expenses, such as field services and customer care.

Cost of sales - equipment. Cost of sales - equipment totaled $74.3 million for the three months ended September 30, 2022, an increase of $12.0 million, or 19.3%, as compared to 2021. The increase was primarily attributable to the corresponding increase in equipment revenue and change in product mix.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $111.4 million for the three months ended September 30, 2022, a decrease of $1.6 million, or 1.4%, as compared to 2021. The decrease was primarily attributable to decreases in sales and marketing expenses of $7.6 million, offset by increases in other general and administrative expenses of $3.2 million and bad debt expense of $2.1 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $110.2 million for the three months ended September 30, 2022, a decrease of $10.4 million, or 8.6%, as compared to 2021. The decrease was primarily attributable to decreases in other property and equipment depreciation expense of $12.0 million, partially offset by increases in amortization of our capitalized software of $1.7 million.

Interest income, net.  Interest income, net totaled $14.2 million for the three months ended September 30, 2022, an increase of $8.5 million, as compared to 2021, primarily attributable to increases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $13.8 million for the three months ended September 30, 2022, a decrease of $2.5 million, or 15.1%, as compared to 2021. The decrease was primarily attributable to an increase of $1.9 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $10.1 million in losses for the three months ended September 30, 2022, as compared to $3.7 million in gains for the three months ended September 30, 2021, a negative change of $13.8 million. The change was related to a net loss of $28.3 million related to the exit of our investment in Dish Mexico in 2022, partially offset by a loss of $14.2 million in other equity securities in 2021.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $1.4 million in losses for the three months ended September 30, 2022, as compared to $0.1 million in earnings for the three months ended September 30, 2021, a negative change of $1.5 million. The change was related to net increased losses from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $2.8 million in losses for the three months ended September 30, 2022, as compared to $6.6 million in losses for the three months ended September 30, 2021, a positive change of $3.8 million. The change was due to the net impact

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
of foreign exchange rate fluctuations of certain foreign currencies during the quarter, primarily related to the Indian Rupee and Latin American currencies.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(13.2) million for the three months ended September 30, 2022, as compared to $(19.7) million for the three months ended September 30, 2021. Our effective income tax rate was 40.3% and 39.5% for the three months ended September 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

Net income (loss) attributable to EchoStar Corporation common stock. The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended September 30,2021	$33,409
Increase (decrease) in interest income, net	8,458
Decrease (increase) in income tax benefit (provision), net	6,553
Increase (decrease) in foreign currency transaction gains (losses), net	3,836
Decrease (increase) in interest expense, net of amounts capitalized	2,468
Decrease (increase) in net loss (income) attributable to non-controlling interests	(339)
Increase (decrease) in other, net	(1,094)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,500)
Increase (decrease) in gains (losses) on investments, net	(13,825)
Increase (decrease) in operating income (loss), including depreciation and amortization	(15,563)
Net income (loss) attributable to EchoStar Corporation for the three months ended September 30, 2022	$22,403

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the three months ended September 30,		Variance
	2022	2021	Amounts	%
Net income (loss)	$19,550	$30,217	$(10,667)	(35.3)
Interest income, net	(14,183)	(5,725)	(8,458)	*
Interest expense, net of amounts capitalized	13,845	16,313	(2,468)	(15.1)
Income tax provision (benefit), net	13,195	19,748	(6,553)	(33.2)
Depreciation and amortization	110,233	120,596	(10,363)	(8.6)
Net loss (income) attributable to non-controlling interests	2,853	3,192	(339)	(10.6)
EBITDA	$145,493	$184,341	$(38,848)	(21.1)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended September 30, 2021	$184,341
Increase (decrease) in foreign currency transaction gains (losses), net	3,836
Decrease (increase) in net loss (income) attributable to non-controlling interests	(339)
Increase (decrease) in other, net	(1,094)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,500)
Increase (decrease) in gains (losses) on investments, net	(13,825)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(25,926)
EBITDA for the three months ended September 30, 2022	$145,493

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended September 30, 2022, as compared to the three months ended June 30, 2021:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2022
Total revenue	$489,565	$4,981	$2,841	$497,387
Capital expenditures	50,783	—	10,674	61,457
EBITDA	175,010	3,446	(32,963)	145,493

For the three months ended September 30, 2021
Total revenue	$496,937	$4,436	$3,287	$504,660
Capital expenditures	74,259	—	15,278	89,537
EBITDA	196,970	2,319	(14,948)	184,341

Hughes Segment

	For the three months ended September 30,		Variance
	2022	2021	Amount	%
Total revenue	$489,565	$496,937	$(7,372)	(1.5)
Capital expenditures	50,783	74,259	(23,476)	(31.6)
EBITDA	175,010	196,970	(21,960)	(11.1)

Total revenue was $489.6 million for the three months ended September 30, 2022, a decrease of $7.4 million, or 1.5%, as compared to 2021.  Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers. Equipment revenue increased primarily due to increases in hardware sales of $22.6 million to our enterprise customers mainly associated with a certain customer in North America and to international customers. These variances reflect an estimated negative impact of exchange rate fluctuations of $3.8 million, primarily attributable to our enterprise customers.

Capital expenditures were $50.8 million for the three months ended September 30, 2022, a decrease of $23.5 million, or 31.6%, as compared to 2021, primarily due to decreases in expenditures related to the construction of our satellite-related ground infrastructure and decreases in expenditures associated with our consumer business.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended September 30, 2021	$196,970
Increase (decrease) in foreign currency transaction gains (losses), net	4,263
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(189)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(338)
Increase (decrease) in other, net	(1,013)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(24,683)
EBITDA for the three months ended September 30, 2022	$175,010

ESS Segment

	For the three months ended September 30,		Variance
	2022	2021	Amounts	%
Total revenue	$4,981	$4,436	$545	12.3
EBITDA	3,446	2,319	1,127	48.6

Total revenue was $5.0 million for the three months ended September 30, 2022, an increase of $0.5 million, or 12.3%, as compared to 2021, primarily due to an increase in transponder services provided to third parties.

EBITDA was $3.4 million for the three months ended September 30, 2022, an increase of $1.1 million, or 48.6%, as compared to 2021, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other Segment

	For the three months ended September 30,		Variance
	2022	2021	Amounts	%
Total revenue	$2,841	$3,287	$(446)	(13.6)
Capital expenditures	10,674	15,278	(4,604)	(30.1)
EBITDA	(32,963)	(14,948)	(18,015)	*
*    Percentage is not meaningful.

Total revenue was $2.8 million for the three months ended September 30, 2022, a decrease of $0.4 million, or 13.6%, as compared to 2021, which was primarily attributable to decreased services and other revenue from DISH Network.

Capital expenditures were $10.7 million for the three months ended September 30, 2022, a decrease of $4.6 million, or 30.1%, as compared to 2021, primarily due to decreases in expenditures related to the EchoStar XXIV satellite program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the three months ended September 30, 2021	$(14,948)
Increase (decrease) in gains (losses) on investments, net	(13,826)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(2,371)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,311)
Increase (decrease) in foreign currency transaction gains (losses), net	(333)
Increase (decrease) in other, net	(174)
EBITDA for the three months ended September 30, 2022	$(32,963)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table presents our consolidated results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	For the nine months ended September 30,		Variance
Statements of Operations Data (1)	2022	2021	Amount	%
Revenue:
Services and other revenue	$1,234,890	$1,294,355	$(59,465)	(4.6)
Equipment revenue	263,347	192,721	70,626	36.6
Total revenue	1,498,237	1,487,076	11,161	0.8
Costs and expenses:
Cost of sales - services and other	430,553	410,515	20,038	4.9
% of total services and other revenue	34.9%	31.7%
Cost of sales - equipment	213,497	161,982	51,515	31.8
% of total equipment revenue	81.1%	84.0%
Selling, general and administrative expenses	342,682	341,143	1,539	0.5
% of total revenue	22.9%	22.9%
Research and development expenses	25,562	22,960	2,602	11.3
% of total revenue	1.7%	1.5%
Depreciation and amortization	347,224	368,864	(21,640)	(5.9)
Impairment of long-lived assets	711	245	466	*
Total costs and expenses	1,360,229	1,305,709	54,520	4.2
Operating income (loss)	138,008	181,367	(43,359)	(23.9)
Other income (expense):
Interest income, net	29,677	16,914	12,763	75.5
Interest expense, net of amounts capitalized	(43,125)	(79,848)	36,723	(46.0)
Gains (losses) on investments, net	48,071	112,981	(64,910)	(57.5)
Equity in earnings (losses) of unconsolidated affiliates, net	(4,441)	(2,596)	(1,845)	71.1
Foreign currency transaction gains (losses), net	(53)	(10,045)	9,992	(99.5)
Other, net	2,198	(12,922)	15,120	*
Total other income (expense), net	32,327	24,484	7,843	32.0
Income (loss) before income taxes	170,335	205,851	(35,516)	(17.3)
Income tax benefit (provision), net	(51,367)	(63,047)	11,680	(18.5)
Net income (loss)	118,968	142,804	(23,836)	(16.7)
Less: Net loss (income) attributable to non-controlling interests	8,736	6,419	2,317	36.1
Net income (loss) attributable to EchoStar Corporation common stock	$127,704	$149,223	$(21,519)	(14.4)

Other data:
EBITDA (2)	$539,743	$644,068	$(104,325)	(16.2)
Subscribers, end of period	1,285,000	1,510,000	(225,000)	(14.9)
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the nine months ended September 30, 2022 and 2021.

Services and other revenue.  Services and other revenue totaled $1.2 billion for the nine months ended September 30, 2022, a decrease of $59.5 million, or 4.6%, as compared to 2021.  The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $69.6 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $5.9 million and to our mobile satellite system and other customers of $3.5 million. These variances reflect an estimated negative impact of exchange rate fluctuations of $4.5 million, primarily attributable to our enterprise customers.

Equipment revenue.  Equipment revenue totaled $263.3 million for the nine months ended September 30, 2022, an increase of $70.6 million, or 36.6%, as compared to 2021.  The increase was primarily attributable to: i) increases in hardware sales to our enterprise customers of $68.4 million mainly associated with a certain customer in North America and to international customers and ii) increases in hardware sales to our mobile satellite system customers of $5.1 million, partially offset by decreases in hardware sales of $2.8 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $430.6 million for the nine months ended September 30, 2022, an increase of $20.0 million, or 4.9%, as compared to 2021. The increase was attributable to a non-recurring decrease in a certain international regulatory fee of $4.5 million in 2021 and increases in cost of services provided to our consumer and enterprise customers, mainly related to service delivery expenses, such as field services and customer care.

Cost of sales - equipment.  Cost of sales - equipment totaled $213.5 million for the nine months ended September 30, 2022, an increase of $51.5 million, or 31.8%, as compared to 2021. The increase was primarily attributable to the corresponding increase in equipment revenue and change in product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $342.7 million for the nine months ended September 30, 2022, an increase of $1.5 million, or 0.5%, as compared to 2021. The increase was primarily attributable to increases in: i) bad debt expense of $8.4 million primarily due to the recovery of bad debt reserves in 2021 and ii) other general and administrative expenses of $5.9 million, offset by decreases in: i) legal expenses of $4.4 million and ii) sales and marketing expenses of $8.4 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $347.2 million for the nine months ended September 30, 2022, a decrease of $21.6 million, or 5.9%, as compared to 2021.  The decrease was primarily attributable to (i) decreases in our satellite depreciation of $9.1 million, mainly related to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in amortization of intangibles of $2.2 million, and (iii) decreases in other property and equipment depreciation expense of $17.9 million. These decreases were partially offset by increases in amortization of our capitalized software of $6.5 million.

Interest income, net.  Interest income, net totaled $29.7 million for the nine months ended September 30, 2022, an increase of $12.8 million, or 75.5%, as compared to 2021, primarily attributable to increases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized, totaled $43.1 million for the nine months ended September 30, 2022, a decrease of $36.7 million, or 46.0%, as compared to 2021.  The decrease was primarily attributable to a decrease of $30.8 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $4.9 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $48.1 million in gains for the nine months ended September 30, 2022, as compared to $113.0 million in gains for the nine months ended September 30, 2021, a negative change of $64.9 million. The change was related to net decreased gains on marketable investment securities and other equity securities of $33.8 million and a net loss of $28.3 million related to the exit of our investment in Dish Mexico in 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $4.4 million in losses for the nine months ended September 30, 2022, as compared to $2.6 million in losses for the nine months ended September 30, 2021, a negative change of $1.8 million. The change was related to net increased losses from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $0.1 million in losses for the nine months ended September 30, 2022, as compared to $10.0 million in losses for the nine months ended September 30, 2021, a positive change of $10.0 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the period, primarily related to the Indian Rupee and Latin American currencies.

Other, net. Other, net totaled $2.2 million in gains for the nine months ended September 30, 2022, as compared to $12.9 million in losses for the nine months ended September 30, 2021, a positive change of $15.1 million. The change was primarily attributable to a litigation expense of $16.8 million in 2021.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(51.4) million for the nine months ended September 30, 2022, as compared to $(63.0) million for the nine months ended September 30, 2021. Our effective income tax rate was 30.2% and 30.6% for the nine months ended September 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the impact of state and local taxes. The variations in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

Net income (loss) attributable to EchoStar Corporation common stock.  The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the nine months ended September 30, 2021	$149,223
Decrease (increase) in interest expense, net of amounts capitalized	36,723
Increase (decrease) in other, net	15,120
Increase (decrease) in interest income, net	12,763
Decrease (increase) in income tax benefit (provision), net	11,680
Increase (decrease) in foreign currency transaction gains (losses), net	9,992
Increase (decrease) in net income (loss) attributable to non-controlling interest	2,317
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,845)
Increase (decrease) in operating income (loss), including depreciation and amortization	(43,359)
Increase (decrease) in gains (losses) on investments, net	(64,910)
Net income (loss) attributable to EchoStar Corporation for the nine months ended September 30, 2022	$127,704

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the nine months ended September 30,		Variance
	2022	2021	Amount	%
Net income (loss)	$118,968	$142,804	$(23,836)	(16.7)
Interest income, net	(29,677)	(16,914)	(12,763)	75.5
Interest expense, net of amounts capitalized	43,125	79,848	(36,723)	(46.0)
Income tax provision (benefit), net	51,367	63,047	(11,680)	(18.5)
Depreciation and amortization	347,224	368,864	(21,640)	(5.9)
Net loss (income) attributable to non-controlling interests	8,736	6,419	2,317	36.1
EBITDA	$539,743	$644,068	$(104,325)	(16.2)

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2021	$644,068
Increase (decrease) in other, net	15,120
Increase (decrease) in foreign currency transaction gains (losses), net	9,992
Decrease (increase) in net loss (income) attributable to non-controlling interests	2,317
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,845)
Increase (decrease) in gains (losses) on investments, net	(64,910)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(64,999)
EBITDA for the nine months ended September 30, 2022	$539,743

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2022
Total revenue	$1,475,512	$14,305	$8,420	$1,498,237
Capital expenditures	176,665	—	72,709	249,374
EBITDA	546,108	9,658	(16,023)	539,743

For the nine months ended September 30, 2021
Total revenue	$1,465,073	$12,808	$9,195	$1,487,076
Capital expenditures	228,641	—	123,362	352,003
EBITDA	605,742	6,481	31,845	644,068

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Hughes Segment

	For the nine months ended September 30,		Variance
	2022	2021	Amount	%
Total revenue	$1,475,512	$1,465,073	$10,439	0.7
Capital expenditures	176,665	228,641	(51,976)	(22.7)
EBITDA	546,108	605,742	(59,634)	(9.8)

Total revenue was $1.5 billion for the nine months ended September 30, 2022, an increase of $10.4 million, or 0.7%, as compared to 2021.  Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $69.6 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $5.9 million and to our mobile satellite system and other customers of $3.5 million. Equipment revenue increased primarily due to increases in hardware sales to our enterprise customers of $68.4 million mainly associated with a certain customer in North America and to international customers, and increases in hardware sales to our mobile satellite system customers of $5.1 million, partially offset by decreases in hardware sales of $2.8 million to our consumer customers. These variances reflect an estimated negative impact of exchange rate fluctuations of $5.1 million.

Capital expenditures were $176.7 million for the nine months ended September 30, 2022, a decrease of $52.0 million, or 22.7%, as compared to 2021, primarily due to decreases in expenditures associated with our consumer business and decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2021	$605,742
Increase (decrease) in foreign currency transaction gains (losses), net	10,714
Decrease (increase) in net loss (income) attributable to non-controlling interests	2,317
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	11
Increase (decrease) in gains (losses) on investments, net	(1,883)
Increase (decrease) in other, net	(4,303)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(66,490)
EBITDA for the nine months ended September 30, 2022	$546,108

ESS Segment

	For the nine months ended September 30,		Variance
	2022	2021	Amount	%
Total revenue	$14,305	$12,808	$1,497	11.7
EBITDA	9,658	6,481	3,177	49.0

Total revenue was $14.3 million for the nine months ended September 30, 2022, an increase of $1.5 million, or 11.7%, compared to 2021, primarily due to an increase in transponder services provided to third parties.

EBITDA was $9.7 million for the nine months ended September 30, 2022, an increase of $3.2 million, or 49.0%, as compared to 2021, primarily due to the increase in overall ESS segment revenue and lower expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Corporate and Other Segment

	For the nine months ended September 30,		Variance
	2022	2021	Amount	%
Total revenue	$8,420	$9,195	$(775)	(8.4)
Capital expenditures	72,709	123,362	(50,653)	(41.1)
EBITDA	(16,023)	31,845	(47,868)	*

Total revenue was $8.4 million for the nine months ended September 30, 2022, which is primarily flat compared to 2021.

Capital expenditures were $72.7 million for the nine months ended September 30, 2022, a decrease of $50.7 million, as compared to 2021, primarily due to decreases in expenditures related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2021	$31,845
Increase (decrease) in other, net	19,425
Increase (decrease) in foreign currency transaction gains (losses), net	(722)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(1,686)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,858)
Increase (decrease) in gains (losses) on investments, net	(63,027)
EBITDA for the nine months ended September 30, 2022	$(16,023)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

As of September 30, 2022 our cash, cash equivalents and marketable investment securities totaled $1.6 billion, $0.7 billion of which we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

Cash Flow Activities

The following table summarizes our cash flows provided by (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	For the nine months ended September 30,		Variance
	2022	2021
Operating activities	$343,317	$427,862	$(84,545)
Investing activities	115,008	230,147	(115,139)
Financing activities	(84,666)	(1,117,377)	1,032,711
Effect of exchange rates on cash and cash equivalents	(3,123)	(3,114)	(9)
Net increase (decrease) in cash and cash equivalents	$370,536	$(462,482)	$833,018

Cash flows provided by (used for) operating activities decreased by $84.5 million primarily attributable to changes in net income (loss) of $(23.8) million, depreciation and amortization of $(21.6) million, gains (losses) on investments, net of $64.9 million, foreign currency translation losses (gains), net of $(10.0) million, deferred tax provision (benefit), net of $(17.0) million, and other, net of $18.9 million and changes in assets and liabilities, net of $(99.0) million.

Cash flows provided by (used for) investing activities decreased by $115.1 million primarily attributable to our marketable investment securities net activity, other investments net activity, a decrease in expenditures for property and equipment, and the India JV formation.

Cash flows provided by (used for) financing activities improved by $1.0 billion primarily attributable the repurchase and maturity of our 7 5/8% Senior Unsecured Notes due 2021 of $901.8 million and due to decreases in treasury share repurchases of $140.1 million.

Obligations and Future Capital Requirements

Contractual Obligations

As of September 30, 2022, our satellite-related commitments were $257.0 million. These primarily include payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations, and non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Letters of Credit

The following table presents the components of our letters of credit as of September 30, 2022:

Amounts
Restricted cash	$14,837
Insurance bonds	7,305
Credit arrangement available to our foreign subsidiaries	26,939
Total letters of credit	$49,081

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

We have a significant amount of outstanding indebtedness. As of September 30, 2022, our total indebtedness was $1.5 billion. Refer to our Form 10-K for a discussion of the terms of our long-term debt. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In the future, we may require material capital expenditures to make significant acquisitions or investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets. Other aspects of our business operations may also require additional capital. We also expect to owe U.S. Federal income tax for 2022.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Stock Repurchases

On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022 (the “2022 Authorization”). In addition, on October 20, 2022, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2023 through and including December 31, 2023. Purchases under our repurchase authorizations may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under these authorizations and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the three and nine months ended September 30, 2022, we repurchased 593,643 and 3,980,612 shares of our Class A common stock for $11.4 million and $89.3 million, respectively under this program. The remaining authorization under the 2022 Authorization was $410.7 million as of September 30, 2022.
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

We cannot predict with any certainty whether these trends will continue in the near future.

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

The worldwide interruptions and delays in the supply of components, materials and parts, although not materially impacting our operations during the nine months ended September 30, 2022, may impact our ability to timely provide equipment deliveries in the future. These interruptions and delays could also increase the cost of our equipment, which we may not be able to pass onto our customers.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of September 30, 2022, our market risk has not changed materially from those presented in our Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

The following table provides information regarding repurchases of our Class A common stock during the three months ended September 30, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
July 1 - 31	414,822	$19.15	414,822	$414,194
August 1 - 31	178,821	19.34	178,821	410,736
September 1 - 30	—	—	—	410,736
Total	593,643	$19.20	593,643	$410,736
(1) On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. All shares repurchased reflected in the table above have been converted to treasury shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On November 2, 2022, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended September 30, 2022. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1(H)	Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Employee (2022)**
10.2(H)	Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2022)**
10.3(H)	Form of Non-Employee Director Stock Option Agreement for the EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (2022)**
10.4(H)	Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2022)**
10.5(H)	Amendment No. 1 to EchoStar Corporation 2017 Amended and Restated Employee Stock Purchase Plan dated October 20, 2022**
31.1(H)	Section 302 Certification of Chief Executive Officer and Principal Financial Officer.
32.1(I)	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.
99.1(I)	Press release dated November 2, 2022 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2022.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)    Filed herewith.
(I)    Furnished herewith.
*    Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: November 2, 2022	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)