Form 10-K
period 2022-12-31
EchoStar CORP
filed 2023-02-23
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022.
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

As of June 30, 2022, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $646.8 million based upon the closing price of the Class A common stock as reported on the NASDAQ Global Select Market as of the close of business on that date.

As of February 6, 2023, the registrant’s outstanding common stock consisted of 35,594,333 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
•risks related to our dependency upon third-party providers, including supply chain disruptions and inflation;
•risks related to cybersecurity incidents; and
•risks related to our human capital resources.

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
i

PART I

ITEM 1.     BUSINESS

OVERVIEW

EchoStar Corporation (which, together with its subsidiaries, is referred to as “EchoStar,” the “Company,” “we,” “us” and “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. A substantial majority of the voting power of the shares of EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family. Our Class A common stock is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SATS.” During 2022, Hamid Akhavan joined the Company as its Chief Executive Officer and President.

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide internet services to consumer customers, which include home and small to medium-sized businesses, and satellite and multi-transport technologies and managed network services to enterprise customers, telecommunications providers, aeronautical service providers and government entities, including the U.S. Department of Defense.

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, medium-earth orbit (“MEO”) systems and multi-transport networks using combinations of technologies are expected to continue to play significant roles in enabling global connectivity, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and managed services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

All amounts presented in this Form 10-K are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

BUSINESS SEGMENTS

We currently operate in two business segments: our Hughes segment and our EchoStar Satellite Services segment (“ESS segment”). These business segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer.

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

HUGHES SEGMENT

Our Products and Services

Our Hughes segment provides broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

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

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti agreed to contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to Hughes Communications India Private Limited (“HCIPL”) and its subsidiaries, our less than wholly owned Indian subsidiaries, that conduct our VSAT services and hardware business in India. On January 4, 2022, this joint venture was formed (the “India JV”) and subsequent to the formation of the India JV, we hold a 67% ownership interest and Bharti holds a 33% ownership interest in HCIPL. The India JV combines the VSAT businesses of both companies to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation in India. The results of operations related to the India JV have been included in these Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements”) from the date of formation. The costs associated with the closing of the India JV were not material and were expensed as incurred.

In August 2017, we entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a next-generation, high throughput geostationary satellite. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. Following delays of over two years, in November 2022 we negotiated an amendment to our contract with the manufacturer to provide for additional compensation for past delays and a realignment of remedies. The contract now provides relief to us on certain payments, including approximately $14.0 million in payments through orbit-raising, and $44.5 million, plus 6% interest on such amounts, in deferred in-orbit incentive payments. Additionally, the contract now requires the payment of additional liquidated damages to us in the event of further delay, and provides for our right to terminate beginning January 1, 2024 if the satellite has not yet been delivered. In addition, the Company and the manufacturer will enter into an agreement under which the Company will provide certain products and/or services during 2023. The EchoStar XXIV satellite is expected to be launched in the second quarter of 2023. Delay in the availability of the EchoStar XXIV satellite could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in our Corporate and Other segment in our segment reporting.

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

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber, cable, and wireless internet service providers offering competitive services in the markets we seek to serve.  Cost, speed and accessibility are key determining factors in the selection of a service provider by the consumer.  In addition, government subsidies, such as the Federal Communication Commission’s (“FCC”) Rural Development Opportunity Fund can have the effect of subsidizing the growth of our wired, wireless and satellite competitors. Our primary satellite competitors in our North American consumer market are ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”), and Space Exploration Technologies Corp. (“SpaceX”).   Both ViaSat and SpaceX have also entered the South and Central American consumer markets. We seek to differentiate ourselves based on the ubiquitous availability of our service, quality, proprietary technology, and distribution channels.

In our enterprise markets, we compete against providers of satellite-based and terrestrial-based networks, including fiber, cable, wireless internet service, multiprotocol label switching and internet protocol-based virtual private networks.

Our principal competitors for the supply of VSAT satellite networks are Gilat Satellite Networks Ltd, ViaSat, and ST Engineering iDirect, Inc.  To differentiate ourselves from our competitors, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work and the quality of our customer service.  We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers, including domestic and international telecommunications operators, cable companies and other major carriers.

Our Manufacturing

Certain products in our Hughes segment are assembled at our facilities in Maryland and we outsource a portion of the manufacturing of our products to third parties.  We believe that the manufacturing facilities used by our Hughes segment have sufficient capacity to handle current demand.  We adjust our capacity based on our production requirements.  We also work with third-party vendors for the development and manufacture of components that are integrated into our products.  We develop dual sourcing capabilities for critical parts when practical and we evaluate outsourced subcontract vendors on a periodic basis.  Our operations group, together with our engineering group, works with our vendors and subcontractors to reduce development costs, to increase production efficiency, and to obtain components at lower prices.

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

BUSINESS STRATEGIES

•Focus on optimization of operations and product offerings. Currently and until the launch of our EchoStar XXIV satellite, our main focus is on optimizing the use of existing assets and services with primary attention on capacity yield. During this period efforts are directed towards the most scalable and profitable regions. The introduction of HughesNet Fusion was announced in September 2022 and is a low-latency satellite internet offering which connects mobile and landline technologies with satellites. The introduction of HughesNet Fusion is a growth opportunity that allows us to expand our service delivery options. Also, we are looking for additional opportunities for cross-functional collaboration within our organization, leading to simplification and centralization of structure to achieve greater efficiencies.

•Monetize our EchoStar XXIV satellite.  Following the launch of our EchoStar XXIV satellite, which will provide additional capacity and ability to offer higher speed service plans, our focus will be on monetizing it. We are planning not only for the launch itself but for the introduction of our related services with new higher speed plans, including a new higher speed HughesNet Fusion offering. We believe that the kind of services we will be offering are in demand, and we expect to be able to effectively market a highly competitive set of services once EchoStar XXIV enters service.

•Strong focus on our enterprise business. We also have a strong focus on growing our global enterprise business by leveraging our business connectivity, managed service portfolio, hybrid business solutions, and our own manufactured products. Increased participation in this vast market segment is a key element of our diversification strategy. During this period, we will also focus on improving operational scale with potential small acquisitions.

•Continue development of S-band and other hybrid spectrum resources.   We hold S-band mobile satellite service (“MSS”) and terrestrial authorizations in Europe, Mexico and Chile, and are in the process of applying for and receiving additional authorizations. We have positioned ourselves to continue to develop the S-band spectrum globally by acquiring Sirion Global Pty Ltd., which we have renamed EchoStar Global Australia Pty Ltd (“EchoStar Global”). EchoStar Global has brought into use the International Telecommunication Union (“ITU”) global S-band non-geostationary satellite spectrum rights for MSS. In February of 2023, we announced an agreement with Astro Digital US, Inc. (“Astro Digital”), a designer, manufacturer and operator of small satellite systems, for the construction of a global S-band MSS network. Under the agreement, Astro Digital will manufacture the satellites for the constellation, which will deliver global Internet of Things, machine-to-machine and other data services beginning in 2024. EchoStar Global will operate this constellation. In addition, we believe we remain in a unique position to develop a stand-alone as well as a hybrid MSS and complementary ground component network service.

•Continue to diversify our business by selectively exploring new domestic and international strategic initiatives. We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, and acquire new customers through the use of multi-transport technologies, increase our satellite capacity, broaden our portfolio of services, products and intellectual property and strengthen our relationships with our customers.

•Develop improved and new technologies.  We believe that our engineering capabilities provide us with the opportunity to develop and deploy cutting edge technologies, license our technologies to others and maintain a leading technological position in the industries in which we are active.

OUR SATELLITE FLEET

As of December 31, 2022, our satellite fleet consisted of ten geosynchronous (“GEO”) satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. Our owned S-band LEO nano-satellites are not included in the table below.

The following table presents our GEO satellite fleet as of December 31, 2022:

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
(4)    EchoStar IX is approaching its end of station-kept life. The Company placed the satellite in an inclined-orbit in the first quarter of 2023. Inclined-orbit will extend its life to enable further revenue generating opportunities.
(5)    We acquired the S-band payload on this satellite in December 2013. Prior to acquisition, the S-band payload experienced an anomaly at the time of launch and, as a result, is not fully operational.

Our EchoStar XXIV satellite is included in construction in progress as of December 31, 2022. The satellite is expected to be launched in the second quarter of 2023.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2022. During the first quarter of 2023, we lost contact with our third nano-satellite (“EG-3”), which was launched in the second quarter of 2021 and brought into use our Sirion-1 ITU filing in the third quarter of 2021. We are continuing attempts to reestablish contact with EG-3, and in the event we are unable to do so, we will have three years to place a new S-band spacecraft at the altitude prescribed in our Australian ITU filing. We expect the first group of S-band satellites recently ordered from Astro Digital to be launched well in advance of the three year replacement timeline. We are not aware of any other anomalies with respect to our owned or leased satellites as of the date of these Consolidated Financial Statements. There can be no assurance, however, that anomalies will not have a significant adverse effect in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. We have obtained certain insurance for our EchoStar XXIV satellite covering launch plus the first year of operations. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

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

GOVERNMENT REGULATIONS

We are subject to telecommunications regulation by a number of regulatory bodies including the FCC, other U.S. federal and state regulators and government agencies, the ITU and regulators and governments in other countries and regions where we hold licenses including the E.U., the U.K., India, Australia and several Latin American countries. In addition, we are also subject to the export control laws and regulations and trade sanctions laws and regulations of the U.S. and other countries with respect to the export of telecommunications equipment and services.  In addition, in the U.S. and some other countries we are subject to country specific approvals of our products. Depending upon the circumstances, non-compliance with applicable legislation or regulations could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

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

FCC Regulations Applicable to Our Operations

FCC Jurisdiction over Satellite Operations.  Non-governmental bodies, including commercial entities, that use radio frequencies to provide communications services to, from or within the U.S. are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  The Communications Act gives the FCC regulatory jurisdiction over many areas relating to communications operations, including:

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

State and Local Regulation

We are also regulated by state and local authorities.  While the FCC has preempted many state and local regulations that would impair the installation and use of VSAT and other consumer satellite dishes, our businesses nonetheless are subject to state and local regulation, including, among others, obtaining regulatory authorizations and zoning regulations that affect the ability to install these consumer satellite earth station antennas. In addition, in order to obtain universal service funding, we are subject to being an eligible telecommunications carrier in certain states.

International Regulation

Foreign Administrations’ Jurisdiction Over Satellite and Terrestrial Operations.  Some of our satellites and earth stations are licensed in foreign jurisdictions.  We also have terrestrial authorizations in foreign jurisdictions.  In order to provide service to a foreign location from our U.S. satellites, we are required to obtain approvals from the FCC and foreign administrative agencies.  The laws and regulations addressing access to satellite and terrestrial systems vary from country to country.  In most countries, a license is required to provide our services and to operate satellite systems and earth stations.  Such licenses may impose certain conditions, including implementation and operation of the satellite system in a manner consistent with certain milestones (such as for contracting, satellite design, construction, launch and implementation of service), that the satellite or its launch be procured through a national entity, that the satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite, or that a license be obtained before interconnecting with the local switched telephone network and we may be subject to penalties or fines for failing to meet such conditions.  Additionally, some countries may have restrictions on the services we provide and how we provide them and/or may limit the rates that can be charged for the services we provide or impose other service terms or restrictions. Furthermore, foreign countries in which we currently, or may in the future, operate may not authorize us access to all of the spectrum that we need to provide service in a particular country.

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

The export of certain hardware, technical data, and services relating to satellites and the supply of certain ground control equipment, technical data and services to non-U.S. persons or to destinations outside the U.S. is regulated by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) under the EAR.  In addition, BIS regulates our export of satellite communications network equipment to non-U.S. persons or to destinations outside of the U.S.  The export of other items is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls under the ITAR and are subject to strict export control and prior approval requirements.  In addition, we cannot provide certain equipment or services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC.  We are also subject to the Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions that generally prohibit companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign government officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.

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

Our environmental compliance costs, capital and other expenditures to date have not been material, and we do not expect them to be material in 2023.  However, environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business and/or environmental compliance costs, capital or other expenditures.

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

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2022, 2021 and 2020, see Note 22 in our Consolidated Financial Statements.  See Item 1A. Risk Factors for information regarding risks related to our foreign operations.

HUMAN CAPITAL RESOURCES

Our Human Capital

As of December 31, 2022, we had approximately 2,300 employees globally; of which approximately 1,700 were located in the U.S. and 600 internationally. We generally consider relations with our employees to be good. Other than approximately 200 of our employees located in Italy and Brazil, none are represented by a union. Our mission is to be a global connectivity provider for people, enterprises and things.

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

Worker Health and Safety

Our commitment is to provide a safe, healthy and reliable workplace. We provide access to a variety of innovative, flexible, and convenient health and wellness programs. Due to the COVID-19 pandemic, we have taken a number of steps to prioritize health and safety of our employees including enabling employees to work from home as required or appropriate. We also implemented precautions at various sites around the world in compliance with local government requirements and Centers for Disease Control and Prevention guidelines.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K.

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such and each executive officer’s business experience during at least the past five years:

Name	Age	Position
Charles W. Ergen	69	Chairman
Hamid Akhavan	61	Chief Executive Officer, and President
Paul Gaske	69	Chief Operating Officer
Dean A. Manson	56	Chief Legal Officer and Secretary
Adrian Morris	68	Chief Technology Officer
Michelle Pearre	54	Chief Human Resources Officer
Ramesh Ramaswamy	63	Executive Vice President - International

Charles W. Ergen.  Mr. Ergen has served as our executive Chairman since November 2009 and Chairman of the Board of Directors since our formation in 2007.  Mr. Ergen served as our Chief Executive Officer from our formation in 2007 until November 2009.  Mr. Ergen serves as executive Chairman and has been Chairman of the Board of Directors of DISH Network Corporation (“DISH”) since its formation and, during the past five years, has held executive officer and director positions with DISH and its subsidiaries (together with DISH, “Dish Network”) most recently serving as the Chief Executive Officer of DISH from March 2015 to December 2017.

Hamid Akhavan. Mr. Akhavan has served as our Chief Executive Officer and President since April 2022. Prior to joining EchoStar, Mr. Akhavan has accumulated extensive leadership experience at major telecommunications and technology companies, including Chief Executive Officer of Unify, Inc, and Chief Executive Officer of T-Mobile International, where he also served as a member of the Board of Management of Deutsche Telekom. In recent years, Akhavan has been active in private equity and investing serving on the board of directors of several public and private companies.

Paul Gaske. Mr. Gaske became Chief Operating Officer effective January 1, 2023, reporting to the Company’s Chief Executive Officer. Prior to becoming the Chief Operating Officer, Mr. Gaske was the Executive President and General Manager of the North American Division of Hughes Network Systems, LLC since 1999. Mr. Gaske also oversees Hughes manufacturing.

Dean A. Manson.  Mr. Manson has served as our Chief Legal Officer and Secretary since November 2011 and is responsible for all our legal, government affairs and corporate information security. Mr. Manson joined our subsidiary Hughes Network Systems, LLC in 2000 and was appointed its General Counsel in 2004. He was previously with the law firm of Milbank, Tweed, Hadley & McCloy LLP, where he focused on international project finance and corporate transactions.

Adrian Morris. Mr. Morris has served as our Chief Technology Officer since January 2023 leading our engineering team at EchoStar and its subsidiaries. Mr. Morris’ career began at our subsidiary, Hughes Network Systems, in 1982 as an engineer and he served as an Executive Vice President, Engineering, of Hughes Network Systems since 2006.

Michelle Pearre. Ms. Pearre has served as our Chief Human Resources Officer since 2017. She has responsibility for Human Resources, Administration, Facilities, Real Estate and Physical Security. Since joining Hughes Network Systems in 1998, Ms. Pearre has held various positions of increasing responsibility in human resources.

Ramesh Ramaswamy. Mr. Ramaswamy has served as our Executive Vice President, International since 2021 and was our Senior Vice President, International since 2017. He oversees our international, mobile satellite and

EchoStar Global businesses. Mr. Ramaswamy joined Hughes Network Systems in 1985 as a software engineer and has held positions of increasing responsibility in engineering, operations, marketing and sales.

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

We may not be able to successfully develop and execute our S-band business strategy which could materially adversely affect our ability to grow our revenue and our business.

Our future revenue and business growth partially depends on the successful development and execution of our S-band strategy. We may not be able to maintain or further develop our existing S-band spectrum rights. Additionally, in order to successfully develop and execute our S-band strategy, we will likely need to reach collaborative agreements with other relevant players in the S-band eco-system. We may not be able to reach such agreements with some of the relevant players, or at all, or may not be able to agree on economic terms that would provide the desired economic benefits to the Company. In addition, there can be no assurance that, even if we are able to successfully develop our S-band strategy, we will be able to attract and retain a customer base sufficiently large to be profitable. If we do not execute our S-band business strategy as planned, our business and operating results could be materially adversely affected.

We are facing increasing competition which could impact demand for, and result in increasing pricing pressures with respect to, our products and services.

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
•Manufacturing.  While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner or at all, our business could be adversely impacted.
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

Our sales outside the U.S. accounted for 23.7%, 21.4% and 19.6% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively.  We expect our foreign operations to represent a significant and growing portion of our business.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

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

As of December 31, 2022, our total indebtedness was $1.5 billion.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the development, design, acquisition and construction of new satellites, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all.

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

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees. In addition, we have made and will continue to make significant investments in research, development, and marketing for new products, services, satellites and related technologies, as well as entry into new business areas. Investments in new technologies, satellites and business areas are inherently dependent on these technically skilled employees as well. Competition for the services of such employees has become more intense as demand for these types of employees grows. We compete with other companies for these employees and although we strive to attract and retain these employees, we may not succeed in these respects. Additionally, if we were to lose certain key technically skilled employees, the loss of knowledge and intellectual capital might have an adverse impact on our business.

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

RISKS RELATED TO OUR SATELLITES

Our ability to operate and control our satellites is subject to risks related to DISH Network’s operation and third-parties’ operation of satellite operations centers.

In September 2019, we transferred our satellite operation centers, which are used to monitor and control our satellites, to DISH Network in connection with our 2019 transfer to DISH of our broadband satellite services and certain related businesses and assets (the “BSS Transaction”). Therefore, we now are subject to the inherent risks of having a related party operate, maintain and manage these satellite operations centers. In addition, certain of our satellites are operated, maintained and managed by third parties.

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

Satellite construction and launch are subject to significant risks, including manufacturing and delivery delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. For example, we have seen delays in the delivery calendar for EchoStar XXIV. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites, and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time, and to obtain other launch opportunities. Such significant delays have and could in the future materially affect our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. In addition, we may not be able to obtain launch or in-orbit insurance on reasonable economic terms or at all. If we do obtain launch or in-orbit insurance, it may not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a launch failure or significant degradation.

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

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell. The occurrence of, and failure to remedy, any defects, errors or failures in our products or network services could materially affect our business.

RISKS RELATED TO CYBERSECURITY

The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems are vulnerable to damage, intrusion, or disruption from criminal and/or terrorist attacks, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing, or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems.

Our international businesses expose us to additional risks that could harm our business.

Our international operations continue to grow. In addition to risks described elsewhere in this segment, the different regions and countries in which we operate our businesses outside of the U.S. expose us to increased risks due to different privacy and cyber-related laws in each of these locations. The same cyber-related issue could have different consequences depending on the region or country of occurrence, the laws applicable in each case and the different levels of enforcement by regulatory and governmental authorities in each jurisdiction. These risks include but are not limited to the following:

a.Data privacy and security concerns relating to our technology and our practices could damage our reputation, cause us to incur significant liability, and deter current and potential users or customers from using our products and services.
b.Software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure of our user data which could harm our business reputation.
c.Concerns about our practices about the collection, use, disclosure, or security of personal information or other data-privacy-related matters, even if unsubstantiated, could harm our reputation and financial condition. Our policies and practices may change over time as expectations regarding privacy and data change.

We experience cyber-attacks and other attempts to gain unauthorized access to our systems on a consistent basis.

We have experienced and may experience in the future security issues, whether due to insider error or malfeasance or system errors or vulnerabilities in our or our 3rd parties’ systems, which could result in substantial legal and financial exposure, government inquiries and enforcement actions, litigation, and unfavorable media coverage. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures. Attacks and security issues could also compromise trade secrets and other sensitive information.

Our ongoing investments in security will likely continue to identify new vulnerabilities within our services and products.

In addition to our efforts to mitigate cyber-attacks, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control such as natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, pandemics like COVID-19 and power loss, and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may negatively affect user and customer trust, harm our reputation and brands, and adversely affect our business and financial results. Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention, and lead to enhanced regulatory oversight.

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

Our business is regulated by numerous governmental agencies and other regulatory bodies, both domestically and internationally. Also, our international operations are subject to the laws and regulations of many different jurisdictions that may differ significantly from U.S. laws and regulations. Violations of these laws and regulations could result in fines or penalties or other sanctions which could have a material adverse impact on our business. Additionally, our ability to operate and grow our business depends on laws and regulations that govern the frequency bands and/or orbital locations we operate in or may operate in in the future.

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

RISKS RELATED TO THE BSS TRANSACTION

If the BSS Transaction does not qualify as a tax‑free distribution and merger under the Internal Revenue Code of 1986, as amended (the “Code”), then we and/or our stockholders may be required to pay substantial U.S. federal income taxes and under certain circumstances we may have indemnification obligations to DISH Network.

The parties to the BSS Transaction received a tax opinion from their respective counsels as to the tax‑free nature of the transaction. They did not obtain a private letter ruling from the IRS in this respect and instead are relying solely on their respective tax opinions for comfort that the transaction qualifies for tax‑free treatment for U.S. federal income tax purposes under the Code. The failure of any factual representation or assumption to be true, correct and complete, or any undertaking to be fully complied with, could affect the validity of the tax opinions and result in tax liabilities for our shareholders and/or us.

RISKS RELATED TO OUR OWNERSHIP

We are controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 60% of our total equity securities (assuming conversion of the Class B common stock beneficially owned by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 6, 2023) and beneficially owns approximately 93% of the total voting power of all classes of shares (assuming no conversion of any Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 6, 2023).  Through his beneficial ownership of our equity securities, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the NASDAQ listing rules and, therefore, are not subject to NASDAQ requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

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
•Competition for business opportunities.  DISH Network may have interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses. From time to time we may pursue the same business opportunities as DISH Network, such as when we participate in auctions for spectrum or orbital slots for our satellites or other business opportunities. In certain auctions, we and DISH Network may be prohibited from participating separately, and cooperating with DISH Network may result in a less favorable outcome for us.

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

As discussed above, Mr. Ergen beneficially owns approximately 60% of our total equity securities and approximately 93% of the total voting power of all classes of shares and such ownership may make it impractical for any third party to obtain control of us.

In addition, pursuant to our articles of incorporation we have a significant amount of authorized and unissued stock that would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

RISKS RELATED TO THE COVID-19 PANDEMIC

Our operations, and those of our customers, suppliers, vendors, and other third parties with whom we conduct business, including regulatory agencies, have been, and may continue to be, adversely affected by the COVID‑19 pandemic.

The effects of the COVID-19 pandemic have disrupted our and our customers’, suppliers’, vendors’ and other business partners’ and investees’ businesses, and have delayed the manufacture and deployment of our satellites, specifically our EchoStar XXIV satellite. Additionally, some regulatory bodies may still have reduced activities which may materially delay the review and/or approval of licenses or authorizations we need to operate our business. We cannot currently estimate or determine the final magnitude of these impacts.

Additionally, many of our subscribers continue to work remotely or engage in distance learning. These activities have increased the usage on our HughesNet service so that there is little or no capacity remaining for subscriber growth in our most popular geographic areas. This limitation on capacity has resulted in our subscribers experiencing slower speeds, which, in turn, has resulted in higher churn.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  We operate various facilities in the United States and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs. The following table sets forth certain information concerning our principal properties related to our Hughes segment, our ESS segment, and our Corporate and Other segment as of December 31, 2022.

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

Holders.  As of February 6, 2023, there were 35,594,333 shares of our Class A common stock outstanding held by 7,316 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 6, 2023, there were 47,687,039 shares of our Class B common stock outstanding, of which 25,066 shares were held by Charles W. Ergen, our Chairman and 47,661,973 shares were held in trusts and entities established for the benefit of Mr. Ergen’s family.  There is currently no established trading market for our Class B common stock.

Dividends.  We have not paid any cash dividends on our common stock in the past two years.  We currently do not intend to declare dividends on our common stock.  Payment of any future dividends will depend upon our earnings, capital requirements, contractual restrictions and other factors the board of directors considers appropriate.  We currently intend to retain our earnings, if any, to support operations, future growth and expansion, although we have repurchased and may, in the future, repurchase shares of our common stock from time to time.  Our ability to declare dividends is affected by the covenants in our subsidiary HSSC’s indentures. See further discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.  See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. In addition, on October 20, 2022, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2023 through and including December 31, 2023. Purchases under our repurchase authorizations may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under these authorizations and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the year ended December 31, 2022, we repurchased 3,980,612 shares of our Class A common stock.

The following table provides information regarding repurchases of our Class A common stock during the three months ended December 31, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
October 1 - 31	—	$—	—	$410,736
November 1 - 30	—	—	—	410,736
December 1 - 31	—	—	—	410,736
Total	—	$—	—	$410,736
(1) On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. In addition, on October 20, 2022, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2023 through and including December 31, 2023. All shares repurchased have been converted to treasury shares.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) should be read in conjunction with our Consolidated Financial Statements.  This Management’s Discussion and Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s Discussion and Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See Disclosure Regarding Forward-Looking Statements of this Form 10-K for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see Item 1A. Risk Factors of this Form 10-K.  Further, such forward-looking statements speak only as of the date of this Form 10-K and we undertake no obligation to update them.

EXECUTIVE SUMMARY

Overview

We currently operate in two business segments: our Hughes segment and our ESS segment. Our operations include various corporate functions that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in our Corporate and Other segment in our segment reporting.

All amounts presented in this Management’s Discussion and Analysis are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Hughes Segment

Our Hughes segment is an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We offer broadband satellite technologies and broadband internet products and services to consumer customers. We offer broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers.

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

On January 4, 2022, our India JV was formed, which allows us to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation in India.

We expect to launch the EchoStar XXIV satellite in the second quarter of 2023. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as enterprise broadband services. Following delays of over two years, in November 2022 we negotiated an amendment to our contract with the manufacturer to provide for additional compensation for past delays and a realignment of remedies. See Item 1 Business – Hughes Segment of this Form 10-K for further information. Delay in the availability of the EchoStar XXIV satellite could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
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

The following table presents our approximate number of broadband subscribers:

	As of December 31,
	2022	2021	2020
United States	931,000	1,090,000	1,189,000
Latin America	297,000	372,000	375,000
Total broadband subscribers	1,228,000	1,462,000	1,564,000

The following table presents the approximate number of net subscriber additions for each quarter in 2022:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
United States	(43,000)	(46,000)	(35,000)	(35,000)
Latin America	(14,000)	(15,000)	(25,000)	(21,000)
Total net subscriber additions	(57,000)	(61,000)	(60,000)	(56,000)

Our ability to gain new customers and retain existing customers in the U.S. is being impacted by our capacity limitations as well as competitive pressure from satellite-based competitors and other technologies. For the three months ended December 31, 2022, these factors resulted in lower total subscribers as compared to the three months ended September 30, 2022.

Our ability to gain new customers and retain existing customers in Latin America is also being impacted by adverse economic conditions. In addition, capacity constraints in certain areas limit our ability to add new subscribers. For the three months ended December 31, 2022, the decline in net subscribers was primarily due to more selective customer screening and improved churn as compared to the three months ended September 30, 2022.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for higher economic value enterprise and government applications in Latin America. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of December 31, 2022 and 2021, our Hughes segment had $1.5 billion and $1.4 billion of contracted revenue backlog, respectively, an increase of 7.1% during that period, primarily due to an increase in contracts from our domestic and international customers. Of the total Hughes segment contracted revenue backlog as of December 31, 2022, we expect to recognize $461.0 million of revenue in 2023. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

Goodwill Impairment Assessment

We test goodwill for impairment annually in our second fiscal quarter, or more frequently if indicators of impairment exist. Goodwill is assessed for impairment at the reporting unit level. Reporting units are identified based on how segment management evaluates the results of segment operations and makes resource allocation decisions to such reporting units. All of our goodwill is assigned to our Hughes segment. We conducted our annual impairment test of goodwill during our second fiscal quarter on a qualitative basis and determined that no adjustment to the carrying value of goodwill was then necessary because the fair value exceeded carrying value for our Hughes reporting unit.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
During the quarter ended December 31, 2022, we conducted a quantitative interim test of goodwill for all of our reporting units due to the decline of our stock price since our interim test in the third quarter of 2022. As a result of this interim test, no goodwill impairment was identified. The fair value of the Hughes reporting unit exceeded the carrying value by more than 20%. We concluded that there were no other indicators of impairment for the quarter ended December 31, 2022. Given the decline in our stock price during the year ended December 31, 2022, we believe it is reasonably possible that a further sustained decline in our stock price and market capitalization would result in all or a significant portion of our goodwill becoming impaired. The impairment of goodwill has no effect on liquidity or capital resources. However, it would result in a material non-cash charge and would materially adversely affect our financial results in the period recognized.

When estimating the fair value of our Hughes reporting unit, we used a combination of the discounted cash flow and market multiple methodologies. We weighted 50% of the fair value using a discounted cash flow methodology and 50% using a market multiple approach. Although we concluded that recent transactions further supported our estimate of fair value, we gave them no such weight as the discounted cash flow and market multiple methodologies were considered more relevant and more reliable to be used in our fair value estimate.

In our discounted cash flow methodology, we developed and utilized a range of inputs that we believe to be reasonable and appropriately conservative. These inputs included, but were not limited to, revenue growth, EBITDA margins, capital expenditures, a terminal growth rate and a discount rate. In our market multiple approach, we also utilized what we believe to be a reasonable and appropriately conservative range of revenue and EBITDA multiples.

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

As of December 31, 2022 and 2021, our ESS segment had contracted revenue backlog of $22.3 million and $10.4 million, respectively, an increase of 114.4% during that period, primarily due to an increase in satellite service contracts with existing and new customers. Of the total ESS segment contracted revenue backlog as of December 31, 2022, we expect to recognize $16.5 million of revenue in 2023. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Corporate and Other Segment

Satellite Anomalies and Impairments

During the first quarter of 2023, we lost contact with our third nano-satellite (“EG-3”), which was launched in the second quarter of 2021 and brought into use our Sirion-1 ITU filing in the third quarter of 2021. We are continuing attempts to reestablish contact with EG-3, and in the event we are unable to do so, we will have three years to place a new S-band spacecraft at the altitude prescribed in our Australian ITU filing. We expect the first group of S-band satellites recently ordered from Astro Digital to be launched well in advance of the three year replacement timeline. We are not aware of any other anomalies with respect to our owned or leased satellites as of the date of these Consolidated Financial Statements. There can be no assurance, however, that anomalies will not have a significant adverse effect in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the year ended December 31, 2022 and through February 22, 2023. There

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue.  Services and other revenue primarily includes the sales of consumer and enterprise broadband services, maintenance and other contracted services, revenue associated with satellite and transponder leases and services, satellite uplinking/downlinking, subscriber wholesale service fees for the HughesNet service, professional services and facilities rental revenue.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses primarily include selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including bad debt expense and stock-based compensation expense.  It also includes professional fees (e.g. legal, information systems and accounting services) and other expenses associated with facilities and administrative services.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as Net income (loss) excluding Interest income and expense, net, Income tax benefit (provision), net, Depreciation and amortization, and Net income (loss) attributable to non-controlling interests.  EBITDA is not a measure determined in accordance with U.S. generally accepted accounting principles (“GAAP”). This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations section below. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry.

Subscribers. Subscribers include customers that subscribe to our HughesNet service, through retail, wholesale and small/medium enterprise service channels.

Highlights from our Financial Results

Consolidated Results of Operations for the Year Ended December 31, 2022:

• Revenue of $2.0 billion
•Operating income of $189.6 million
•Net income of $166.5 million
•Net income attributable to EchoStar common stock of $177.1 million and basic and diluted earnings per share of common stock of $2.10
•EBITDA of $707.6 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of December 31, 2022:

•Total assets of $6.2 billion
•Total liabilities of $2.6 billion
•Total stockholders’ equity of $3.6 billion
•Cash and cash equivalents and marketable investment securities of $1.7 billion

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table presents our consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	For the year ended December 31,		Variance
Statements of Operations Data (1)	2022	2021	Amount	%
Revenue:
Services and other revenue	$1,623,931	$1,715,287	$(91,356)	(5.3)
Equipment revenue	374,162	270,433	103,729	38.4
Total revenue	1,998,093	1,985,720	12,373	0.6
Costs and expenses:
Cost of sales - services and other	569,755	551,679	18,076	3.3
% of total services and other revenue	35.1%	32.2%
Cost of sales - equipment	292,318	231,975	60,343	26.0
% of total equipment revenue	78.1%	85.8%
Selling, general and administrative expenses	455,234	461,705	(6,471)	(1.4)
% of total revenue	22.8%	23.3%
Research and development expenses	32,810	31,777	1,033	3.3
% of total revenue	1.6%	1.6%
Depreciation and amortization	457,621	491,329	(33,708)	(6.9)
Impairment of long-lived assets	711	245	466	190.2
Total costs and expenses	1,808,449	1,768,710	39,739	2.2
Operating income (loss)	189,644	217,010	(27,366)	(12.6)
Other income (expense):
Interest income, net	50,900	22,801	28,099	123.2
Interest expense, net of amounts capitalized	(57,170)	(95,512)	38,342	(40.1)
Gains (losses) on investments, net	47,107	69,531	(22,424)	(32.3)
Equity in earnings (losses) of unconsolidated affiliates, net	(5,703)	(5,170)	(533)	10.3
Foreign currency transaction gains (losses), net	5,235	(12,613)	17,848	(141.5)
Other-than-temporary impairment losses on equity method investments	—	(55,266)	55,266	(100.0)
Other, net	3,210	(12,434)	15,644	(125.8)
Total other income (expense), net	43,579	(88,663)	132,242	(149.2)
Income (loss) before income taxes	233,223	128,347	104,876	81.7
Income tax benefit (provision), net	(66,675)	(65,626)	(1,049)	1.6
Net income (loss)	166,548	62,721	103,827	165.5
Less: Net loss (income) attributable to non-controlling interests	10,503	10,154	349	3.4
Net income (loss) attributable to EchoStar Corporation common stock	$177,051	$72,875	$104,176	143.0

Other data:
EBITDA (2)	$707,617	$702,541	$5,076	0.7
Subscribers, end of period	1,228,000	1,462,000	(234,000)	(16.0)
(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021:

Services and other revenue.  Services and other revenue totaled $1.6 billion for the year ended December 31, 2022, a decrease of $91.4 million, or 5.3%, as compared to 2021.  The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $103.1 million, partially offset by higher sales of broadband services to our enterprise customers of $5.3 million and to our mobile satellite system and other customers of $4.5 million. Our ESS segment increased by $2.9 million. These variances reflect an estimated negative impact of exchange rate fluctuations of $5.9 million, primarily attributable to our enterprise customers.

Equipment revenue.  Equipment revenue totaled $374.2 million for the year ended December 31, 2022, an increase of $103.7 million, or 38.4%, as compared to 2021.  The increase was primarily attributable to: i) increases in hardware sales to our enterprise customers of $102.6 million mainly associated with a certain customer in North America and to international customers, and ii) increases on our hardware sales to our mobile satellite system customers of $6.6 million, partially offset by decreases in hardware sales of $5.5 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $569.8 million for the year ended December 31, 2022, an increase of $18.1 million, or 3.3%, as compared to 2021. The increase was attributable to a non-recurring decrease in a certain international regulatory fee of $4.5 million in 2021 and increases in cost of services provided to our consumer and enterprise customers, mainly related to service delivery expenses, such as field services and customer care.

Cost of sales - equipment.  Cost of sales - equipment totaled $292.3 million for the year ended December 31, 2022, an increase of $60.3 million, or 26.0%, as compared to 2021. The increase was primarily attributable to the corresponding increase in equipment revenue and change in product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $455.2 million for the year ended December 31, 2022, a decrease of $6.5 million, or 1.4%, as compared to 2021. The decrease was primarily attributable to decreases in: i) sales and marketing expenses of $18.5 million and ii) legal expenses of $2.3 million, offset by increases in: i) bad debt expense of $7.4 million primarily due to the recovery of bad debt reserves in 2021 and ii) other general and administrative expenses of $6.9 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $457.6 million for the year ended December 31, 2022, a decrease of $33.7 million, or 6.9%, as compared to 2021.  The decrease was primarily attributable to: i) decreases in other property and equipment depreciation expense of $27.7 million, ii) decreases in our satellite depreciation of $8.9 million, mainly related to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, and iii) decreases in amortization of intangibles of $2.1 million. These decreases were partially offset by increases in amortization of our capitalized software of $5.7 million.

Interest income, net.  Interest income, net totaled $50.9 million for the year ended December 31, 2022, an increase of $28.1 million, or 123.2%, as compared to 2021, primarily attributable to increases in the yield on our marketable investment securities and an increase in our marketable investment securities average balance.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized, totaled $57.2 million for the year ended December 31, 2022, a decrease of $38.3 million, or 40.1%, as compared to 2021.  The decrease was primarily attributable to a decrease of $30.8 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $6.8 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $47.1 million in gains for the year ended December 31, 2022, as compared to $69.5 million in gains for the year ended December 31, 2021, a negative change of $22.4 million. The change was primarily attributable to a net loss of $28.3 million related to the exit of our investment in Dish Mexico in 2022.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $5.2 million in gains for the year ended December 31, 2022, as compared to $12.6 million in losses for the year ended

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
December 31, 2021, a positive change of $17.8 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the period, primarily related to the Brazilian Real, Indian Rupee, and the European Euro.

Other-than-temporary impairment losses on equity method investments. Other-than-temporary impairment losses on equity method investments was $55.3 million for the year ended December 31, 2021, related to the impairment of our investment in Dish Mexico. Given changing market trends, conditions, and company-specific events, we concluded that our investment in Dish Mexico was not recoverable.

Other, net. Other, net totaled $3.2 million in gains for the year ended December 31, 2022, as compared to $12.4 million in losses for the year ended December 31, 2021, a positive change of $15.6 million. The change was primarily attributable to a litigation expense of $16.8 million in 2021.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(66.7) million for the year ended December 31, 2022, as compared to $(65.6) million for the year ended December 31, 2021. Our effective income tax rate was 28.6% and 51.1% for the year ended December 31, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the impact of state and local taxes. The variations in our current year effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

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

Net income (loss) attributable to EchoStar Corporation common stock.  The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the year ended December 31, 2021	$72,875
Decrease (increase) in other-than-temporary impairment losses on equity method investments	55,266
Decrease (increase) in interest expense, net of amounts capitalized	38,342
Increase (decrease) in interest income, net	28,099
Increase (decrease) in foreign currency transaction gains (losses), net	17,848
Increase (decrease) in other, net	15,644
Increase (decrease) in net income (loss) attributable to non-controlling interest	349
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(533)
Decrease (increase) in income tax benefit (provision), net	(1,049)
Increase (decrease) in gains (losses) on investments, net	(22,424)
Increase (decrease) in operating income (loss), including depreciation and amortization	(27,366)
Net income (loss) attributable to EchoStar Corporation for the year ended December 31, 2022	$177,051

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section.  The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements:

	For the year ended December 31,		Variance
	2022	2021	Amount	%
Net income (loss)	$166,548	$62,721	$103,827	165.5
Interest income, net	(50,900)	(22,801)	(28,099)	123.2
Interest expense, net of amounts capitalized	57,170	95,512	(38,342)	(40.1)
Income tax provision (benefit), net	66,675	65,626	1,049	1.6
Depreciation and amortization	457,621	491,329	(33,708)	(6.9)
Net loss (income) attributable to non-controlling interests	10,503	10,154	349	3.4
EBITDA	$707,617	$702,541	$5,076	0.7

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the year ended December 31, 2021	$702,541
Decrease (increase) in other-than-temporary impairment losses on equity method investments	55,266
Increase (decrease) in foreign currency transaction gains (losses), net	17,848
Increase (decrease) in other, net	15,644
Decrease (increase) in net loss (income) attributable to non-controlling interests	349
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(533)
Increase (decrease) in gains (losses) on investments, net	(22,424)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(61,074)
EBITDA for the year ended December 31, 2022	$707,617

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the year ended December 31, 2022, as compared to the year ended December 31, 2021:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2022
Total revenue	$1,966,587	$20,533	$10,973	$1,998,093
Capital expenditures	239,403	—	86,488	325,891
EBITDA	732,929	14,416	(39,728)	707,617

For the year ended December 31, 2021
Total revenue	$1,956,226	$17,679	$11,815	$1,985,720
Capital expenditures	296,303	—	142,127	438,430
EBITDA	781,824	9,185	(88,468)	702,541

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Hughes Segment

	For the year ended December 31,		Variance
	2022	2021	Amount	%
Total revenue	$1,966,587	$1,956,226	$10,361	0.5
Capital expenditures	239,403	296,303	(56,900)	(19.2)
EBITDA	732,929	781,824	(48,895)	(6.3)

Total revenue was $2.0 billion for the year ended December 31, 2022, an increase of $10.4 million, or 0.5%, as compared to 2021.  Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $103.1 million, partially offset by higher sales of broadband services to our enterprise customers of $5.3 million and to our mobile satellite system and other customers of $4.5 million. Equipment revenue increased primarily due to: i) increases in hardware sales to our enterprise customers of $102.6 million mainly associated with a certain customer in North America and to international customers, and ii) increases on our hardware sales to our mobile satellite system customers of $6.6 million, partially offset by decreases in hardware sales of $5.5 million to our consumer customers. These variances reflect an estimated negative impact of exchange rate fluctuations of $6.7 million, primarily attributable to our enterprise customers.

Capital expenditures were $239.4 million for the year ended December 31, 2022, a decrease of $56.9 million, or 19.2%, as compared to 2021, primarily due to decreases in expenditures associated with our consumer business, and decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the year ended December 31, 2021	$781,824
Increase (decrease) in foreign currency transaction gains (losses), net	17,438
Decrease (increase) in net loss (income) attributable to non-controlling interests	349
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	39
Increase (decrease) in gains (losses) on investments, net	(1,883)
Increase (decrease) in other, net	(3,344)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(61,494)
EBITDA for the year ended December 31, 2022	$732,929

ESS Segment

	For the year ended December 31,		Variance
	2022	2021	Amount	%
Total revenue	$20,533	$17,679	$2,854	16.1
EBITDA	14,416	9,185	5,231	57.0

Total revenue was $20.5 million for the year ended December 31, 2022, an increase of $2.9 million, or 16.1%, compared to 2021, primarily due to an increase in transponder services provided to third parties.

EBITDA was $14.4 million for the year ended December 31, 2022, an increase of $5.2 million, or 57.0%, as compared to 2021, primarily due to the increase in overall ESS segment revenue and lower expenses.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Corporate and Other Segment

	For the year ended December 31,		Variance
	2022	2021	Amount	%
Total revenue	$10,973	$11,815	$(842)	(7.1)
Capital expenditures	86,488	142,127	(55,639)	(39.1)
EBITDA	(39,728)	(88,468)	48,740	(55.1)

Total revenue was $11.0 million for the year ended December 31, 2022, which is primarily flat compared to 2021.

Capital expenditures were $86.5 million for the year ended December 31, 2022, a decrease of $55.6 million, as compared to 2021, primarily due to decreases in expenditures related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the year ended December 31, 2021	$(88,468)
Increase (decrease) in gains (losses) on investments, net	(20,541)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(4,827)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(572)
Increase (decrease) in foreign currency transaction gains (losses), net	411
Increase (decrease) in other, net	74,269
EBITDA for the year ended December 31, 2022	$(39,728)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table presents our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020:

	For the years ended December 31,		Variance
Statements of Operations Data (1)	2021	2020	Amount	%
Revenue:
Services and other revenue	$1,715,287	$1,682,304	$32,983	2.0
Equipment revenue	270,433	205,603	64,830	31.5
Total revenue	1,985,720	1,887,907	97,813	5.2
Costs and expenses:
Cost of sales - services and other	551,679	577,943	(26,264)	(4.5)
% of total services and other revenue	32.2%	34.4%
Cost of sales - equipment	231,975	166,435	65,540	39.4
% of total equipment revenue	85.8%	80.9%
Selling, general and administrative expenses	461,705	474,912	(13,207)	(2.8)
% of total revenue	23.3%	25.2%
Research and development expenses	31,777	29,448	2,329	7.9
% of total revenue	1.6%	1.6%
Depreciation and amortization	491,329	525,011	(33,682)	(6.4)
Impairment of long-lived assets	245	1,685	(1,440)	(85.5)
Total costs and expenses	1,768,710	1,775,434	(6,724)	(0.4)
Operating income (loss)	217,010	112,473	104,537	92.9
Other income (expense):
Interest income, net	22,801	39,982	(17,181)	(43.0)
Interest expense, net of amounts capitalized	(95,512)	(147,927)	52,415	(35.4)
Gains (losses) on investments, net	69,531	(31,306)	100,837	*
Equity in earnings (losses) of unconsolidated affiliates, net	(5,170)	(7,267)	2,097	(28.9)
Foreign currency transaction gains (losses), net	(12,613)	6,015	(18,628)	*
Other-than-temporary impairment losses on equity method investments	(55,266)	—	(55,266)	*
Other, net	(12,434)	195	(12,629)	*
Total other income (expense), net	(88,663)	(140,308)	51,645	(36.8)
Income (loss) before income taxes	128,347	(27,835)	156,182	*
Income tax benefit (provision), net	(65,626)	(24,069)	(41,557)	*
Net income (loss)	62,721	(51,904)	114,625	*
Less: Net loss (income) attributable to non-controlling interests	10,154	11,754	(1,600)	(13.6)
Net income (loss) attributable to EchoStar Corporation common stock	$72,875	$(40,150)	$113,025	*

Other data:
EBITDA (2)	$702,541	$616,875	$85,666	13.9
Subscribers, end of period	1,462,000	1,564,000	(102,000)	(6.5)
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the years ended December 31, 2021 compared to the year ended December 31, 2020:

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

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $95.5 million for the year ended December 31, 2021, a decrease of $52.4 million, or 35.4%, as compared to 2020. The decrease was primarily attributable to a decrease of $41.4 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $9.8 million in capitalized interest relating to the EchoStar XXIV satellite program.

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

Other, net. Other, net totaled $12.4 million in losses for the year ended December 31, 2021, as compared to $0.2 million in gains for the year ended December 31, 2020, an increase in losses of $12.6 million. The increase was primarily attributable to a litigation expense of $16.8 million and losses from debt repurchases on our 7 5/8% Senior Unsecured Notes due 2021 of $1.9 million, partially offset by dividends received from certain marketable equity securities of $2.5 million..

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section.  The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements:

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
Corporate and Other Segment

	For the years ended December 31,		Variance
	2021	2020	Amounts	%
Total revenue	$11,815	$9,675	$2,140	22.1
Capital expenditures	142,127	53,560	88,567	*
EBITDA	(88,468)	(118,606)	30,138	(25.4)
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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-K for further discussion regarding our marketable investment securities.

As of December 31, 2022 and 2021, our cash, cash equivalents and marketable investment securities totaled $1.7 billion and $1.5 billion, respectively, of which $1.0 billion and $1.0 billion, respectively, we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the years ended December 31, 2022, 2021 and 2020.

Cash Flow Activities

The following table summarizes our cash flows provided by (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	For the years ended December 31,		Variance
	2022	2021
Operating activities	$529,605	$632,226	$(102,621)
Investing activities	(275,185)	158,930	(434,115)
Financing activities	(83,105)	(1,147,345)	1,064,240
Effect of exchange rates on cash and cash equivalents	(2,306)	(3,749)	1,443
Net increase (decrease) in cash and cash equivalents	$169,009	$(359,938)	$528,947

Cash flows provided by (used for) operating activities decreased by $102.6 million primarily attributable to changes in assets and liabilities, net of $(85.6) million, other-than-temporary impairment losses on equity method investments of $(55.3) million, depreciation and amortization of $(33.7) million, other, net of $(23.5) million, foreign currency translation losses (gains), net of $(17.8) million, deferred tax provision (benefit), net of $(16.2) million, losses (gains) on investments, net of $22.4 million and changes in net income (loss) of $103.8 million.

Cash flows provided by (used for) investing activities decreased by $434.1 million primarily attributable to our marketable investment securities net activity, other investments net activity, a decrease in expenditures for property and equipment, a decrease in expenditures in externally marketed software, and the India JV formation.

Cash flows provided by (used for) financing activities improved by $1.1 billion primarily attributable to the repurchase and maturity of our 7 5/8% Senior Unsecured Notes due 2021 of $901.8 million and decreases in treasury share repurchases of $172.1 million.

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

Obligations and Future Capital Requirements

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2022:

	Payments Due in the Years Ending December 31,
	Total (4)(5)	2023	2024	2025	2026	2027	Thereafter
Long-term debt (1)	$1,500,000	$—	$—	$—	$1,500,000	$—	$—
Interest on long-term debt	356,252	89,063	89,063	89,063	89,063	—	—
Satellite-related commitments (2)	169,252	60,822	19,105	18,618	17,156	15,460	38,091
Operating lease obligations (3)	201,625	25,101	23,180	19,578	18,770	17,256	97,740
Total	$2,227,129	$174,986	$131,348	$127,259	$1,624,989	$32,716	$135,831
(1)    Assumes all long-term debt is outstanding until scheduled maturity.
(2) Includes payments pursuant to: i) the EchoStar XXIV launch contract, ii) regulatory authorizations, iii) non-lease costs associated with our finance lease satellites, iv) in-orbit incentives relating to certain satellites and v) commitments for satellite service arrangements.
(3)    Operating leases consist primarily of leases for office space, data centers and satellite-related ground infrastructure.
(4) The table excludes amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our non-current liabilities as the timing of any payments is uncertain.
(5) The table excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
As of December 31, 2022, we had foreign currency forward contracts with a notional value of $8.3 million in place to partially mitigate foreign currency exchange risk. From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Letters of Credit and Surety Bonds

The following table presents the components of our letters of credit and surety bonds as of December 31, 2022:

Amounts
Letters of credit secured by restricted cash	$10,676
Surety bonds	16,153
Credit arrangement available to our foreign subsidiaries	27,411
Total letters of credit and surety bonds	$54,240

Certain letters of credit are secured by assets of our foreign subsidiaries.

Satellites

As our satellite fleet ages, we will evaluate whether and to what extent to utilize replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity. We may also construct, acquire or lease additional satellites or satellite capacity in the future to provide satellite services at additional orbital locations, to improve the quality of our satellite services or to provide new satellites services.

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. We have obtained certain insurance for our EchoStar XXIV satellite covering launch plus the first year of operations. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

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

We have a significant amount of outstanding indebtedness. As of December 31, 2022, our total indebtedness was $1.5 billion. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In the future, we may require material capital expenditures to make significant acquisitions or investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets. Other aspects of our business operations may also require additional capital. We also expect to owe U.S. Federal income tax for 2022.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

Stock Repurchases

On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. In addition, on October 20, 2022, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2023 through and including December 31, 2023. Purchases under our repurchase authorizations may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under these authorizations and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the year ended December 31, 2022, we repurchased 3,980,612 shares of our Class A common stock for $89.3 million under this program. The remaining authorization under this program, which expired on December 31, 2022, was $410.7 million.
CRITICAL ACCOUNTING POLICIES

For a summary of our significant accounting policies, including those discussed below, see Note 2 in our Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expenses for each reporting period, and certain information disclosed in our Consolidated Financial Statements.  We base our estimates, judgments and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Actual results may differ from previously estimated amounts, and such differences may be material to our Consolidated Financial Statements.  We review our estimates and assumptions periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity.

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

We evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or whenever events and changes in circumstances indicate the reporting unit’s fair value is more likely than not less than carrying value. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which we operate in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors. Our impairment assessment typically begins with a qualitative assessment to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment includes comparing the overall financial performance against the planned results. In the performance of the qualitative assessment, we analyze a variety of events or factors that may influence the fair value of the reporting unit, that could include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events which requires significant judgment. If we determine in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then we perform a quantitative assessment to determine the estimated fair value of the indefinite lived asset or reporting unit. We could also choose the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. In the quantitative assessment, fair value is usually estimated using two valuation approaches: the discounted cash flows method and the market comparable method. In the performance of the quantitative assessment, we use a variety of inputs, some of which may require significant judgment, that influence the fair value of the reporting unit, that could include, but are not limited to: discount rate, revenue growth rate, amount and timing of future cash flows, control premium, guideline public company metrics, and comparable market transactions. In addition, we also perform a market capitalization reconciliation to compare the estimated fair value, determined using the discounted cash flows method and the market comparable method, to the Company’s market capitalization as of the date of the test. If the carrying value exceeds the estimated fair value, then an impairment is recognized for the difference.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
INFLATION AND SUPPLY CHAIN

Inflation started to impact our operations in 2021 as we have continued to experience increased costs in certain functional areas including field services and customer care. We are unable to predict the extent or nature of any future inflationary pressure at this time. Our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures or contractual terms.

The worldwide interruptions and delays in the supply of components, materials and parts, although not materially impacting our operations during 2022, may impact our ability to timely provide equipment deliveries in the future. These interruptions and delays could also increase the cost of our equipment which we may not be able to pass onto our customers.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments and Foreign Currency

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2022, our cash, cash equivalents and marketable investment securities had a fair value of $1.7 billion. Of this amount, a total of $1.6 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $1.6 billion as of December 31, 2022, a hypothetical 10% change in average interest rates during 2022 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2022 of 2.21%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2022 would have resulted in a decrease of $2.8 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2022, we held investments in the publicly traded securities of several companies with a fair value of $118.8 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have historically experienced, and continue to experience volatility. The fair value of these investments are subject to significant fluctuations in fair value and can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists primarily of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments during 2022 would have resulted in a decrease of $11.9 million in the fair value of these investments.

Other Investments

As of December 31, 2022, we had $273.2 million of other equity investments and other debt investments of privately held companies that we hold for strategic business purposes. The fair value of these investments is not readily determinable. We periodically review these investments and may adjust the carrying amount to their estimated fair value when there are indications of impairment, observable prices changes for the investments or observable transactions of the same investments. A hypothetical adverse change equal to 10% of the carrying amount of these investments during 2022 would have resulted in a decrease of $27.3 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2022, we had foreign currency forward contracts with a notional amount of $8.3 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2022. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2022 would have resulted in an estimated loss to the cumulative translation adjustment of $42.5 million as of December 31, 2022.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in Item 15 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Form 10-K.

ITEM 9B.    OTHER INFORMATION

Financial Results

On February 22, 2023, we issued a press release (the “Press Release”) announcing our financial results for the quarter and year ended December 31, 2022. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors and corporate governance will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2022, under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2022, under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2022, under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2022, under the caption “Certain Relationships and Related Party Transactions,” which information is hereby incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2022, under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

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
10.16*
EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.17*
Amended and Restated EchoStar Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.18*
Amendment No. 1 to EchoStar Corporation 2017 Amended and Restated Employee Stock Purchase Plan dated October 20, 2022 (incorporated by reference to Exhibit 10.5 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807)**

10.19*
EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, as amended (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.20*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Employee (2017) (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.21*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807). **

10.22*
Form of Non-Employee Director Stock Option Agreement for the EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.23*
Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.5 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.24*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Employee (2022) (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807)**

10.25*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2022) (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807) **

10.26*
Form of Non-Employee Director Stock Option Agreement for the EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (2022) (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807)**

10.27*
Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2022) (incorporated by reference to Exhibit 10.4 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807) **

10.28*	Offer Letter to Hamid Akhavan (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Current Report on Form 8-K filed February 22, 2022, Commission File No. 001-33807)**
10.29*
Form of Stock Option Agreement for Hamid Akhavan (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 5, 2022, Commission File No. 001-33807)**

10.30*
Form of Restricted Stock Unit Agreement for Hamid Akhavan (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 5, 2022, Commission File No. 001-33807)**

10.31*
Letter Agreement, dated December 30, 2022, between EchoStar Corporation and Pradman P. Kaul (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Current Report on Form 8-K filed December 30, 2022, Commission File No. 001-33807)**/***

10.32*
Letter Agreement between EchoStar Corporation and DISH Network Corporation, dated August 3, 2018, amending that certain Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 2018, filed November 8, 2018, Commission File No. 001-33807).

10.33*
Amendment to EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, dated November 1, 2018 (incorporated by reference to Exhibit 10.35 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 21, 2019, Commission File No. 001-33807).**

10.34*
Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of April 30, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 8, 2019, Commission File No. 001-33807).**

10.35*
Amendment to EchoStar Non-Qualified Plan – Executive Plan and Adoption Agreement, dated October 21, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020, Commission File No. 001-33807). **

10.36*
Contract between EchoStar XXIV L.L.C. and Space Systems/Loral, LLC (currently known as Maxar Space LLC) for the Jupiter 3 Satellite programs, dated as April 19, 2017 (incorporated by reference to Exhibit 10.30 to EchoStar Corporations’ Annual Report on Form 10-K for the year ended December 31, 2019, filed February 20, 2020, Commission File No. 001-33807). ***/****

10.37*
Amendment No. 1 to Contract between EchoStar XXIV L.L.C. and SpaceSystems/Loral, LLC (currently known as Maxar Space LLC) for the Jupiter 3 Satellite Program, dated October 1, 2018 (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020. Commission File No. 001-33807). ****

10.38*
Amendment No. 2 dated as of November 16, 2022 to the Contract between EchoStar XXIV L.L.C. and Maxar Space LLC for the Jupiter 3 Satellite Program (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Current Report on Form 8-K filed November 22, 2022, Commission File No. 001-33807)***

10.39*
Amendment No. 1 to EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Schedule 14A, filed March 17, 2021, Commission File No. 001-33807). **

10.40*	Second Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of November 2, 2021. **
21(H)	Subsidiaries of EchoStar Corporation.
23(H)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24(H)	Powers of Attorney of Charles W. Ergen, R. Stanton Dodge, Michael T. Dugan, Lisa W. Hershman, Pradman P. Kaul, Jeffrey R. Tarr, C. Michael Schroeder and William David Wade.
99.1(I)	Press release dated February 22, 2023 issued by EchoStar Corporation regarding financial results for the quarter and full year ended December 31, 2022.
31.1(H)	Section 302 Certification of Chief Executive Office and Principal Financial Officer
32.1(I)	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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
 Date:  February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Akhavan	Chief Executive Officer and President	February 22, 2023
Hamid Akhavan	(Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey S. Boggs	Interim Principal Accounting Officer	February 22, 2023
Jeffrey S. Boggs

*	Chairman	February 22, 2023
Charles W. Ergen

*	Vice Chair	February 22, 2023
Pradman P. Kaul

*	Director	February 22, 2023
R. Stanton Dodge

*	Director	February 22, 2023
Michael T. Dugan

*	Director	February 22, 2023
Lisa W. Hershman

*	Director	February 22, 2023
Jeffrey R. Tarr

*	Director	February 22, 2023
C. Michael Schroeder

*	Director	February 22, 2023
William David Wade

* By:	/s/ Dean A. Manson
Dean A. Manson
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
EchoStar Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over certain Hughes segment revenue

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company reported $1,966,587,000 in total revenue for the Hughes segment for the year ended December 31, 2022, of which $1,592,438,000 and $374,149,000 was related to total services and other revenue and certain equipment related revenue, respectively. The Hughes segment provides broadband satellite technologies and broadband internet services to consumer customers, and broadband network technologies, managed services, equipment, hardware, satellite services, and communications solutions to consumer and enterprise customers.

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

Denver, Colorado
February 22, 2023

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$704,541	$535,894
Marketable investment securities	973,915	1,010,496
Trade accounts receivable and contract assets, net	236,479	182,063
Other current assets, net	210,446	198,444
Total current assets	2,125,381	1,926,897
Non-current assets:
Property and equipment, net	2,237,617	2,338,285
Operating lease right-of-use assets	151,518	149,198
Goodwill	532,491	511,086
Regulatory authorizations, net	462,531	469,766
Other intangible assets, net	15,698	13,984
Other investments, net	356,705	297,747
Other non-current assets, net	317,062	338,241
Total non-current assets	4,073,622	4,118,307
Total assets	$6,199,003	$6,045,204

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$101,239	$109,338
Contract liabilities	121,739	141,343
Accrued expenses and other current liabilities	199,853	209,442
Total current liabilities	422,831	460,123
Non-current liabilities:
Long-term debt, net	1,496,777	1,495,994
Deferred tax liabilities, net	424,621	403,684
Operating lease liabilities	135,932	134,897
Other non-current liabilities	119,787	136,426
Total non-current liabilities	2,177,117	2,171,001
Total liabilities	2,599,948	2,631,124

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 58,604,927 shares issued and 35,291,616 shares outstanding at December 31, 2022 and 58,059,622 shares issued and 38,726,923 shares outstanding at December 31, 2021	59	58
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both December 31, 2022 and 2021	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both December 31, 2022 and 2021	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both December 31, 2022 and 2021	—	—
Additional paid-in capital	3,367,058	3,345,878
Accumulated other comprehensive income (loss)	(172,239)	(212,102)
Accumulated earnings (losses)	833,517	656,466
Treasury shares, at cost, 23,313,311 and 19,332,699 shares at December 31, 2022 and 2021, respectively	(525,824)	(436,521)
Total EchoStar Corporation stockholders' equity	3,502,619	3,353,827
Non-controlling interests	96,436	60,253
Total stockholders' equity	3,599,055	3,414,080
Total liabilities and stockholders' equity	$6,199,003	$6,045,204
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	For the years ended December 31,
	2022	2021	2020
Revenue:
Services and other revenue	$1,623,931	$1,715,287	$1,682,304
Equipment revenue	374,162	270,433	205,603
Total revenue	1,998,093	1,985,720	1,887,907
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	569,755	551,679	577,943
Cost of sales - equipment (exclusive of depreciation and amortization)	292,318	231,975	166,435
Selling, general and administrative expenses	455,234	461,705	474,912
Research and development expenses	32,810	31,777	29,448
Depreciation and amortization	457,621	491,329	525,011
Impairment of long-lived assets	711	245	1,685
Total costs and expenses	1,808,449	1,768,710	1,775,434
Operating income (loss)	189,644	217,010	112,473
Other income (expense):
Interest income, net	50,900	22,801	39,982
Interest expense, net of amounts capitalized	(57,170)	(95,512)	(147,927)
Gains (losses) on investments, net	47,107	69,531	(31,306)
Equity in earnings (losses) of unconsolidated affiliates, net	(5,703)	(5,170)	(7,267)
Foreign currency transaction gains (losses), net	5,235	(12,613)	6,015
Other-than-temporary impairment losses on equity method investments	—	(55,266)	—
Other, net	3,210	(12,434)	195
Total other income (expense), net	43,579	(88,663)	(140,308)
Income (loss) before income taxes	233,223	128,347	(27,835)
Income tax benefit (provision), net	(66,675)	(65,626)	(24,069)
Net income (loss)	166,548	62,721	(51,904)
Less: Net loss (income) attributable to non-controlling interests	10,503	10,154	11,754
Net income (loss) attributable to EchoStar Corporation common stock	$177,051	$72,875	$(40,150)

Earnings (losses) per share - Class A and B common stock:
Basic	$2.10	$0.81	$(0.41)
Diluted	$2.10	$0.81	$(0.41)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Net income (loss)	$166,548	$62,721	$(51,904)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	39,608	(24,061)	(83,736)
Unrealized gains (losses) on available-for-sale securities	(680)	463	(253)
Other	2,660	(5,005)	2,614
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(18)	(12)	(2)
Total other comprehensive income (loss), net of tax	41,570	(28,615)	(81,377)
Comprehensive income (loss)	208,118	34,106	(133,281)
Less: Comprehensive loss (income) attributable to non-controlling interests	8,796	14,543	27,392
Comprehensive income (loss) attributable to EchoStar Corporation	$216,914	$48,649	$(105,889)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, December 31, 2019	$105	$3,290,483	$(122,138)	$632,809	$(131,454)	$75,748	$3,745,553
Cumulative effect of accounting changes	—	—	—	(9,068)	—	(240)	(9,308)
Balance, January 1, 2020	105	3,290,483	(122,138)	623,741	(131,454)	75,508	3,736,245
Issuances of Class A common stock:
Exercise of stock options	—	855	—	—	—	—	855
Employee benefits	—	6,921	—	—	—	—	6,921
Employee Stock Purchase Plan	—	10,109	—	—	—	—	10,109
Stock-based compensation	—	8,887	—	—	—	—	8,887
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	—	4,338	—	—	—	(1,580)	2,758
Contribution by non-controlling interest holder	—	—	—	—	—	18,241	18,241
Other comprehensive income (loss)	—	—	(65,738)	—	—	(15,631)	(81,369)
Net income (loss)	—	—	—	(40,150)	—	(11,754)	(51,904)
Treasury share repurchase	—	—	—	—	(43,458)	—	(43,458)
Other, net	—	(167)	—	—	—	132	(35)
Balance, December 31, 2020	105	3,321,426	(187,876)	583,591	(174,912)	64,916	3,607,250
Issuances of Class A common stock:
Exercise of stock options	—	408	—	—	—	—	408
Employee benefits	1	7,124	—	—	—	—	7,125
Employee Stock Purchase Plan	—	9,471	—	—	—	—	9,471
Stock-based compensation	—	7,699	—	—	—	—	7,699
Contribution by non-controlling interest holder	—	—	—	—	—	9,880	9,880
Other comprehensive income (loss)	—	—	(24,226)	—	—	(4,389)	(28,615)
Net income (loss)	—	—	—	72,875	—	(10,154)	62,721
Treasury share repurchase	—	—	—	—	(261,609)	—	(261,609)
Other	—	(250)	—	—	—	—	(250)
Balance, December 31, 2021	106	3,345,878	(212,102)	656,466	(436,521)	60,253	3,414,080
Issuances of Class A common stock:
Employee benefits	—	7,041	—	—	—	—	7,041
Employee Stock Purchase Plan	1	9,306	—	—	—	—	9,307
Stock-based compensation	—	11,546	—	—	—	—	11,546
Issuance of equity and contribution of assets pursuant to the India JV formation	—	(14,237)	—	—	—	44,540	30,303
Other comprehensive income (loss)	—	—	39,863	—	—	1,707	41,570
Net income (loss)	—	—	—	177,051	—	(10,503)	166,548
Treasury share repurchase	—	—	—	—	(89,303)	—	(89,303)
Consideration received from DISH Network for R&D tax credits utilized	—	6,315	—	—	—	—	6,315
Other	—	1,209	—	—	—	439	1,648
Balance, December 31, 2022	$107	$3,367,058	$(172,239)	$833,517	$(525,824)	$96,436	$3,599,055

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$166,548	$62,721	$(51,904)
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	457,621	491,329	525,011
Impairment of long-lived assets	711	245	1,685
Losses (gains) on investments, net	(47,107)	(69,531)	31,306
Equity in losses (earnings) of unconsolidated affiliates, net	5,703	5,170	7,267
Foreign currency transaction losses (gains), net	(5,235)	12,613	(6,015)
Deferred tax provision (benefit), net	21,430	37,664	18,147
Stock-based compensation	11,546	7,699	8,887
Amortization of debt issuance costs	783	2,381	4,324
Other-than-temporary impairment losses on equity method investments	—	55,266	—
Other, net	(3,711)	19,740	(12,501)
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(50,959)	(2,334)	2,237
Other current assets, net	(6,456)	(7,303)	(12,984)
Trade accounts payable	8,825	(15,599)	(12,339)
Contract liabilities	(19,604)	36,774	3,509
Accrued expenses and other current liabilities	(3,649)	(84,621)	42,822
Non-current assets and non-current liabilities, net	(6,841)	80,012	(15,064)
Net cash provided by (used for) operating activities	529,605	632,226	534,388

Cash flows from investing activities:
Purchases of marketable investment securities	(1,067,461)	(1,651,608)	(2,799,838)
Sales and maturities of marketable investment securities	1,136,594	2,321,560	2,110,336
Expenditures for property and equipment	(325,891)	(438,430)	(408,798)
Expenditures for externally marketed software	(23,105)	(33,543)	(38,655)
India JV formation	(7,892)	—	—
Dividend received from unconsolidated affiliate	2,000	—	—
Sale of unconsolidated affiliate	7,500	—	—
Purchase of other investments	—	(50,000)	(5,500)
Sales of other investments	3,070	10,951	—
Net cash provided by (used for) investing activities	(275,185)	158,930	(1,142,455)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	—	(901,818)	—
Payment of finance lease obligations	(120)	(670)	(811)
Payment of in-orbit incentive obligations	(2,988)	(2,214)	(1,554)
Proceeds from Class A common stock options exercised	—	408	855
Proceeds from Class A common stock issued under the Employee Stock Purchase Plan	9,306	9,471	10,109
Treasury share repurchase	(89,303)	(261,436)	(43,458)
Contribution by non-controlling interest holder	—	9,880	18,241
Other, net	—	(966)	998
Net cash provided by (used for) financing activities	(83,105)	(1,147,345)	(15,620)

Effect of exchange rates on cash and cash equivalents	(2,306)	(3,749)	(1,390)
Net increase (decrease) in cash and cash equivalents	169,009	(359,938)	(625,077)
Cash and cash equivalents, including restricted amounts, beginning of period	536,874	896,812	1,521,889
Cash and cash equivalents, including restricted amounts, end of period	$705,883	$536,874	$896,812

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

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide internet services to consumer customers, which include home and small to medium-sized businesses, and satellite and multi-transport technologies and managed network services to enterprise customers, telecommunications providers, aeronautical service providers and government entities, including the U.S. Department of Defense. We operate in the following two business segments:

•Hughes segment — which provides broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.
•Echostar Satellite Services segment (“ESS segment”) — which provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX satellite and the EchoStar 105/SES-11 satellite and related infrastructure. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers.

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

These Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements”) are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities in which we are the primary beneficiary and in other entities in which we own more than 50% of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a non-controlling interest within stockholders’ equity for the portion of the entity’s equity attributed to the non-controlling ownership interests. All significant intercompany balances and transactions have been eliminated in consolidation.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the years ended December 31, 2022 and 2021.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of December 31, 2022 and 2021, the carrying amounts of our cash and cash equivalents, trade accounts receivable and contract assets, net, trade accounts payable, and accrued expenses and other current liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Income Taxes

We recognize a provision or benefit for income taxes currently payable or receivable and for income tax amounts deferred to future periods. Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between GAAP carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are offset by valuation allowances when we determine it is more likely than not that such deferred tax assets will not be realized in the foreseeable future. We determine deferred tax assets and liabilities separately for each taxing jurisdiction and report the net amount for each jurisdiction as a non-current asset or liability in the Consolidated Balance Sheets.

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

All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short-term leases), and we recognize lease expense for these leases as incurred over the lease term. ROU assets represent our right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Other Comprehensive Income (Loss)

The amounts reclassified to net income (loss) related to unrealized gain (loss) on available-for-sale securities are included in Gains (losses) on investments, net in the Consolidated Statements of Operations.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of less than 90 days to be cash equivalents. Cash equivalents as of December 31, 2022 and 2021 primarily consisted of commercial paper, government bonds, corporate notes and money market funds. The amortized cost of these investments approximates their fair value.

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

Goodwill

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. All of our goodwill is assigned to our Hughes segment.

We evaluate goodwill for impairment on an annual basis in our second fiscal quarter or whenever events and changes in circumstances indicate the carrying amounts may not be recoverable. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which we operate in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors. Our impairment assessment typically begins with a qualitative assessment to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment includes comparing the overall financial performance against the planned results. In the performance of the qualitative assessment, we analyze a variety of events or factors that may influence the fair value of the reporting unit, that could include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events which requires significant judgment. If we determine in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then we perform a quantitative assessment to determine the estimated fair value of the indefinite lived asset or reporting unit. We could also choose the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. In the quantitative assessment, fair value is usually estimated using two valuation approaches: the discounted cash flows method and the market comparable method. In the performance of the quantitative assessment, we use a variety of inputs, some of which may require significant judgment, that influence the fair value of the reporting unit, that could include, but are not limited to: discount rate, revenue growth rate, amount and timing of future cash flows, guideline public company metrics, and comparable market transactions. In addition, we also perform a market capitalization reconciliation to compare the estimated fair value, determined using the discounted cash flows method and the market comparable method, to the

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Company’s market capitalization as of the date of the test. If the carrying value exceeds the estimated fair value, then an impairment is recognized for the difference.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Recently Adopted Accounting Pronouncements

Government Assistance

On January 1, 2022 we adopted Accounting Standards Update (“ASU”) No. 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Topic 832 disclosure requirements include: (i) the nature of the transactions and the related accounting policy used; (ii) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions. Our adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Income Taxes

On January 1, 2021, we adopted ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the Financial Accounting Standards Board (“FASB”) overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. Our adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2022. The ASU is applied to business combinations occurring on or after the effective date.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), and all subsequent amendments to the initial guidance, codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2024. We expect to utilize the optional expedients provided by the guidance for contracts amended solely to use an alternative reference rate. We have evaluated the new guidance and we are in the process of implementing this ASU, and all subsequent amendments, and do not expect them to have a material impact on our Consolidated Financial Statements.

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of December 31,
	2022	2021
Trade accounts receivable and contract assets, net:
Sales and services	$170,466	$154,676
Leasing	7,936	5,668
Total trade accounts receivable	178,402	160,344
Contract assets	73,435	36,307
Allowance for doubtful accounts	(15,358)	(14,588)
Total trade accounts receivable and contract assets, net	$236,479	$182,063

Contract liabilities:
Current	$121,739	$141,343
Non-current	8,326	10,669
Total contract liabilities	$130,065	$152,012

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the years ended December 31,
	2022	2021	2020
Revenue	$120,867	$82,633	$72,877

The following table presents the activity in our allowance for doubtful accounts:

	For the years ended December 31,
	2022	2021	2020
Balance at beginning of period	$14,588	$15,386	$23,777
Credit losses (1)	32,910	22,591	18,582
Deductions	(36,011)	(23,543)	(26,031)
Foreign currency translation	3,871	154	(942)
Balance at end of period	$15,358	$14,588	$15,386

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1) The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the years ended December 31,
	2022	2021	2020
Balance at beginning of period	$82,986	$99,837	$113,592
Additions	57,627	72,503	91,143
Amortization expense	(76,760)	(88,178)	(101,278)
Foreign currency translation	594	(1,176)	(3,620)
Balance at end of period	$64,447	$82,986	$99,837

Performance Obligations

As of December 31, 2022, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.1 billion. Performance obligations expected to be satisfied within one year and greater than one year are 34.0% and 66.0%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2022
North America	$1,576,773	$20,533	$10,958	$1,608,264
South and Central America	171,318	—	—	171,318
Other	218,496	—	15	218,511
Total revenue	$1,966,587	$20,533	$10,973	$1,998,093

For the year ended December 31, 2021
North America	$1,617,229	$17,679	$11,782	$1,646,690
South and Central America	176,515	—	—	176,515
Other	162,482	—	33	162,515
Total revenue	$1,956,226	$17,679	$11,815	$1,985,720

For the year ended December 31, 2020
North America	$1,556,961	$17,398	$9,443	$1,583,802
South and Central America	151,194	—	232	151,426
Other	152,679	—	—	152,679
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2022
Services and other revenue:
Services	$1,551,613	$13,206	$5,859	$1,570,678
Lease revenue	40,825	7,327	5,101	53,253
Total services and other revenue	1,592,438	20,533	10,960	1,623,931
Equipment revenue:
Equipment	119,107	—	13	119,120
Design, development and construction services	246,265	—	—	246,265
Lease revenue	8,777	—	—	8,777
Total equipment revenue	374,149	—	13	374,162
Total revenue	$1,966,587	$20,533	$10,973	$1,998,093

For the year ended December 31, 2021
Services and other revenue:
Services	$1,646,778	$11,961	$5,691	$1,664,430
Lease revenue	39,021	5,718	6,118	50,857
Total services and other revenue	1,685,799	17,679	11,809	1,715,287
Equipment revenue:
Equipment	108,767	—	6	108,773
Design, development and construction services	152,934	—	—	152,934
Lease revenue	8,726	—	—	8,726
Total equipment revenue	270,427	—	6	270,433
Total revenue	$1,956,226	$17,679	$11,815	$1,985,720

For the year ended December 31, 2020
Services and other revenue:
Services	$1,614,730	$10,785	$4,631	$1,630,146
Lease revenue	40,503	6,613	5,042	52,158
Total services and other revenue	1,655,233	17,398	9,673	1,682,304
Equipment revenue:
Equipment	110,108	—	2	110,110
Design, development and construction services	88,511	—	—	88,511
Lease revenue	6,982	—	—	6,982
Total equipment revenue	205,601	—	2	205,603
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the years ended December 31,
	2022	2021	2020
Sales-type lease revenue:
Revenue at lease commencement	$7,557	$7,998	$6,982
Interest income	1,220	728	393
Total sales-type lease revenue	8,777	8,726	7,375
Operating lease revenue	53,253	50,857	51,765
Total lease revenue	$62,030	$59,583	$59,140

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $21.9 million and $17.1 million as of December 31, 2022 and 2021, respectively.

The following table presents future operating lease payments to be received as of December 31, 2022:

Amounts
December 31,
2023	$45,107
2024	40,485
2025	30,802
2026	28,828
2027	23,860
2028 and beyond	46,070
Total lease payments to be received	$215,152

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of December 31,
	2022			2021
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$855,621	$(629,592)	$226,029	$1,778,061	$(1,485,525)	$292,536
Satellites	104,620	(52,284)	52,336	104,620	(45,309)	59,311
Real estate	48,275	(19,034)	29,241	48,275	(18,064)	30,211
Total	$1,008,516	$(700,910)	$307,606	$1,930,956	$(1,548,898)	$382,058

During 2022, the Company identified fully depreciated assets that were no longer in use, mostly related to our customer premises equipment assets. Cost and accumulated depreciation were reduced by $1.1 billion. There was no impact to Other property and equipment, net.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the years ended December 31,
	2022	2021	2020
Customer premises equipment	$208,704	$230,609	$230,079
Satellites	6,975	6,975	6,975
Real estate	970	970	942
Total	$216,649	$238,554	$237,996

NOTE 4.    LESSEE ACCOUNTING

The following table presents the amounts for ROU assets and lease liabilities:

	As of December 31,
	2022	2021
Right-of-use assets:
Operating	$151,518	$149,198
Finance	238,748	258,498
Total right-of-use assets	$390,266	$407,696

Lease liabilities:
Current:
Operating	$17,854	$16,781
Finance	—	123
Total current	17,854	16,904
Non-current:
Operating	135,932	134,897
Finance	—	—
Total non-current	135,932	134,897
Total lease liabilities	$153,786	$151,801

As of December 31, 2022, we have prepaid our obligations regarding most of our finance ROU assets. Finance lease assets are reported net of accumulated amortization of $121.9 million and $95.7 million as of December 31, 2022 and 2021, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of lease cost and weighted-average lease terms and discount rates for operating and finance leases:

	For the years ended December 31,
	2022	2021	2020
Lease cost:
Operating lease cost	$25,345	$23,379	$24,000
Finance lease cost:
Amortization of right-of-use assets	29,906	29,270	27,611
Interest on lease liabilities	7	49	106
Total finance lease cost	29,913	29,319	27,717
Short-term lease cost	258	—	376
Variable lease cost	2,753	2,625	3,853
Total lease cost	$58,269	$55,323	$55,946

	As of December 31,
	2022	2021
Lease term and discount rate:
Weighted-average remaining lease term:
Finance leases	0.0 years	0.3 years
Operating leases	8.0 years	10.8 years

Weighted-average discount rate:
Finance leases	—%	12.8%
Operating leases	5.9%	5.6%

The following table presents the detailed cash flows from operating and finance leases:

	For the years ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,769	$21,861	$21,834
Operating cash flows from finance leases	7	49	106
Financing cash flows from finance leases	124	430	499

We obtained ROU assets in exchange for lease liabilities of $4.3 million, $26.1 million and $22.6 million upon commencement of operating leases during the year ended December 31, 2022, 2021 and 2020, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents future minimum lease payments of our lease liabilities as of December 31, 2022:

Operating Leases
Year ending December 31,
2023	$25,101
2024	23,180
2025	19,578
2026	18,770
2027	17,256
2028 and beyond	97,738
Total future minimum lease payments	201,623
Less: Interest	(47,837)
Total lease liabilities	$153,786

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

The valuation of assets acquired and liabilities assumed in the India JV were derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation, and resulted in a customer relationship intangible of $4.4 million with an estimated life of 5 years and is reported in Other intangible assets, net.
Goodwill associated with the India JV is attributable to expected synergies, the projected long-term business growth in current and new markets and an assembled workforce. Goodwill has been allocated entirely to our Hughes segment.

NOTE 6.    EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS for our Class A and B common stock:

	For the years ended December 31,
	2022	2021	2020
Net income (loss) attributable to EchoStar Corporation common stock	$177,051	$72,875	$(40,150)

Weighted-average common shares outstanding:
Basic	84,098	89,908	97,920
Dilutive impact of stock awards outstanding	25	33	—
Diluted	84,123	89,941	97,920

Earnings (losses) per share:
Basic	$2.10	$0.81	$(0.41)
Diluted	$2.10	$0.81	$(0.41)

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our weighted-average common shares outstanding:

	For the years ended December 31,
	2022	2021	2020
Number of shares	6,368	4,766	4,374

NOTE 7.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the balances of Accumulated other comprehensive income (loss) by component:

	Cumulative Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$(190,273)	$150	$2,247	$(187,876)
Other comprehensive income (loss) before reclassifications	(19,672)	463	(5,005)	(24,214)
Amounts reclassified to net income (loss)	—	(12)	—	(12)
Other comprehensive income (loss)	(19,672)	451	(5,005)	(24,226)
Balance, December 31, 2021	(209,945)	601	(2,758)	(212,102)
Other comprehensive income (loss) before reclassifications	37,901	(680)	2,660	39,881
Amounts reclassified to net income (loss)	—	(18)	—	(18)
Other comprehensive income (loss)	37,901	(698)	2,660	39,863
Balance, December 31, 2022	$(172,044)	$(97)	$(98)	$(172,239)

NOTE 8.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of December 31,
	2022	2021
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$160,559	$289,784
Commercial paper	687,927	498,358
Other debt securities	17,695	92,673
Total available-for-sale debt securities	866,181	880,815
Equity securities	118,790	142,943
Total marketable investment securities, including restricted amounts	984,971	1,023,758
Less: Restricted marketable investment securities	(11,056)	(13,262)
Total marketable investment securities	$973,915	$1,010,496

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2022
Corporate bonds	$160,494	$125	$(60)	$160,559
Commercial paper	687,956	—	(29)	687,927
Other debt securities	17,785	—	(90)	17,695
Total available-for-sale debt securities	$866,235	$125	$(179)	$866,181
As of December 31, 2021
Corporate bonds	$290,169	$—	$(385)	$289,784
Commercial paper	498,358	—	—	498,358
Other debt securities	92,742	—	(69)	92,673
Total available-for-sale debt securities	$881,269	$—	$(454)	$880,815

The following table presents the activity on our available-for-sale debt securities:

	For the years ended December 31,
	2022	2021	2020
Proceeds from sales	$37,904	$410,918	$160,494

As of December 31, 2022, we have $847.3 million of available-for-sale debt securities with contractual maturities of one year or less and $18.9 million with contractual maturities greater than one year.

Fair Value Option

The following table presents the activity on our fair value option corporate bonds:

	For the years ended December 31,
	2022	2021	2020
Proceeds from sales	$—	$—	$32,054
Gains (losses) on investments, net	$—	$—	$14,980

Equity Securities

The following table presents the activity of our equity securities:

	For the years ended December 31,
	2022	2021	2020
Proceeds from sales	$63,294	$832	$14,401
Gains (losses) on investments, net	$25,539	$49,391	$(3,241)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of December 31, 2022
Cash equivalents (including restricted)	$657	$595,814	$596,471
Available-for-sale debt securities:
Corporate bonds	$—	$160,559	$160,559
Commercial paper	—	687,927	687,927
Other debt securities	15,968	1,727	17,695
Total available-for-sale debt securities	15,968	850,213	866,181
Equity securities	109,002	9,788	118,790
Total marketable investment securities, including restricted amounts	124,970	860,001	984,971
Less: Restricted marketable investment securities	(11,056)	—	(11,056)
Total marketable investment securities	$113,914	$860,001	$973,915

As of December 31, 2021
Cash equivalents (including restricted)	$7,872	$423,123	$430,995
Available-for-sale debt securities:
Corporate bonds	$—	$289,784	$289,784
Commercial paper	—	498,358	498,358
Other debt securities	14,274	78,399	92,673
Total available-for-sale debt securities	14,274	866,541	880,815
Equity securities	131,413	11,530	142,943
Total marketable investment securities, including restricted amounts	145,687	878,071	1,023,758
Less: Restricted marketable investment securities	(13,262)	—	(13,262)
Total marketable investment securities	$132,425	$878,071	$1,010,496

As of December 31, 2022 and December 31, 2021, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 9.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of December 31,
	2022	2021
Property and equipment, net:
Satellites, net	$1,563,033	$1,610,623
Other property and equipment, net	674,584	727,662
Total property and equipment, net	$2,237,617	$2,338,285

Satellites

As of December 31, 2022, our satellite fleet consisted of ten geosynchronous (“GEO”) satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. Our owned S-band LEO nano-satellites are not included in the table below.

The following table presents our GEO satellite fleet as of December 31, 2022:

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
(1)    Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed the acquisition of Hughes Communications, Inc. (“Hughes Communications”) and its subsidiaries in 2011 (the “Hughes Acquisition”).
(2)    Upon consummation of our joint venture with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in November 2019, we acquired the Brazilian Ka-band payload on this satellite. Depreciable life represents the remaining useful life as of November 2019.
(3)    We own the Ka-band and Ku-band payloads on this satellite.
(4)    EchoStar IX is approaching its end of station-kept life. The Company placed the satellite in an inclined-orbit in the first quarter of 2023. Inclined-orbit will extend its life to enable further revenue generating opportunities.
(5)    We acquired the S-band payload on this satellite in December 2013. Prior to acquisition, the S-band payload experienced an anomaly at the time of launch and, as a result, is not fully operational.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of December 31,
		2022	2021
Satellites, net:
Satellites - owned	7 to 15	$1,808,924	$1,806,664
Satellites - acquired under finance leases	15	360,642	354,170
Construction in progress	—	608,773	541,422
Total satellites		2,778,339	2,702,256
Accumulated depreciation:
Satellites - owned		(1,093,412)	(995,962)
Satellites - acquired under finance leases		(121,894)	(95,671)
Total accumulated depreciation		(1,215,306)	(1,091,633)
Total satellites, net		$1,563,033	$1,610,623

The following table presents the depreciation expense associated with our satellites, net:

	For the years ended December 31,
	2022	2021	2020
Depreciation expense:
Satellites - owned	$96,816	$105,819	$128,404
Satellites - acquired under finance leases	24,127	23,740	27,611
Total depreciation expense	$120,943	$129,559	$156,015

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the years ended December 31,
	2022	2021	2020
Capitalized interest	$43,908	$37,150	$27,369

Construction in Progress

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as enterprise broadband services. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other segment in our segment reporting.

Satellite-Related Commitments

As of December 31, 2022 and 2021, our satellite-related commitments were $169.3 million and $342.2 million, respectively. These include payments pursuant to: the EchoStar XXIV launch contract, regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the year ended December 31, 2022.

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. We have obtained certain insurance for our EchoStar XXIV satellite covering launch plus the first year of operations. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Fair Value of In-Orbit Incentives

As of December 31, 2022 and 2021, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $50.2 million and $53.2 million, respectively.

Other Property and Equipment, Net

The following table presents Other property and equipment, net:

	Depreciable Life (In Years)	As of December 31,
		2022	2021
Other property and equipment, net:
Land	—	$29,125	$28,938
Buildings and improvements	1 to 40	116,867	115,537
Furniture, fixtures, equipment and other	1 to 12	935,559	911,474
Customer premises equipment	2 to 4	855,621	1,778,061
Construction in progress		199,749	158,559
Total other property and equipment		2,136,921	2,992,569
Accumulated depreciation		(1,462,337)	(2,264,907)
Other property and equipment, net		$674,584	$727,662

During 2022, the Company identified fully depreciated assets that were no longer in use, mostly related to our customer premises equipment assets. Cost and accumulated depreciation were reduced by $1.1 billion. There was no impact to Other property and equipment, net.

The following table presents the depreciation expense associated with our other property and equipment:

	For the years ended December 31,
	2022	2021	2020
Other property and equipment depreciation expense:
Buildings and improvements	$4,780	$6,036	$5,394
Furniture, fixtures, equipment and other	85,777	90,895	94,389
Customer premises equipment	208,704	230,609	230,079
Total depreciation expense	$299,261	$327,540	$329,862

NOTE 10.    GOODWILL

All of our goodwill is assigned to our Hughes segment, as it was generated through: i) the Hughes Acquisition; ii) the agreement with Yahsat pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% equity ownership interest in that subsidiary (the “Yahsat Brazil JV Transaction”); and iii) the India JV formation.

During the quarter ended December 31, 2022, we conducted a quantitative interim test of goodwill for all of our reporting units due to the sustained decline in our stock price during that period. We estimated the reporting unit's fair value using the discounted cash flow method and the market comparable method. The discounted cash flow method used the reporting unit's projections of estimated operating results and cash flows that were discounted using a weighted-average cost of capital based on a reasonable market participant’s point of view. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation, and amortization. Under the market comparable method, we used the guideline company method to develop valuation multiples and compare the single reporting unit to similar publicly traded companies. Additionally, we performed a reconciliation of our estimated fair value, determined using the discounted cash flows method and the market comparable method, to the Company’s market capitalization. As a result of this interim test, no goodwill impairment was identified. The fair value of the Hughes reporting unit exceeded the carrying value by more than 20%. We concluded that there were no other indicators of impairment for the quarter ended December 31, 2022.

The following table presents our goodwill:

	For the years ended December 31,
	2022	2021	2020
Balance at beginning of period	$511,086	$511,597	$506,953
India JV formation	23,086	—	—
Foreign currency translation	(1,681)	(511)	4,644
Balance at end of period	$532,491	$511,086	$511,597

NOTE 11.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2019	$58,451	$(20,144)	$38,307	$440,291	$478,598
Amortization expense	—	(4,483)	(4,483)	—	(4,483)
Currency translation adjustments	2,930	(2,012)	918	3,729	4,647
Balance, December 31, 2020	61,381	(26,639)	34,742	444,020	478,762
Amortization expense	—	(4,495)	(4,495)	—	(4,495)
Currency translation adjustments	(4,244)	2,046	(2,198)	(2,303)	(4,501)
Balance, December 31, 2021	57,137	(29,088)	28,049	441,717	469,766
Amortization expense	—	(4,150)	(4,150)	—	(4,150)
Currency translation adjustments	(1,821)	1,292	(529)	(2,556)	(3,085)
Balance, December 31, 2022	$55,316	$(31,946)	$23,370	$439,161	$462,531

Weighted-average useful life (in years)		13

Future Amortization

The following table presents our estimated future amortization of our regulatory authorizations with finite lives as of December 31, 2022:

Amount
For the years ending December 31,
2023	$4,208
2024	4,216
2025	4,208
2026	4,208
2027	2,092
2028 and beyond	4,438
Total	$23,370

NOTE 12.    OTHER INTANGIBLE ASSETS

The following table presents our other intangible assets:

	Customer Relationships	Patents	Trademarks and Licenses	Total
Cost:
As of December 31, 2019	$270,300	$61,283	$29,700	$361,283
As of December 31, 2020	270,300	61,283	29,700	361,283
As of December 31, 2021	270,300	61,283	29,700	361,283
Additions	4,312	—	—	4,312
Foreign currency translation	(328)	—	—	(328)
Retirements	—	(9,883)	—	(9,883)
As of December 31, 2022	$274,284	$51,400	$29,700	$355,384

Accumulated amortization:
As of December 31, 2019	$(257,933)	$(61,097)	$(12,746)	$(331,776)
Amortization expense	(9,496)	(93)	(1,485)	(11,074)
As of December 31, 2020	(267,429)	(61,190)	(14,231)	(342,850)
Amortization expense	(2,871)	(93)	(1,485)	(4,449)
As of December 31, 2021	(270,300)	(61,283)	(15,716)	(347,299)
Amortization expense	(785)	—	(1,485)	(2,270)
Retirements	—	9,883	—	9,883
As of December 31, 2022	$(271,085)	$(51,400)	$(17,201)	$(339,686)

Carrying amount:
As of December 31, 2021	$—	$—	$13,984	$13,984
As of December 31, 2022	$3,199	$—	$12,499	$15,698

Weighted-average useful life (in years)	8	6	20

Future Amortization

The following table presents our estimated future amortization of other intangible assets as of December 31, 2022:

Amount
For the years ending December 31,
2023	$2,282
2024	2,282
2025	2,282
2026	2,282
2027	1,496
2028 and beyond	5,074
Total	$15,698

NOTE 13.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of December 31,
	2022	2021
Other investments, net:
Equity method investments	$83,523	$91,226
Other equity investments	141,307	91,636
Other debt investments, net	131,875	114,885
Total other investments, net	$356,705	$297,747

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the years ended December 31,
	2022	2021	2020
Deluxe	$5,334	$5,480	$4,393
BCS	$7,933	$8,278	$9,080

The following table presents trade accounts receivable:

	As of December 31,
	2022	2021
Deluxe	$3,026	$934
BCS	$5,062	$5,544

We recorded cash distributions received from our investments of $2.0 million for the year ended December 31, 2022 that was considered a return of investment and reported in Net cash provided by (used for) investing activities in the Consolidated Statements of Cash Flows. There were no returns of investment during the years ended December 31, 2021 and 2020.

Other Equity Investments

The following table presents the activity on our investments:

	For the years ended December 31,
	2022	2021	2020
Gain (loss) on investments, net	$49,888	$21,256	$(29,833)
Other Debt Investments, Net

The following table presents our other debt investments, net:

	As of December 31,
	2022	2021
Other debt investments, net:
Cost basis	$143,267	$127,433
Discount	(8,010)	(9,602)
Allowance for credit losses	(3,382)	(2,946)
Total other debt investments, net	$131,875	$114,885

The following table presents the activity in our allowance for credit losses for these investments:

	For the years ended December 31,
	2022	2021	2020
Balance at the beginning of the period	$2,946	$2,513	$—
Credit Losses (1)	436	433	2,513
Balance at end of period	$3,382	$2,946	$2,513
(1) The impact of adopting ASC 326 on January 1, 2020 was a $2.1 million adjustment to Accumulated earnings (losses).

The following table presents the interest income, net related to our debt investments, net:

	For the years ended December 31,
	2022	2021	2020
Interest income, net
Interest income	$20,496	$17,191	$14,736
Credit losses	(436)	(433)	(367)
Total interest income, net	$20,060	$16,758	$14,369

NOTE 14.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of December 31,
		2022		2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$727,763	$750,000	$825,555
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	707,490	750,000	838,740
Less: Unamortized debt issuance costs		(3,223)	—	(4,006)	—
Total long-term debt, net		$1,496,777	$1,435,253	$1,495,994	$1,664,295

2026 Senior Secured Notes and 2026 Senior Unsecured Notes

On July 27, 2016, our subsidiary Hughes Satellite Systems Corporation (“HSSC”) issued $750.0 million aggregate principal amount of 5 1/4% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (the “2016 Secured Indenture”) and $750.0 million aggregate principal amount of 6 5/8% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (together with the 2016 Secured Indenture, the “Indentures”). The 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes are referred to collectively as the “Notes” and individually as a series of the Notes. The Notes mature on August 1, 2026. Interest on the 2026 Senior Secured Notes accrues at an annual rate of 5 1/4% and interest on the 2026 Senior Unsecured Notes accrues at an annual rate of 6 5/8%. Interest on the Notes is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

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

Debt Issuance Costs

For the years ended December 31, 2022, 2021 and 2020, we amortized $0.8 million, $2.4 million and $4.3 million, respectively, of debt issuance costs incurred for all debt issuances, which are included in Interest expense, net of amounts capitalized in the Consolidated Statements of Operations.

NOTE 15.    INCOME TAXES

The following table presents the components of Income (loss) before income taxes in the Consolidated Statements of Operations:

	For the years ended December 31,
	2022	2021	2020
Domestic	$354,234	$269,400	$108,078
Foreign	(121,011)	(141,053)	(135,913)
Income (loss) before income taxes	$233,223	$128,347	$(27,835)

The following table presents the components of Income tax benefit (provision), net, in the Consolidated Statements of Operations:

	For the years ended December 31,
	2022	2021	2020
Current benefit (provision), net:
Federal	$(29,703)	$(9,324)	$(2,750)
State	(11,017)	(15,171)	(4,868)
Foreign	(4,525)	(3,467)	(2,116)
Total current benefit (provision), net	$(45,245)	$(27,962)	$(9,734)

Deferred benefit (provision), net:
Federal	$(17,509)	$(41,665)	$(9,707)
State	(7,051)	(2,155)	3,497
Foreign	3,130	6,156	(8,125)
Total deferred benefit (provision), net	(21,430)	(37,664)	(14,335)
Total income tax benefit (provision), net	$(66,675)	$(65,626)	$(24,069)

The following table presents our actual tax provisions reconciled to the amounts computed by applying the statutory federal tax rate to Income (loss) before income taxes in the Consolidated Statements of Operations:

	For the years ended December 31,
	2022	2021	2020
Statutory rate	$(48,977)	$(26,953)	$5,845
State income taxes, net of federal benefit (provision)	(15,754)	(14,140)	(349)
Permanent differences	(2,871)	(5,804)	(2,209)
Tax credits, including withholding tax	8,907	6,268	587
Valuation allowance	(18,012)	(40,743)	(44,212)
Rates different than statutory	17,404	18,137	17,180
Other	(7,372)	(2,391)	(911)
Total income tax benefit (provision), net	$(66,675)	$(65,626)	$(24,069)

The following table presents the components of our deferred tax assets and liabilities:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses, credit and other carryforwards	$220,675	$253,767
Other investments	3,556	44,651
Accrued expenses	54,076	31,996
Stock-based compensation	5,645	7,067
Other assets	10,495	19,776
Total deferred tax assets	294,447	357,257
Valuation allowance	(224,731)	(234,571)
Deferred tax assets after valuation allowance	$69,716	$122,686

Deferred tax liabilities:
Property and equipment, regulatory authorizations, and other intangibles	$(467,486)	$(493,093)
Other liabilities	(18,840)	(27,860)
Total deferred tax liabilities	(486,326)	(520,953)
Total net deferred tax liabilities	$(416,610)	$(398,267)

Net deferred tax assets (liabilities) foreign jurisdiction	$(5,310)	$(7,242)
Net deferred tax assets (liabilities) domestic	(411,300)	(391,025)
Total net deferred tax assets (liabilities)	$(416,610)	$(398,267)

Overall, our net deferred tax assets were offset by a valuation allowance of $224.7 million and $234.6 million as of December 31, 2022 and 2021, respectively. The valuation allowance decreased due to the removal of the valuation allowance on a disposed investment and on the net operating loss carryforwards of a foreign subsidiary. The decrease was partially offset by an increase in the net operating loss carryforwards of certain foreign subsidiaries that management does not believe will be realized.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2022, we had net operating loss carryforwards of $732.0 million, including $721.2 million of foreign net operating loss carryforwards. The net operating loss carryforwards associated with India will begin to expire in 2027. As of December 31, 2022, we have tax credit carryforwards of $75.7 million and $83.2 million for federal and state income tax purposes, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2035.

As of December 31, 2022, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time. As of December 31, 2022 and 2021, we had net deferred tax assets related to our foreign subsidiaries of $8.0 million and $5.4 million, respectively, which were recorded in Other non-current assets, net in the Consolidated Balance Sheets.

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns, we file income tax returns in all states that impose an income tax. As of December 31, 2022, we are not currently under a U.S. federal income tax examination. However, the IRS could perform tax examinations on years as early as tax year 2008. We are also subject to frequent state income tax audits and have open state examinations on years as early as tax year 2008. We also file income tax returns in the United Kingdom, Germany, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2004. As of December 31, 2022, we are currently being audited by the Indian tax authorities for fiscal years 2004 through 2021 and the German tax authority for calendar years 2016 through 2019. We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

The following table presents the reconciliation of the beginning and ending amount of unrecognized income tax benefits:

	For the years ended December 31,
	2022	2021	2020
Unrecognized tax benefit balance as of beginning of period:	$150,276	$150,060	$70,401
Additions based on tax positions related to the current year	1,407	193	3,349
Additions based on tax positions related to prior years	1,646	105	76,882
Reductions based on tax positions related to prior years	(14,441)	(82)	(572)
Reductions based on expirations of statute of limitations	(927)	—	—
Balance as of end of period	$137,961	$150,276	$150,060

As of December 31, 2022 and 2021, we had $138.0 million and $150.3 million, respectively, of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate. Additions based on tax positions related to prior years in 2020 include amounts in our deferred tax assets previously considered contingent liabilities related to combined state filings with DISH Network Corporation (“DISH”) and its subsidiaries (together with DISH, “Dish Network”). During 2020, we and DISH Network concluded that combined state filings were no longer required. The amounts on this schedule have been reduced by $14.3 million without tax effect to reflect the change in filing status.

For the years ended December 31, 2022, 2021 and 2020, our income tax provision included an insignificant amount of interest and penalties.

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

Common Stock Repurchase Program

Pursuant to a stock repurchase program approved by our board of directors, we were authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2022. The following table presents information with respect to purchases made by the Company:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Disclosed Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased under the Plans or Program (1)
Beginning Balance				$500,000
Year ended December 31, 2020	1,905,906	$22.79	1,905,906	456,542
Year ended December 31, 2021	10,941,872	23.90	10,941,872	194,933
Year ended December 31, 2022	3,980,612	22.42	3,980,612	410,736
Total	16,828,390	$23.43	16,828,390	$410,736
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

NOTE 17.    EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”), under which we are authorized to issue 5.0 million shares of Class A common stock. As of December 31, 2022, we had approximately 0.7 million shares of Class A common stock which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, each employee’s deductions are limited so that the maximum they may purchase under the ESPP is $25,000 in fair value of Class A common stock per year. Stock purchases are made on the last business day of each calendar quarter at 85.0% of the closing price of the Class A common stock on that date. For the years ended December 31, 2022, 2021 and 2020, employee purchases of Class A common stock through the ESPP totaled approximately 580,000 shares, 446,000 shares and 452,000 shares, respectively.

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

The following table presents our matching contributions, discretionary contributions and shares:

	For the years ended December 31,
	2022	2021	2020
Matching contributions	$5,475	$5,434	$5,239
Fair value of discretionary contributions of our Class A common stock, net of forfeitures, under 401(k) plan	$7,042	$7,125	$6,921
Approximate number of shares	267,000	336,000	160,000

NOTE 18.    STOCK-BASED COMPENSATION

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors, employees, consultants and advisors. Stock awards under these plans may include both performance-based and non-performance-based stock incentives. As of December 31, 2022, we had outstanding stock options to acquire approximately 6.4 million shares of our Class A common stock under these plans. Stock options granted prior to December 31, 2022 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant or the last trading day prior to the date of grant (if the grant date is not a trading day) and generally with a maximum term of ten years for our officers and employees and five years for our non-employee directors. While we generally issue stock awards subject to vesting, typically over five years, some stock awards have been granted with immediate or longer vesting periods or that vest only upon the achievement of certain performance objectives. Under these plans, we grant to certain of our employees awards of fully vested shares of Class A common stock under our Employee Innovator Recognition Program, which is available to all of our eligible employees. As of December 31, 2022, we had approximately 4.2 million shares of our Class A common stock available for future grant under our stock incentive plans.

The following table presents our exercise prices for stock options outstanding and exercisable as of December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding as of December 31, 2022	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2022	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price
$0.00 - $20.00	42,500	7	$18.80	25,000	5	$19.61
$20.01 - $25.00	290,000	8	24.45	82,000	7	24.46
$25.01 - $30.00	2,651,867	8	25.88	400,267	0	29.58
$30.01 - $35.00	414,914	5	32.27	280,269	5	32.81
$35.01 - $40.00	1,274,771	6	38.78	885,056	5	38.73
$40.01 - $45.00	861,303	2	42.11	858,303	2	42.10
$45.01 - $50.00	814,925	4	48.67	786,110	4	48.77
$50.01 - $55.00	43,142	5	52.66	41,989	5	52.67
	6,393,422	6	34.03	3,358,994	3	40.04

Stock Award Activity

The following table presents our stock option activity:

	For the years ended December 31,
	2022		2021		2020
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	4,799,255	$38.86	4,804,891	$39.48	4,812,644	$43.40
Granted	2,412,253	25.14	325,500	24.49	180,500	30.39
Exercised	—	—	(22,264)	18.32	(45,170)	18.93
Forfeited and canceled	(818,086)	36.29	(308,872)	34.79	(143,083)	41.58
Total options outstanding, end of period	6,393,422	34.03	4,799,255	38.86	4,804,891	39.48
Exercisable at end of period	3,358,994	40.04	3,386,174	39.99	3,045,000	39.42
The following table presents our additional share-based compensation disclosures:

	For the years ended December 31,
	2022	2021	2020
Tax benefits from stock options exercised	$—	$304	$173
Aggregate intrinsic value of our stock options exercised	$—	$238	$603

Stock-Based Compensation

The following table presents our total non-cash, stock-based compensation expense:

	For the years ended December 31,
	2022	2021	2020
Stock-based compensation expense:
Research and development expenses	$832	$530	$551
Selling, general and administrative expenses	10,714	7,169	8,327
Total stock-based compensation expense	$11,546	$7,699	$8,878

The income tax benefits related to stock-based compensation expense was $0.8 million, $1.5 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $27.9 million. This amount is based on an estimated future forfeiture rate of 2.0% per year and will be recognized over a weighted-average period of approximately two years.

Valuation of Stock Options

The fair value of each stock option granted for the years ended December 31, 2022, 2021 and 2020 was estimated at the date of the grant using a Black-Scholes option valuation model. The following table presents the estimated grant-date fair values and related assumptions:

For the years ended December 31,
	2022	2021	2020
Assumptions:
Risk-free interest rate	1.35% - 4.02%	0.48% - 1.11%	0.25% - 1.72%
Volatility	32.67% - 34.84%	29.91% - 34.51%	24.32% - 30.07%
Expected term of options (in years)	4.1 - 6.0	4.0 - 5.9	4.0 - 5.9
Weighted-average grant-date fair value	$5.97 - $9.27	$6.20 - $8.32	$6.56 - $11.63

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

Based on the closing market price of our Class A common stock on December 31, 2022, the aggregate intrinsic value of our stock options was $0.0 million for options outstanding and $0.0 million for options exercisable as of December 31, 2022.

NOTE 19.    RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar and DISH have operated as separate publicly-traded companies since 2008 (the “Spin-off”). A substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family.

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

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH Network and our former joint venture Dish Mexico, and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the years ended December 31,
	2022	2021	2020
Services and other revenue - DISH Network	$30,191	$33,884	$36,531

The following table presents the related trade accounts receivable:

	As of December 31,
	2022	2021
Trade accounts receivable - DISH Network	$3,492	$4,244

Satellite Capacity Leased to DISH Network. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. We terminated the provision of this satellite capacity in December 2022.

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

Real Estate Leases to DISH Network. We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases or subsequent amendments. Additionally, DISH Network compensates us for its portion of the taxes, insurance, utilities and/or maintenance of the premises. The terms of each of the leases are set forth below:

•100 Inverness Occupancy License Agreement — In March 2017, we and DISH Network entered into a license agreement for DISH Network to use certain of our space at 100 Inverness Terrace East, Englewood, Colorado for an initial period ending in December 2020. We and DISH Network have amended this lease over time to, among other things, extend the term through December 2023. This agreement may be terminated by either party upon 180 days’ prior notice. In connection with the BSS Transaction, we transferred to DISH Network the Englewood Satellite Operations Center located at 100 Inverness Terrace East, including any and all equipment, hardware licenses, software, processes, software licenses, furniture and technical documentation associated with the satellites transferred in the BSS Transaction.

•Meridian Lease Agreement — The lease for all of 9601 S. Meridian Blvd., Englewood, Colorado was originally for a period ending in December 2016. We and DISH Network have amended this lease over time to, among other things, extend the term through December 2023.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the years ended December 31,
	2022	2021	2020
Operating expenses - DISH Network	$5,533	$5,935	$5,793

The following table presents the related trade accounts payable:

	As of December 31,
	2022	2021
Trade accounts payable - DISH Network	$669	$503

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $6.8 million, $8.4 million and $16.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of December 31,
	2022	2021
Other receivables - DISH Network, current	$—	$12,705
Other receivables - DISH Network, noncurrent	$74,923	$77,920

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

We and DISH Network filed combined income tax returns in certain states from 2008 through 2019. We have earned and recognized tax benefits for certain state income tax credits that we would be unable to fully utilize currently if we had filed separately from DISH Network. We have charged Additional paid-in capital in prior periods when DISH Network has utilized such tax benefits. We expect to increase Additional paid-in capital upon receipt of any consideration that DISH Network pays to us in exchange for these tax credits. For the year ended December 31, 2022, we have recorded a decrease to Additional paid-in capital for $6.3 million for payments received from DISH Network.

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

NOTE 20. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the former President of our subsidiary Hughes Communications and Vice-Chair of our board of directors (effective January 1, 2023), and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2022. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $2.0 million, $1.9 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 we had $0.5 million of trade accounts receivable from TSI.

NOTE 21.    COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of December 31, 2022:

	Payments Due in the Years Ending December 31,
	Total (4)(5)	2023	2024	2025	2026	2027	Thereafter
Long-term debt (1)	$1,500,000	$—	$—	$—	$1,500,000	$—	$—
Interest on long-term debt	356,252	89,063	89,063	89,063	89,063	—	—
Satellite-related commitments (2)	169,252	60,822	19,105	18,618	17,156	15,460	38,091
Operating lease obligations (3)	201,625	25,101	23,180	19,578	18,770	17,256	97,740
Total	$2,227,129	$174,986	$131,348	$127,259	$1,624,989	$32,716	$135,831
(1)    Assumes all long-term debt is outstanding until scheduled maturity.
(2) Includes payments pursuant to: i) the EchoStar XXIV launch contract, ii) regulatory authorizations, iii) non-lease costs associated with our finance lease satellites, iv) in-orbit incentives relating to certain satellites and v) commitments for satellite service arrangements.
(3)    Operating leases consist primarily of leases for office space, data centers and satellite-related ground infrastructure.
(4) The table excludes amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our non-current liabilities as the timing of any payments is uncertain.
(5) The table excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar’s stockholders, filed a complaint in the District Court of Clark County, Nevada against our directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar; our subsidiary HSSC; our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and HSSC’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021. On December 9, 2021, the Court held a final settlement hearing. On December 10, 2021, the Court issued an Order granting final approval of the settlement agreement. In an order dated October 24, 2022, the Court granted plaintiff’s unopposed motion to approve the class distribution plan.

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

The following table presents the components of the accrual:

	As of December 31,
	2022	2021
Additional license fees	$3,425	$3,812
Penalties	3,516	3,912
Interest and interest on penalties	78,327	81,389
Less: Payments	(17,785)	(8,451)
Total accrual	67,483	80,662
Less: Current portion	10,191	11,178
Total long-term accrual	$57,292	$69,484

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

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2022
External revenue	$1,966,587	$19,132	$12,374	$1,998,093
Intersegment revenue	—	1,401	(1,401)	—
Total revenue	$1,966,587	$20,533	$10,973	$1,998,093

Capital expenditures	$239,403	$—	$86,488	$325,891
EBITDA	$732,929	$14,416	$(39,728)	$707,617

For the year ended December 31, 2021
External revenue	$1,956,226	$17,295	$12,199	$1,985,720
Intersegment revenue	—	384	(384)	—
Total revenue	$1,956,226	$17,679	$11,815	$1,985,720

Capital expenditures	$296,303	$—	$142,127	$438,430
EBITDA	$781,824	$9,185	$(88,468)	$702,541

For the year ended December 31, 2020
External revenue	$1,860,834	$16,237	$10,836	$1,887,907
Intersegment revenue	—	1,161	(1,161)	—
Total revenue	$1,860,834	$17,398	$9,675	$1,887,907

Capital expenditures	$355,197	$41	$53,560	$408,798
EBITDA	$727,608	$7,873	$(118,606)	$616,875

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the years ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$233,223	$128,347	$(27,835)
Interest income, net	(50,900)	(22,801)	(39,982)
Interest expense, net of amounts capitalized	57,170	95,512	147,927
Depreciation and amortization	457,621	491,329	525,011
Net loss (income) attributable to non-controlling interests	10,503	10,154	11,754
EBITDA	$707,617	$702,541	$616,875

Geographic Information

The following table summarizes total long-lived assets attributed to the North America, South and Central America and other foreign locations:

	As of December 31,
	2022	2021
Long-lived assets:
North America	$2,933,559	$2,959,316
South and Central America	206,556	267,429
Other	108,222	106,376
Total long-lived assets	$3,248,337	$3,333,121

NOTE 23.    SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the years ended December 31,
	2022	2021	2020
Cost of sales - equipment	$31,781	$29,636	$19,788
Research and development expenses	$32,810	$31,777	$29,448

Advertising Costs

We incurred advertising expense of $69.0 million, $82.4 million and $65.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Cash and Cash Equivalents and Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash, as presented in the Consolidated Balance Sheets to the total of the same as presented in the Consolidated Statements of Cash Flows:

	For the years ended December 31,
	2022	2021	2020
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$535,894	$896,005	$1,519,431
Restricted cash	980	807	2,458
Total cash and cash equivalents, included restricted amounts, beginning of period	$536,874	$896,812	$1,521,889

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$704,541	$535,894	$896,005
Restricted cash	1,342	980	807
Total cash and cash equivalents, included restricted amounts, end of period	$705,883	$536,874	$896,812

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of December 31,
	2022	2021
Other current assets, net:
Inventory	$123,606	$103,084
Prepaids and deposits	61,877	57,287
Trade accounts receivable - DISH Network	3,492	4,244
Other receivables - DISH Network	—	12,705
Other, net	21,471	21,124
Total other current assets	$210,446	$198,444

Other non-current assets, net:
Capitalized software, net	$116,841	$124,701
Contract acquisition costs, net	64,447	82,986
Other receivables - DISH Network	74,923	77,920
Restricted marketable investment securities	11,056	13,262
Deferred tax assets, net	8,011	5,417
Restricted cash	1,342	980
Contract fulfillment costs, net	1,931	1,721
Other, net	38,511	31,254
Total other non-current assets, net	$317,062	$338,241

The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the years ended December 31,
	2022		2021		2020
	Other current assets, net	Other non-current assets, net	Other current assets, net	Other non-current assets, net	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$—	$16,709	$1,747	$12,869	$—	$—
Credit losses (1)	—	—	—	3,328	1,595	13,378
Foreign currency translation	—	—	(1,747)	1,159	152	(509)
Deductions	—	—	—	(647)	—	—
Balance at end of period	$—	$16,709	$—	$16,709	$1,747	$12,869
1)    The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of December 31,
	2022	2021
Accrued expenses and other current liabilities:
Accrued compensation	$56,337	$63,935
Operating lease obligation	17,854	16,781
Accrued interest	39,245	39,395
Accrued taxes	12,603	11,738
Accrual for license fee dispute	10,191	11,178
Trade accounts payable - DISH Network	669	503
Other	62,954	65,912
Total accrued expenses and other current liabilities	$199,853	$209,442

Other non-current liabilities:
Accrual for license fee dispute	$57,292	$69,484
Contract liabilities	8,326	10,669
Other	54,169	56,273
Total other non-current liabilities	$119,787	$136,426

Inventory

The following table presents the components of inventory:

	As of December 31,
	2022	2021
Raw materials	$32,920	$13,778
Work-in-process	16,408	11,705
Finished goods	74,278	77,601
Total inventory	$123,606	$103,084

Capitalized Software Costs

The following tables present the activity related to our capitalized software cost:

	As of December 31,
	2022	2021
Net carrying amount of externally marketed software	$116,841	$124,701
Externally marketed software under development and not yet placed into service	$26,924	$57,357

	For the years ended December 31,
	2022	2021	2020
Capitalized costs related to development of externally marketed software	$23,105	$33,543	$38,655
Amortization expense relating to externally marketed software	$30,965	$25,288	$23,780
Weighted-average useful life (in years)	4

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the years ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$56,731	$87,901	$139,280
Cash paid for income taxes	$46,636	$29,420	$15,254

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$7,041	$7,125	$6,921
Increase (decrease) in capital expenditures included in accounts payable, net	$18,074	$381	$(6,935)
Non-cash net assets received as part of the India JV formation	$36,701	$—	$—