Form 10-Q
period 2023-03-31
EchoStar CORP
filed 2023-05-09
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTERLY PERIOD ENDED MARCH 31, 2023.
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

As of April 26, 2023, the registrant’s outstanding common stock consisted of 36,090,106 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$920,105	$704,541
Marketable investment securities	755,169	973,915
Trade accounts receivable and contract assets, net	251,871	236,479
Other current assets, net	252,596	210,446
Total current assets	2,179,741	2,125,381
Non-current assets:
Property and equipment, net	2,175,861	2,237,617
Operating lease right-of-use assets	147,707	151,518
Goodwill	532,858	532,491
Regulatory authorizations, net	461,556	462,531
Other intangible assets, net	15,151	15,698
Other investments, net	364,954	356,705
Other non-current assets, net	315,960	317,062
Total non-current assets	4,014,047	4,073,622
Total assets	$6,193,788	$6,199,003

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$85,772	$101,239
Contract liabilities	129,292	121,739
Accrued expenses and other current liabilities	163,109	199,853
Total current liabilities	378,173	422,831
Non-current liabilities:
Long-term debt, net	1,496,981	1,496,777
Deferred tax liabilities, net	430,957	424,621
Operating lease liabilities	131,881	135,932
Other non-current liabilities	112,534	119,787
Total non-current liabilities	2,172,353	2,177,117
Total liabilities	2,550,526	2,599,948

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 59,303,237 shares issued and 35,989,926 shares outstanding at March 31, 2023 and 58,604,927 shares issued and 35,291,616 shares outstanding at December 31, 2022	59	59
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both March 31, 2023 and December 31, 2022	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both March 31, 2023 and December 31, 2022	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	3,376,169	3,367,058
Accumulated other comprehensive income (loss)	(166,931)	(172,239)
Accumulated earnings (losses)	862,558	833,517
Treasury shares, at cost, 23,313,311 shares at both March 31, 2023 and December 31, 2022	(525,824)	(525,824)
Total EchoStar Corporation stockholders' equity	3,546,079	3,502,619
Non-controlling interests	97,183	96,436
Total stockholders' equity	3,643,262	3,599,055
Total liabilities and stockholders' equity	$6,193,788	$6,199,003
The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Revenue:
Services and other revenue	$377,527	$418,811
Equipment revenue	62,070	82,723
Total revenue	439,597	501,534
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	135,372	141,129
Cost of sales - equipment (exclusive of depreciation and amortization)	51,662	69,114
Selling, general and administrative expenses	110,061	118,170
Research and development expenses	8,255	7,617
Depreciation and amortization	102,858	120,436
Impairment of long-lived assets	3,142	—
Total costs and expenses	411,350	456,466
Operating income (loss)	28,247	45,068
Other income (expense):
Interest income, net	28,596	6,422
Interest expense, net of amounts capitalized	(13,286)	(14,973)
Gains (losses) on investments, net	(7,109)	80,686
Equity in earnings (losses) of unconsolidated affiliates, net	(551)	(1,714)
Foreign currency transaction gains (losses), net	3,313	6,394
Other, net	70	(156)
Total other income (expense), net	11,033	76,659
Income (loss) before income taxes	39,280	121,727
Income tax benefit (provision), net	(11,460)	(32,782)
Net income (loss)	27,820	88,945
Less: Net loss (income) attributable to non-controlling interests	1,221	2,488
Net income (loss) attributable to EchoStar Corporation common stock	$29,041	$91,433

Earnings (losses) per share - Class A and B common stock:
Basic	$0.35	$1.07
Diluted	$0.35	$1.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Net income (loss)	$27,820	$88,945
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,491	48,945
Unrealized gains (losses) on available-for-sale securities	(215)	(567)
Total other comprehensive income (loss), net of tax	7,276	48,378
Comprehensive income (loss)	35,096	137,323
Less: Comprehensive loss (income) attributable to non-controlling interests	(747)	(7,068)
Comprehensive income (loss) attributable to EchoStar Corporation	$34,349	$130,255

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, December 31, 2021	$106	$3,345,878	$(212,102)	$656,466	$(436,521)	$60,253	$3,414,080
Issuance of Class A common stock:
Employee benefits	—	7,041	—	—	—	—	7,041
Employee Stock Purchase Plan	—	2,367	—	—	—	—	2,367
Stock-based compensation	—	1,860	—	—	—	—	1,860
Issuance of equity and contribution of assets pursuant to the India JV formation	—	(14,090)	—	—	—	44,393	30,303
Other comprehensive income (loss)	—	—	38,822	—	—	9,556	48,378
Net income (loss)	—	—	—	91,433	—	(2,488)	88,945
Treasury share repurchase	—	—	—	—	(35,061)	—	(35,061)
Balance, March 31, 2022	$106	$3,343,056	$(173,280)	$747,899	$(471,582)	$111,714	$3,557,913

Balance, December 31, 2022	$107	$3,367,058	$(172,239)	$833,517	$(525,824)	$96,436	$3,599,055
Issuance of Class A common stock:
Employee benefits	—	5,421	—	—	—	—	5,421
Employee Stock Purchase Plan	—	1,098	—	—	—	—	1,098
Stock-based compensation	—	2,592	—	—	—	—	2,592
Other comprehensive income (loss)	—	—	5,308	—	—	1,968	7,276
Net income (loss)	—	—	—	29,041	—	(1,221)	27,820
Balance, Balance, March 31, 2023	$107	$3,376,169	$(166,931)	$862,558	$(525,824)	$97,183	$3,643,262

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$27,820	$88,945
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	102,858	120,436
Impairment of long-lived assets	3,142	—
Losses (gains) on investments, net	7,109	(80,686)
Equity in losses (earnings) of unconsolidated affiliates, net	551	1,714
Foreign currency transaction losses (gains), net	(3,313)	(6,394)
Deferred tax provision (benefit), net	6,521	25,538
Stock-based compensation	2,592	1,860
Amortization of debt issuance costs	204	191
Other, net	(24,078)	(2,528)
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(14,041)	(8,480)
Other current assets, net	(27,153)	(3,340)
Trade accounts payable	(13,797)	7,046
Contract liabilities	7,553	(3,142)
Accrued expenses and other current liabilities	(28,257)	(27,033)
Non-current assets and non-current liabilities, net	(1,286)	(9,774)
Net cash provided by (used for) operating activities	46,425	104,353

Cash flows from investing activities:
Purchases of marketable investment securities	(238,585)	(88,578)
Sales and maturities of marketable investment securities	457,776	492,812
Expenditures for property and equipment	(59,071)	(112,138)
Refunds and other receipts related to capital expenditures	15,000	—
Expenditures for externally marketed software	(6,962)	(5,093)
India JV formation	—	(7,892)
Net cash provided by (used for) investing activities	168,158	279,111

Cash flows from financing activities:
Payment of finance lease obligations	—	(85)
Payment of in-orbit incentive obligations	(1,834)	(1,444)
Proceeds from Class A common stock issued under the Employee Stock Purchase Plan	1,098	2,367
Treasury share repurchase	—	(33,307)
Net cash provided by (used for) financing activities	(736)	(32,469)

Effect of exchange rates on cash and cash equivalents	1,659	3,480
Net increase (decrease) in cash and cash equivalents	215,506	354,475
Cash and cash equivalents, including restricted amounts, beginning of period	705,883	536,874
Cash and cash equivalents, including restricted amounts, end of period	$921,389	$891,349

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
•EchoStar Satellite Services segment (“ESS segment”) — which provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX satellite and the EchoStar 105/SES-11 satellite and related infrastructure. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. During the first quarter of 2023, we transitioned the EchoStar IX satellite into inclined operations to extend its usable life for our customers. With this inclined mode of operation, we are expecting to extend the life of the spacecraft into 2024.

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements”) are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required for complete financial statements prepared in conformity with GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
All amounts presented in these Consolidated Financial Statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Refer to Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Form 10-K for a summary and discussion of our significant accounting policies, except as updated below.

Use of Estimates

We are required to make certain estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs; (ii) allowances for doubtful accounts, and estimated credit losses on investments; (iii) deferred taxes and related valuation allowances, including uncertain tax positions; (iv) loss contingencies; (v) fair value of financial instruments; (vi) fair value of assets and liabilities acquired in business combinations; and (vii) assets and goodwill impairment testing.

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

Recently Adopted Accounting Pronouncements

Business Combinations

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) No. 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is applied to business combinations occurring on or after the adoption date.

Government Assistance

On January 1, 2022, we adopted ASU No. 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Topic 832 disclosure requirements include: (i) the nature of the transactions and the related accounting policy used; (ii) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions. Our adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Leases - Common Control Arrangements

In March 2023, the FASB issued ASU No. 2023-01 - Leases (Topic 842): Common Control Arrangements. Among other things, this ASU requires all lessees to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control at the end of the lease. Additional disclosures are required when the useful life of leasehold improvements to the common control group exceeds the related lease term. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this new guidance and we do not expect it to have a material impact on our Consolidated Financial Statements.

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

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	March 31, 2023	December 31, 2022
Trade accounts receivable and contract assets, net:
Sales and services	$193,348	$170,466
Leasing	9,396	7,936
Total trade accounts receivable	202,744	178,402
Contract assets	65,319	73,435
Allowance for doubtful accounts	(16,192)	(15,358)
Total trade accounts receivable and contract assets, net	$251,871	$236,479

Contract liabilities:
Current	$129,292	$121,739
Non-current	7,872	8,326
Total contract liabilities	$137,164	$130,065

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended March 31,
	2023	2022
Revenue	$60,963	$88,947

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the three months ended March 31,
	2023	2022
Balance at beginning of period	$64,447	$82,986
Additions	11,973	15,788
Amortization expense	(16,638)	(20,197)
Foreign currency translation	452	1,995
Balance at end of period	$60,234	$80,572

Performance Obligations

As of March 31, 2023, the remaining performance obligations for our customer contracts with original expected durations of more than one year was approximately $1.0 billion. Performance obligations expected to be satisfied within one year and greater than one year are 26.8% and 73.2%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2023
North America	$348,961	$5,997	$2,405	$357,363
South and Central America	38,373	—	—	38,373
Other	43,861	—	—	43,861
Total revenue	$431,195	$5,997	$2,405	$439,597

For the three months ended March 31, 2022
North America	$399,422	$4,474	$2,947	$406,843
South and Central America	42,872	—	—	42,872
Other	51,812	—	7	51,819
Total revenue	$494,106	$4,474	$2,954	$501,534

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2023
Services and other revenue:
Services	$359,440	$3,987	$1,287	$364,714
Lease revenue	9,685	2,010	1,118	12,813
Total services and other revenue	369,125	5,997	2,405	377,527
Equipment revenue:
Equipment	20,965	—	—	20,965
Design, development and construction services	36,904	—	—	36,904
Lease revenue	4,201	—	—	4,201
Total equipment revenue	62,070	—	—	62,070
Total revenue	$431,195	$5,997	$2,405	$439,597

For the three months ended March 31, 2022
Services and other revenue:
Services	$400,402	$2,935	$1,519	$404,856
Lease revenue	10,987	1,539	1,429	13,955
Total services and other revenue	411,389	4,474	2,948	418,811
Equipment revenue:
Equipment	25,885	—	6	25,891
Design, development and construction services	55,905	—	—	55,905
Lease revenue	927	—	—	927
Total equipment revenue	82,717	—	6	82,723
Total revenue	$494,106	$4,474	$2,954	$501,534

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended March 31,
	2023	2022
Sales-type lease revenue:
Revenue at lease commencement	$3,754	$638
Interest income	447	289
Total sales-type lease revenue	4,201	927
Operating lease revenue	12,813	13,955
Total lease revenue	$17,014	$14,882

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 4.    EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS for our Class A and B common stock:

	For the three months ended March 31,
	2023	2022
Net income (loss) attributable to EchoStar Corporation common stock	$29,041	$91,433

Weighted-average common shares outstanding:
Basic	83,333	85,846
Dilutive impact of stock awards outstanding	—	33
Diluted	83,333	85,879

Earnings (losses) per share:
Basic	$0.35	$1.07
Diluted	$0.35	$1.06

The following table presents the number of anti-dilutive options to purchase shares of our Class A common stock which have been excluded from the calculation of our weighted-average common shares outstanding:

	For the three months ended March 31,
	2023	2022
Number of shares	5,526	4,650

NOTE 5.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	March 31, 2023	December 31, 2022
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$189,211	$160,559
Commercial paper	452,642	687,927
Other debt securities	15,126	17,695
Total available-for-sale debt securities	656,979	866,181
Equity securities	109,990	118,790
Total marketable investment securities, including restricted amounts	766,969	984,971
Less: Restricted marketable investment securities	(11,800)	(11,056)
Total marketable investment securities	$755,169	$973,915

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2023
Corporate bonds	$189,454	$158	$(401)	$189,211
Commercial paper	452,643	—	(1)	452,642
Other debt securities	15,152	1	(27)	15,126
Total available-for-sale debt securities	$657,249	$159	$(429)	$656,979
As of December 31, 2022
Corporate bonds	$160,494	$125	$(60)	$160,559
Commercial paper	687,956	—	(29)	687,927
Other debt securities	17,785	—	(90)	17,695
Total available-for-sale debt securities	$866,235	$125	$(179)	$866,181

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended March 31,
	2023	2022
Proceeds from sales	$38,109	$29,018

As of March 31, 2023, we have $573.8 million of available-for-sale debt securities with contractual maturities of one year or less and $83.2 million with contractual maturities greater than one year.

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended March 31,
	2023	2022
Gains (losses) on investments, net	$(7,107)	$31,015

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of March 31, 2023
Cash equivalents (including restricted)	$41,331	$772,068	$813,399
Available-for-sale debt securities:
Corporate bonds	$—	$189,211	$189,211
Commercial paper	—	452,642	452,642
Other debt securities	12,779	2,347	15,126
Total available-for-sale debt securities	12,779	644,200	656,979
Equity securities	100,287	9,703	109,990
Total marketable investment securities, including restricted amounts	113,066	653,903	766,969
Less: Restricted marketable investment securities	(11,800)	—	(11,800)
Total marketable investment securities	$101,266	$653,903	$755,169

As of December 31, 2022
Cash equivalents (including restricted)	$657	$595,814	$596,471
Available-for-sale debt securities:
Corporate bonds	$—	$160,559	$160,559
Commercial paper	—	687,927	687,927
Other debt securities	15,968	1,727	17,695
Total available-for-sale debt securities	15,968	850,213	866,181
Equity securities	109,002	9,788	118,790
Total marketable investment securities, including restricted amounts	124,970	860,001	984,971
Less: Restricted marketable investment securities	(11,056)	—	(11,056)
Total marketable investment securities	$113,914	$860,001	$973,915

As of March 31, 2023 and December 31, 2022, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 6.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	March 31, 2023	December 31, 2022
Property and equipment, net:
Satellites, net	$1,515,476	$1,563,033
Other property and equipment, net	660,385	674,584
Total property and equipment, net	$2,175,861	$2,237,617

Satellites

As of March 31, 2023, our satellite fleet consisted of ten geosynchronous (“GEO”) satellites, seven of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our GEO satellite fleet as of March 31, 2023:

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
(4)    The Company placed the satellite in an inclined-orbit in the first quarter of 2023. Inclined-orbit will extend its life to enable further revenue generating opportunities.
(5)    We acquired the S-band payload on this satellite in December 2013. Prior to acquisition, the S-band payload experienced an anomaly at the time of launch and, as a result, is not fully operational.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		March 31, 2023	December 31, 2022
Satellites, net:
Satellites - owned	7 to 15	$1,804,811	$1,808,924
Satellites - acquired under finance leases	15	363,333	360,642
Construction in progress	—	592,402	608,773
Total satellites		2,760,546	2,778,339
Accumulated depreciation:
Satellites - owned		(1,116,035)	(1,093,412)
Satellites - acquired under finance leases		(129,035)	(121,894)
Total accumulated depreciation		(1,245,070)	(1,215,306)
Total satellites, net		$1,515,476	$1,563,033

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended March 31,
	2023	2022
Depreciation expense:
Satellites - owned	$24,104	$24,196
Satellites - acquired under finance leases	6,018	5,987
Total depreciation expense	$30,122	$30,183

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended March 31,
	2023	2022
Capitalized interest	$11,771	$10,382

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

Satellite-Related Commitments

As of March 31, 2023 and December 31, 2022, our satellite-related commitments were $199.3 million and $169.3 million, respectively. These include payments pursuant to: the EchoStar XXIV launch contract, regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended March 31, 2023.

During the first quarter of 2023, we lost contact with our third nano-satellite (“EG-3”), which was launched in the second quarter of 2021 and brought into use our Sirion-1 ITU filing in the third quarter of 2021. As of the end of the first quarter of 2023, we have discontinued attempts to reestablish contact with EG-3, and have notified the ITU to suspend the filing. Consequently, we canceled our contract with the vendor who manufactured and operated our nano-satellites and recorded an impairment charge of $3.1 million related to EG-3 and other related assets in the first quarter of 2023 in our Corporate and Other segment. We are not aware of any other anomalies with respect to our owned or leased satellites as of the date of these Consolidated Financial Statements.

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

Fair Value of In-Orbit Incentives

As of March 31, 2023 and December 31, 2022, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $48.4 million and $50.2 million, respectively.

NOTE 7.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2021	$57,137	$(29,088)	$28,049	$441,717	$469,766
Amortization expense	—	(1,071)	(1,071)	—	(1,071)
Currency translation adjustments	(40)	358	318	1,316	1,634
Balance, March 31, 2022	$57,097	$(29,801)	$27,296	$443,033	$470,329

Balance, December 31, 2022	$55,316	$(31,946)	$23,370	$439,161	$462,531
Amortization expense	—	(1,050)	(1,050)	—	(1,050)
Currency translation adjustments	1,382	(630)	752	(677)	75
Balance, March 31, 2023	$56,698	$(33,626)	$23,072	$438,484	$461,556

Weighted-average useful life (in years)		13

NOTE 8.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	March 31, 2023	December 31, 2022
Other investments, net:
Equity method investments	$82,971	$83,523
Other equity investments	141,307	141,307
Other debt investments, net	140,676	131,875
Total other investments, net	$364,954	$356,705

Equity Method Investments

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended March 31,
	2023	2022
Deluxe	$1,332	$1,323
BCS	$822	$1,771

The following table presents trade accounts receivable:

	As of
	March 31, 2023	December 31, 2022
Deluxe	$1,045	$3,026
BCS	$5,437	$5,062

Other Equity Investments

The following table presents the activity on our investments:

	For the three months ended March 31,
	2023	2022
Gain (loss) on investments, net	$—	$49,671
Other Debt Investments, Net

The following table presents our other debt investments, net:

	As of
	March 31, 2023	December 31, 2022
Other debt investments, net:
Cost basis	$148,281	$143,267
Discount	(7,605)	(8,010)
Allowance for credit losses	—	(3,382)
Total other debt investments, net	$140,676	$131,875

In early April, 2023, we received proceeds of $148.4 million related to our Other debt investments, net.

NOTE 9.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		March 31, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$715,320	$750,000	$727,763
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	712,433	750,000	707,490
Less: Unamortized debt issuance costs		(3,019)	—	(3,223)	—
Total long-term debt, net		$1,496,981	$1,427,753	$1,496,777	$1,435,253

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

Our income tax provision was $11.5 million for the three months ended March 31, 2023 compared to our income tax provision of $32.8 million for the three months ended March 31, 2022. Our effective income tax rate was 29.2% and 26.9% for the three months ended March 31, 2023 and 2022, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2023 were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the research tax credit. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

NOTE 11.    RELATED PARTY TRANSACTIONS - DISH NETWORK

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended March 31,
	2023	2022
Services and other revenue - DISH Network	$6,291	$7,957

The following table presents the related trade accounts receivable:

	As of
	March 31, 2023	December 31, 2022
Trade accounts receivable - DISH Network	$8,183	$3,492

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended March 31,
	2023	2022
Operating expenses - DISH Network	$1,337	$1,332

The following table presents the related trade accounts payable:

	As of
	March 31, 2023	December 31, 2022
Trade accounts payable - DISH Network	$555	$669

Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, we and DISH Network agreed that we continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from us (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement (as amended to date, the “Amended and Restated Professional Services Agreement”) to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, we and DISH further amended the Amended and Restated Professional Services Agreement to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C

Antennas. The current term of the Amended and Restated Professional Services Agreement is through January 1, 2024 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH Network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

Collocation and Antenna Space Agreements. We and DISH Network entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements effective May 2021. In November 2021, we exercised our right to renew the collocation agreements at Gilbert, Arizona, Cheyenne, Wyoming, Spokane, Washington, Englewood, Colorado and Monee, Illinois for a period ending in February 2025. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In May 2022, we exercised our right to renew such other agreements at Monee, Illinois and Spokane, Washington through August 2025. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 60 days’ prior written notice and certain other of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes

Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $0.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.

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

Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	March 31, 2023	December 31, 2022
Other receivables - DISH Network, noncurrent	$75,865	$74,923

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

NOTE 12. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the former President of our subsidiary Hughes Communications and Vice-Chair of our board of directors (effective January 1, 2023), and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2023. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million, and $0.5 million for the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023 we had $0.5 million of trade accounts receivable from TSI.

NOTE 13. CONTINGENCIES

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

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 2002, HCIPL’s license was amended pursuant to a new government policy that was first established in 1999. The new policy eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees and penalties and interest on such fees and penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCIPL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter.

The following table presents the components of the accrual:

	As of
	March 31, 2023	December 31, 2022
Additional license fees	$3,453	$3,425
Penalties	3,544	3,516
Interest and interest on penalties	80,236	78,327
Less: Payments	(28,200)	(17,785)
Total accrual	59,033	67,483
Less: Current portion	10,273	10,191
Total long-term accrual	$48,760	$57,292

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

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2023
External revenue	$431,195	$5,489	$2,913	$439,597
Intersegment revenue	—	508	(508)	—
Total revenue	$431,195	$5,997	$2,405	$439,597

Capital expenditures	$47,025	$—	$(2,954)	$44,071
EBITDA	$157,234	$4,655	$(33,840)	$128,049

For the three months ended March 31, 2022
External revenue	$494,106	$4,276	$3,152	$501,534
Intersegment revenue	—	198	(198)	—
Total revenue	$494,106	$4,474	$2,954	$501,534

Capital expenditures	$61,021	$—	$51,117	$112,138
EBITDA	$191,170	$2,691	$59,341	$253,202

Capital expenditures are net of refunds and other receipts related to property and equipment.

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended March 31,
	2023	2022
Income (loss) before income taxes	$39,280	$121,727
Interest income, net	(28,596)	(6,422)
Interest expense, net of amounts capitalized	13,286	14,973
Depreciation and amortization	102,858	120,436
Net loss (income) attributable to non-controlling interests	1,221	2,488
EBITDA	$128,049	$253,202

NOTE 15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	March 31, 2023	December 31, 2022
Other current assets, net:
Inventory	$137,634	$123,606
Prepaids and deposits	68,076	61,877
Trade accounts receivable - DISH Network	8,183	3,492
Other, net	38,703	21,471
Total other current assets	$252,596	$210,446

Other non-current assets, net:
Capitalized software, net	$116,545	$116,841
Contract acquisition costs, net	60,234	64,447
Other receivables - DISH Network	75,865	74,923
Restricted marketable investment securities	11,800	11,056
Deferred tax assets, net	8,271	8,011
Restricted cash	1,284	1,342
Contract fulfillment costs, net	1,957	1,931
Other, net	40,004	38,511
Total other non-current assets, net	$315,960	$317,062

Inventory

The following table presents the components of inventory:

	As of
	March 31, 2023	December 31, 2022
Raw materials	$35,932	$32,920
Work-in-process	20,036	16,408
Finished goods	81,666	74,278
Total inventory	$137,634	$123,606

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	March 31, 2023	December 31, 2022
Accrued expenses and other current liabilities:
Accrued compensation	$48,726	$56,337
Operating lease obligation	17,757	17,854
Accrued interest	15,631	39,245
Accrued taxes	13,376	12,603
Accrual for license fee dispute	10,273	10,191
In-orbit incentive obligations	4,331	5,369
Trade accounts payable - DISH Network	555	669
Other	52,460	57,585
Total accrued expenses and other current liabilities	$163,109	$199,853

Other non-current liabilities:
Accrual for license fee dispute	$48,760	$57,292
In-orbit incentive obligations	44,041	44,836
Contract liabilities	7,872	8,326
Other	11,861	9,333
Total other non-current liabilities	$112,534	$119,787

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the three months ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$40,465	$34,918
Cash paid for income taxes	$—	$806

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$5,421	$7,041
Increase (decrease) in capital expenditures included in accounts payable, net	$(1,078)	$(6,961)
Non-cash net assets received as part of the India JV formation	$—	$36,701

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

The EchoStar XXIV satellite is currently expected to be shipped to the launch site in June and subsequently launched at the first window that Space Exploration Technologies Corp. (“SpaceX”) can allocate to it, which is subject to preemption by certain higher-priority government launches. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as enterprise broadband services. Following delays of over two years, in November 2022 we negotiated an amendment to our contract with the manufacturer to provide for additional compensation for past delays and a realignment of remedies. Delay in the availability of the EchoStar XXIV satellite could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in our Corporate and Other segment in our segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	March 31, 2023	December 31, 2022
United States	890,000	931,000
Latin America	287,000	297,000
Total broadband subscribers	1,177,000	1,228,000

The following table presents the approximate number of net subscriber additions:

	For the Three Months Ended
	March 31, 2023	December 31, 2022
United States	(41,000)	(43,000)
Latin America	(10,000)	(14,000)
Total net subscriber additions	(51,000)	(57,000)

Our ability to gain new customers and retain existing customers in the U.S. is being impacted by our capacity limitations, competitive pressure from satellite-based competitors and other technologies, and increased bandwidth usage on average by our existing customers. For the three months ended March 31, 2023, these factors resulted in lower total subscribers as compared to the three months ended December 31, 2022.

Our ability to gain new customers and retain existing customers in Latin America were tempered by our focus on more profitable consumer segments and our allocation of capacity to enterprise opportunities. In addition, capacity constraints in certain areas limit our ability to add new subscribers. For the three months ended March 31, 2023, the decline in net subscribers was primarily due to more selective customer screening as compared to the three months ended December 31, 2022.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for higher economic value enterprise and government applications in Latin America. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of March 31, 2023, our Hughes segment had $1.6 billion of contracted revenue backlog, an increase of 6.7% as compared to December 31, 2022, primarily due to increases in contracts from our domestic customers. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

ESS Segment

Our ESS segment provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX satellite and the EchoStar 105/SES-11 satellite and related infrastructure. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. During the first quarter of 2023, we transitioned the EchoStar IX satellite into inclined operations to extend its usable life for our customers. With this inclined mode of operation, we are expecting to extend the life of the spacecraft into 2024.

As of March 31, 2023, our ESS segment had $18.2 million of contracted revenue backlog, a decrease of 18.4%, as compared to December 31, 2022, primarily due to the recognition of revenue of existing contracts. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Corporate and Other Segment

Satellite Anomalies and Impairments

During the first quarter of 2023, we lost contact with our third nano-satellite (“EG-3”), which was launched in the second quarter of 2021 and brought into use our Sirion-1 ITU filing in the third quarter of 2021. As of the end of the first quarter of 2023, we have discontinued attempts to reestablish contact with EG-3, and have notified the ITU to suspend the filing. Consequently, we canceled our contract with Tyvak Nano-Satellites Systems, Inc., who manufactured and operated our nano-satellites, and recorded an impairment charge of $3.1 million related to EG-3 and other related assets in the first quarter of 2023 in our Corporate and Other segment. We have three years from the date the filing was suspended to place a new S-band spacecraft at the altitude prescribed in our Australian ITU filing. We expect the first group of S-band satellites recently ordered from Astro Digital to be launched well in advance of the three-year replacement timeline. We are not aware of any other anomalies with respect to our owned or leased satellites as of the date of these Consolidated Financial Statements. There can be no assurance, however, that anomalies will not have a significant adverse effect in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2023 and through May 8, 2023. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

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

Interest income, net.  Interest income, net primarily includes interest earned on our cash, cash equivalents and marketable investment securities, and other investments including premium amortization, discount accretion on debt securities and changes in allowance for estimated credit losses on investments.

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

Highlights from our Financial Results

Consolidated Results of Operations for the Three Months Ended March 31, 2023:

• Revenue of $439.6 million
•Operating income of $28.2 million
•Net income of $27.8 million
•Net income attributable to EchoStar common stock of $29.0 million and basic and diluted earnings per share of common stock of $0.35
•EBITDA of $128.0 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of March 31, 2023:

•Total assets of $6.2 billion
•Total liabilities of $2.6 billion
•Total stockholders’ equity of $3.6 billion
•Cash and cash equivalents and marketable investment securities of $1.7 billion

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table presents our consolidated results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	For the three months ended March 31,		Variance
Statements of Operations Data (1)	2023	2022	Amount	%
Revenue:
Services and other revenue	$377,527	$418,811	$(41,284)	(9.9)
Equipment revenue	62,070	82,723	(20,653)	(25.0)
Total revenue	439,597	501,534	(61,937)	(12.3)
Costs and expenses:
Cost of sales - services and other	135,372	141,129	(5,757)	(4.1)
% of total services and other revenue	35.9%	33.7%
Cost of sales - equipment	51,662	69,114	(17,452)	(25.3)
% of total equipment revenue	83.2%	83.5%
Selling, general and administrative expenses	110,061	118,170	(8,109)	(6.9)
% of total revenue	25.0%	23.6%
Research and development expenses	8,255	7,617	638	8.4
% of total revenue	1.9%	1.5%
Depreciation and amortization	102,858	120,436	(17,578)	(14.6)
Impairment of long-lived assets	3,142	—	3,142	*
Total costs and expenses	411,350	456,466	(45,116)	(9.9)
Operating income (loss)	28,247	45,068	(16,821)	(37.3)
Other income (expense):
Interest income, net	28,596	6,422	22,174	*
Interest expense, net of amounts capitalized	(13,286)	(14,973)	1,687	(11.3)
Gains (losses) on investments, net	(7,109)	80,686	(87,795)	(108.8)
Equity in earnings (losses) of unconsolidated affiliates, net	(551)	(1,714)	1,163	(67.9)
Foreign currency transaction gains (losses), net	3,313	6,394	(3,081)	(48.2)
Other, net	70	(156)	226	(144.9)
Total other income (expense), net	11,033	76,659	(65,626)	(85.6)
Income (loss) before income taxes	39,280	121,727	(82,447)	(67.7)
Income tax benefit (provision), net	(11,460)	(32,782)	21,322	(65.0)
Net income (loss)	27,820	88,945	(61,125)	(68.7)
Less: Net loss (income) attributable to non-controlling interests	1,221	2,488	(1,267)	(50.9)
Net income (loss) attributable to EchoStar Corporation common stock	$29,041	$91,433	$(62,392)	(68.2)

Other data:
EBITDA (2)	$128,049	$253,202	$(125,153)	(49.4)
Subscribers, end of period	1,177,000	1,406,000	(229,000)	(16.3)

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

The following discussion relates to our results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

Services and other revenue.  Services and other revenue totaled $377.5 million for the three months ended March 31, 2023, a decrease of $41.3 million, or 9.9%, as compared to 2022.  The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $41.0 million, and lower sales of broadband services to our enterprise customers of $2.2 million, partially offset by increased sales of broadband services to our mobile satellite system and other customers of $1.0 million. Our ESS segment increased by $1.5 million. These variances reflect an estimated negative impact of exchange rate fluctuations of $1.7 million, primarily attributable to our enterprise customers.

Equipment revenue.  Equipment revenue totaled $62.1 million for the three months ended March 31, 2023, a decrease of $20.7 million, or 25.0%, as compared to 2022.  The decrease was primarily attributable to: i) decreases in hardware sales to our enterprise customers of $19.1 million mainly associated with a certain customer in North America and to international customers, and ii) decreases in hardware sales of $2.2 million to our consumer customers. These decreases were partially offset by increases on our hardware sales to our mobile satellite system customers of $0.6 million.

Cost of sales - services and other.  Cost of sales - services and other totaled $135.4 million for the three months ended March 31, 2023, a decrease of $5.8 million, or 4.1%, as compared to 2022. The decrease was primarily attributable to lower sales of broadband services and corresponding decreases in cost of services provided to our consumer and enterprise customers of $4.8 million, mainly related to service delivery expenses, such as field services and customer care.

Cost of sales - equipment.  Cost of sales - equipment totaled $51.7 million for the three months ended March 31, 2023, a decrease of $17.5 million, or 25.3%, as compared to 2022. The decrease was primarily attributable to the corresponding decrease in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $110.1 million for the three months ended March 31, 2023, a decrease of $8.1 million, or 6.9%, as compared to 2022. The decrease was primarily attributable to decreases in sales and marketing expenses of $9.8 million offset by increases in bad debt expense of $1.1 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $102.9 million for the three months ended March 31, 2023, a decrease of $17.6 million, or 14.6%, as compared to 2022.  The decrease was primarily attributable to: i) decreases in other property and equipment depreciation expense of $14.6 million, ii) decreases in amortization of our capitalized software of $1.6 million, and iii) decreases in our satellite depreciation of $1.0 million.

Impairment of long-lived assets. Impairment of long-lived assets totaled $3.1 million for the three months ended March 31, 2023. This impairment charge was related to our EG-3 nano-satellite and other related assets abandoned during the first quarter of 2023 due to lost contact with EG-3.

Interest income, net.  Interest income, net totaled $28.6 million for the three months ended March 31, 2023, an increase of $22.2 million as compared to 2022, primarily attributable to increases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized, totaled $13.3 million for the three months ended March 31, 2023, a decrease of $1.7 million, or 11.3%, as compared to 2022.  The decrease was primarily attributable to an increase of $1.4 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $7.1 million in losses for the three months ended March 31, 2023, as compared to $80.7 million in gains for the three months ended March 31, 2022, a negative change of $87.8 million. The change was related to net decreased gains on marketable investment securities and other equity securities.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $3.3 million in gains for the three months ended March 31, 2023, as compared to $6.4 million in gains for the three months ended March 31, 2022, a negative change of $3.1 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the period, primarily related to the Mexican, Chilean and Colombian Pesos.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(11.5) million for the three months ended March 31, 2023, as compared to $(32.8) million for the three months ended March 31, 2022. Our effective income tax rate was 29.2% and 26.9% for the three months ended March 31, 2023 and 2022, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2023 were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the research tax credit. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the impact of state and local taxes.

Net income (loss) attributable to EchoStar Corporation common stock.  The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended March 31, 2022	$91,433
Increase (decrease) in interest income, net	22,174
Decrease (increase) in income tax benefit (provision), net	21,322
Decrease (increase) in interest expense, net of amounts capitalized	1,687
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,163
Increase (decrease) in other, net	226
Increase (decrease) in net income (loss) attributable to non-controlling interest	(1,267)
Increase (decrease) in foreign currency transaction gains (losses), net	(3,081)
Increase (decrease) in operating income (loss), including depreciation and amortization	(16,821)
Increase (decrease) in gains (losses) on investments, net	(87,795)
Net income (loss) attributable to EchoStar Corporation for the three months ended March 31, 2023	$29,041

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section.  The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements:

	For the three months ended March 31,		Variance
	2023	2022	Amount	%
Net income (loss)	$27,820	$88,945	$(61,125)	(68.7)
Interest income, net	(28,596)	(6,422)	(22,174)	*
Interest expense, net of amounts capitalized	13,286	14,973	(1,687)	(11.3)
Income tax provision (benefit), net	11,460	32,782	(21,322)	(65.0)
Depreciation and amortization	102,858	120,436	(17,578)	(14.6)
Net loss (income) attributable to non-controlling interests	1,221	2,488	(1,267)	(50.9)
EBITDA	$128,049	$253,202	$(125,153)	(49.4)
*    Percentage is not meaningful

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended March 31, 2022	$253,202
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,163
Increase (decrease) in other, net	226
Decrease (increase) in net loss (income) attributable to non-controlling interests	(1,267)
Increase (decrease) in foreign currency transaction gains (losses), net	(3,081)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(34,399)
Increase (decrease) in gains (losses) on investments, net	(87,795)
EBITDA for the three months ended March 31, 2023	$128,049

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended March 31, 2023
Total revenue	$431,195	$5,997	$2,405	$439,597
Capital expenditures	47,025	—	(2,954)	44,071
EBITDA	157,234	4,655	(33,840)	128,049

For the year ended March 31, 2022
Total revenue	$494,106	$4,474	$2,954	$501,534
Capital expenditures	61,021	—	51,117	112,138
EBITDA	191,170	2,691	59,341	253,202

Capital expenditures are net of refunds and other receipts related to property and equipment.

Hughes Segment

	For the three months ended March 31,		Variance
	2023	2022	Amount	%
Total revenue	$431,195	$494,106	$(62,911)	(12.7)
Capital expenditures	47,025	61,021	(13,996)	(22.9)
EBITDA	157,234	191,170	(33,936)	(17.8)

Total revenue was $431.2 million for the three months ended March 31, 2023, a decrease of $62.9 million, or 12.7%, as compared to 2022.  Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $41.0 million, and lower sales of broadband services to our enterprise customers of $2.2 million, partially offset by increased sales of broadband services to our mobile satellite system and other customers of $1.0 million. Equipment revenue decreased primarily due to: i) decreases in hardware sales to our enterprise customers of $19.1 million mainly associated with a certain customer in North America and to international customers, and ii) decreases in hardware sales of $2.2 million to our consumer customers. These decreases were partially offset by increases on our hardware sales to our mobile satellite system customers of $0.6 million. These variances reflect an estimated negative impact of exchange rate fluctuations of $2.2 million, primarily attributable to our enterprise customers.

Capital expenditures were $47.0 million for the three months ended March 31, 2023, a decrease of $14.0 million, or 22.9%, as compared to 2022, primarily due to decreases in expenditures associated with our consumer business, and decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2022	$191,170
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	792
Increase (decrease) in other, net	217
Decrease (increase) in net loss (income) attributable to non-controlling interests	(1,267)
Increase (decrease) in foreign currency transaction gains (losses), net	(3,581)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(30,097)
EBITDA for the three months ended March 31, 2023	$157,234

ESS Segment

	For the three months ended March 31,		Variance
	2023	2022	Amount	%
Total revenue	$5,997	$4,474	$1,523	34.0
EBITDA	4,655	2,691	1,964	73.0

Total revenue was $6.0 million for the three months ended March 31, 2023, an increase of $1.5 million, or 34.0%, compared to 2022, primarily due to an increase in transponder services provided to third parties.

EBITDA was $4.7 million for the three months ended March 31, 2023, an increase of $2.0 million, or 73.0%, as compared to 2022, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other Segment

	For the three months ended March 31,		Variance
	2023	2022	Amount	%
Total revenue	$2,405	$2,954	$(549)	(18.6)
Capital expenditures	(2,954)	51,117	(54,071)	(105.8)
EBITDA	(33,840)	59,341	(93,181)	(157.0)

Total revenue was $2.4 million for the three months ended March 31, 2023, which is primarily flat compared to 2022.

Capital expenditures are net of refunds and other receipts related to property and equipment were $(3.0) million for the three months ended March 31, 2023, a decrease of $54.1 million, as compared to 2022, primarily due to decreases in expenditures, as well as refunds and other receipts, related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2022	$59,341
Increase (decrease) in foreign currency transaction gains (losses), net	499
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	371
Increase (decrease) in other, net	10
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(6,266)
Increase (decrease) in gains (losses) on investments, net	(87,795)
EBITDA for the three months ended March 31, 2023	$(33,840)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

As of March 31, 2023 our cash, cash equivalents and marketable investment securities totaled $1.7 billion, $0.8 billion of which we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

Cash Flow Activities

The following table summarizes our cash flows provided by (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	For the three months ended March 31,		Variance
	2023	2022
Operating activities	$46,425	$104,353	$(57,928)
Investing activities	168,158	279,111	(110,953)
Financing activities	(736)	(32,469)	31,733
Effect of exchange rates on cash and cash equivalents	1,659	3,480	(1,821)
Net increase (decrease) in cash and cash equivalents	$215,506	$354,475	$(138,969)

Cash flows provided by (used for) operating activities decreased by $57.9 million primarily attributable to changes in net income (loss) of $(61.1) million, changes in assets and liabilities, net of $(32.3) million, other, net, of $(21.6) million, deferred tax provision (benefit), net of $(19.0) million, depreciation and amortization of $(17.6) million, losses (gains) on investments, net of $87.8 million.

Cash flows provided by (used for) investing activities decreased by $111.0 million primarily attributable to our marketable investment securities net activity of $(185.0) million, an increase in expenditures in externally marketed software of $(1.9) million, partially offset by a decrease in expenditures for property and equipment of $68.1 million, and the India JV formation in 2022 for $7.9 million.

Cash flows provided by (used for) financing activities increased by $31.7 million primarily attributable to decreases in treasury share repurchases of $33.3 million.

Obligations and Future Capital Requirements

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

Letters of Credit and Surety Bonds

The following table presents the components of our letters of credit and surety bonds as of March 31, 2023:

Amounts
Letters of credit secured by restricted cash	$11,385
Surety bonds	16,700
Credit arrangement available to our foreign subsidiaries	27,920
Total letters of credit and surety bonds	$56,005

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

We have a significant amount of outstanding indebtedness. As of March 31, 2023, our total indebtedness was $1.5 billion. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements. We may from time to time seek to purchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In the future, we may require material capital expenditures to make significant acquisitions or investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or other technologies or assets. Other aspects of our business operations may also require additional capital. We also expect to owe U.S. federal income tax for 2023.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

Stock Repurchases

On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. In addition, on October 20, 2022, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2023 through and including December 31, 2023. Purchases under our repurchase authorizations may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under these authorizations and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the three months ended March 31, 2023, we repurchased zero shares of our Class A common stock under this program.
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

INFLATION AND SUPPLY CHAIN

Inflation has impacted our operations as we have continued to experience increased costs in certain functional areas including field services and customer care. We are unable to predict the extent or nature of any future inflationary pressure at this time. Our ability to increase the prices charged for our products and services in future periods depends primarily on competitive pressures, contractual terms, and inflationary pressures.

The worldwide interruptions and delays in the supply of components, materials and parts, although not materially impacting our operations during the three months ended March 31, 2023, may impact our ability to timely provide equipment deliveries in the future. These interruptions and delays could also increase the cost of our equipment which we may not be able to pass onto our customers.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of March 31, 2023, our market risk has not changed materially from those presented in our Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 13. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2023. During the three months ended March 31, 2023, we repurchased zero shares of our Class A common stock under this program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On May 8, 2023, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended March 31, 2023. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 3 dated March 24, 2023 to the Contract between EchoStar XXIV L.L.C. and Maxar Space LLC for the Jupiter 3 Satellite Program***
31.1(H)	Section 302 Certification of Chief Executive Officer and Principal Financial Officer
32.1(I)	Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1(I)	Press release dated May 8, 2023 issued by EchoStar Corporation regarding financial results for the period ended March 31, 2023.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

ECHOSTAR CORPORATION

Date: May 8, 2023	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

Date: May 8, 2023	By:	/s/ Veronika Takacs
Veronika Takacs
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)