Form 10-Q
period 2023-09-30
EchoStar CORP
filed 2023-11-06
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.

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
(Trading symbol)

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

As of November 2, 2023, the registrant’s outstanding common stock consisted of 36,219,803 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

ECHOSTAR CORPORATION

PART I: FINANCIAL INFORMATION
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
•risks relating to our substantially increased leverage following completion of the pending merger with DISH Network Corporation;
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

i

ITEM 1. FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,094,531	$704,541
Marketable investment securities	894,744	973,915
Trade accounts receivable and contract assets, net	235,421	236,479
Other current assets, net	248,241	210,446
Total current assets	2,472,937	2,125,381
Non-current assets:
Property and equipment, net	2,144,707	2,237,617
Operating lease right-of-use assets	143,726	151,518
Goodwill	532,710	532,491
Regulatory authorizations, net	459,463	462,531
Other intangible assets, net	13,975	15,698
Other investments, net	136,455	356,705
Other non-current assets, net	326,485	317,062
Total non-current assets	3,757,521	4,073,622
Total assets	$6,230,458	$6,199,003

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$82,291	$101,239
Contract liabilities	122,288	121,739
Accrued expenses and other current liabilities	192,100	199,853
Total current liabilities	396,679	422,831
Non-current liabilities:
Long-term debt, net	1,497,396	1,496,777
Deferred tax liabilities, net	433,370	424,621
Operating lease liabilities	127,829	135,932
Other non-current liabilities	109,396	119,787
Total non-current liabilities	2,167,991	2,177,117
Total liabilities	2,564,670	2,599,948

Commitments and Contingencies (Note 13)

The accompanying notes are an integral part of these Consolidated Financial Statements

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at both September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 59,532,668 shares issued and 36,219,357 shares outstanding at September 30, 2023 and 58,604,927 shares issued and 35,291,616 shares outstanding at December 31, 2022	59	59
Class B convertible common stock, $0.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at both September 30, 2023 and December 31, 2022	48	48
Class C convertible common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both September 30, 2023 and December 31, 2022	—	—
Class D common stock, $0.001 par value, 800,000,000 shares authorized, none issued and outstanding at both September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	3,383,671	3,367,058
Accumulated other comprehensive income (loss)	(161,515)	(172,239)
Accumulated earnings (losses)	876,959	833,517
Treasury shares, at cost, 23,313,311 shares at both September 30, 2023 and December 31, 2022	(525,824)	(525,824)
Total EchoStar Corporation stockholders' equity	3,573,398	3,502,619
Non-controlling interests	92,390	96,436
Total stockholders' equity	3,665,788	3,599,055
Total liabilities and stockholders' equity	$6,230,458	$6,199,003

The accompanying notes are an integral part of these Consolidated Financial Statements

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Services and other revenue	$359,349	$401,382	$1,108,386	$1,234,890
Equipment revenue	53,725	96,005	197,394	263,347
Total revenue	413,074	497,387	1,305,780	1,498,237
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	133,335	145,189	401,431	430,553
Cost of sales - equipment (exclusive of depreciation and amortization)	43,180	74,329	151,004	213,497
Selling, general and administrative expenses	104,988	111,421	322,469	342,682
Research and development expenses	6,463	9,181	21,560	25,562
Depreciation and amortization	103,028	110,233	311,474	347,224
Impairment of long-lived assets	—	—	3,142	711
Total costs and expenses	390,994	450,353	1,211,080	1,360,229
Operating income (loss)	22,080	47,034	94,700	138,008
Other income (expense):
Interest income, net	26,209	14,183	78,331	29,677
Interest expense, net of amounts capitalized	(12,650)	(13,845)	(39,176)	(43,125)
Gains (losses) on investments, net	(10,743)	(10,077)	(23,337)	48,071
Equity in earnings (losses) of unconsolidated affiliates, net	(1,978)	(1,426)	(3,075)	(4,441)
Other-than-temporary impairment losses on equity method investments	—	—	(33,400)	—
Foreign currency transaction gains (losses), net	(2,089)	(2,805)	4,482	(53)
Other, net	(11,750)	(319)	(2,308)	2,198
Total other income (expense), net	(13,001)	(14,289)	(18,483)	32,327
Income (loss) before income taxes	9,079	32,745	76,217	170,335
Income tax benefit (provision), net	(8,547)	(13,195)	(38,780)	(51,367)
Net income (loss)	532	19,550	37,437	118,968
Less: Net loss (income) attributable to non-controlling interests	2,712	2,853	6,005	8,736
Net income (loss) attributable to EchoStar Corporation common stock	$3,244	$22,403	$43,442	$127,704

Earnings (losses) per share - Class A and B common stock:
Basic	$0.04	$0.27	$0.52	$1.51
Diluted	$0.04	$0.27	$0.52	$1.51

The accompanying notes are an integral part of these Consolidated Financial Statements

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$532	$19,550	$37,437	$118,968
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,020)	18,853	11,292	29,684
Unrealized gains (losses) on available-for-sale securities	(547)	358	1,141	(275)
Other	—	2,660	—	2,660
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	23	—	250	3
Total other comprehensive income (loss), net of tax	(9,544)	21,871	12,683	32,072
Comprehensive income (loss)	(9,012)	41,421	50,120	151,040
Less: Comprehensive loss (income) attributable to non-controlling interests	4,615	5,108	4,046	8,427
Comprehensive income (loss) attributable to EchoStar Corporation	$(4,397)	$46,529	$54,166	$159,467

The accompanying notes are an integral part of these Consolidated Financial Statements

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited, in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, June 30, 2022	$107	$3,355,238	$(204,465)	$761,767	$(514,418)	$101,327	$3,499,556
Issuance of Class A common stock:
Employee Stock Purchase Plan	—	2,126	—	—	—	—	2,126
Stock-based compensation	—	3,355	—	—	—	—	3,355
Other comprehensive income (loss)	—	—	24,126	—	—	(2,255)	21,871
Net income (loss)	—	—	—	22,403	—	(2,853)	19,550
Treasury share repurchase	—	—	—	—	(11,406)	—	(11,406)
Other	$—	$500	$—	$—	$—	$—	$500
Balance, September 30, 2022	$107	$3,361,219	$(180,339)	$784,170	$(525,824)	$96,219	$3,535,552

Balance, June 30, 2023	$107	$3,379,997	$(153,874)	$873,715	$(525,824)	$97,005	$3,671,126
Issuance of Class A common stock:
Employee Stock Purchase Plan	—	810	—	—	—	—	810
Stock-based compensation	—	2,864	—	—	—	—	2,864
Other comprehensive income (loss)	—	—	(7,641)	—	—	(1,903)	(9,544)
Net income (loss)	—	—	—	3,244	—	(2,712)	532
Balance, September 30, 2023	$107	$3,383,671	$(161,515)	$876,959	$(525,824)	$92,390	$3,665,788

The accompanying notes are an integral part of these Consolidated Financial Statements

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited, in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Treasury Shares, at cost	Non-controlling Interests	Total
Balance, December 31, 2021	$106	$3,345,878	$(212,102)	$656,466	$(436,521)	$60,253	$3,414,080
Issuance of Class A common stock:
Employee benefits	1	7,041	—	—	—	—	7,042
Employee Stock Purchase Plan	—	7,173	—	—	—	—	7,173
Stock-based compensation	—	8,401	—	—	—	—	8,401
Issuance of equity and contribution of assets pursuant to the India JV formation	—	(14,090)	—	—	—	44,393	30,303
Other comprehensive income (loss)	—	—	31,763	—	—	309	32,072
Net income (loss)	—	—	—	127,704	—	(8,736)	118,968
Treasury share repurchase	—	—	—	—	(89,303)	—	(89,303)
Consideration received from DISH Network for R&D tax credits utilized	—	6,316	—	—	—	—	6,316
Other	—	500	—	—	—	—	500
Balance, September 30, 2022	$107	$3,361,219	$(180,339)	$784,170	$(525,824)	$96,219	$3,535,552

Balance, December 31, 2022	$107	$3,367,058	$(172,239)	$833,517	$(525,824)	$96,436	$3,599,055
Issuance of Class A common stock:
Employee benefits	—	5,421	—	—	—	—	5,421
Employee Stock Purchase Plan	—	2,953	—	—	—	—	2,953
Stock-based compensation	—	8,239	—	—	—	—	8,239
Other comprehensive income (loss)	—	—	10,724	—	—	1,959	12,683
Net income (loss)	—	—	—	43,442	—	(6,005)	37,437
Balance, September 30, 2023	$107	$3,383,671	$(161,515)	$876,959	$(525,824)	$92,390	$3,665,788
The accompanying notes are an integral part of these Consolidated Financial Statements

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$37,437	$118,968
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	311,474	347,224
Impairment of long-lived assets	3,142	711
Losses (gains) on investments, net	23,337	(48,071)
Equity in losses of unconsolidated affiliates, net	3,075	4,441
Foreign currency transaction losses (gains), net	(4,482)	53
Deferred tax provision, net	8,088	28,901
Stock-based compensation	8,239	8,401
Amortization of debt issuance costs	619	583
Gain on repayment of other debt securities	(7,605)	—
Other-than-temporary impairment losses on equity method investments	33,400	—
(Accretion of discounts) and amortization of premiums on debt investments	(21,340)	159
Other, net	(6,634)	35,450
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	2,940	(63,563)
Other current assets, net	(46,216)	(26,402)
Trade accounts payable	(22,817)	657
Contract liabilities	549	(13,759)
Accrued expenses and other current liabilities	(489)	(27,004)
Non-current assets and non-current liabilities, net	(21,694)	(23,432)
Net cash provided by (used for) operating activities	301,023	343,317
Cash flows from investing activities:
Purchases of marketable investment securities	(1,015,650)	(540,447)
Sales and maturities of marketable investment securities	1,150,683	917,077
Expenditures for property and equipment	(206,862)	(249,374)
Refunds and other receipts related to capital expenditures	34,611	—
Expenditures for externally marketed software	(22,373)	(16,926)
Proceeds from repayment of other debt investment	148,448	—
India JV formation	—	(7,892)
Dividend received from unconsolidated affiliate	—	2,000
Sale of unconsolidated affiliate	—	7,500
Sales of other investments	—	3,070
Net cash provided by (used for) investing activities	88,857	115,008
Cash flows from financing activities:
Payment of finance lease obligations	—	(114)
Payment of in-orbit incentive obligations	(3,144)	(2,422)
Proceeds from Class A common stock issued under the Employee Stock Purchase Plan	2,953	7,173
Payment of equity registration fees	(1,327)	—
Treasury share repurchase	—	(89,303)
Net cash provided by (used for) financing activities	(1,518)	(84,666)
Effect of exchange rates on cash and cash equivalents	1,622	(3,123)
Net increase (decrease) in cash and cash equivalents	389,984	370,536
Cash and cash equivalents, including restricted amounts, beginning of period	705,882	536,874
Cash and cash equivalents, including restricted amounts, end of period	$1,095,866	$907,410
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

On August 8, 2023, the Company entered into an Agreement and Plan of Merger (“the Original Merger Agreement”) with DISH Network Corporation, a Nevada corporation (“DISH”), and Eagle Sub Corp (“Eagle Sub”), a Nevada corporation and a wholly owned subsidiary of DISH. The Original Merger Agreement provided, among other things, that subject to the satisfaction or waiver of the conditions set forth in the agreement, Eagle Sub would merge with and into EchoStar, with EchoStar surviving as a wholly owned subsidiary of DISH.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
On October 2, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with DISH and EAV Corp., a Nevada corporation and a wholly owned subsidiary of EchoStar (“Merger Sub”). The Amended Merger Agreement revises the structure of the merger of DISH and EchoStar contemplated by the Original Merger Agreement. The Amended Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the Amended Merger Agreement, Merger Sub will merge with and into DISH (the “Merger”), with DISH surviving the Merger as a wholly owned subsidiary of EchoStar. The expected proportional ownership of existing EchoStar stockholders and DISH stockholders in the combined company upon the consummation of the Merger remains the same as the expected proportional ownership contemplated by the Original Merger Agreement. Pursuant to the Amended Merger Agreement, at the effective time of the Merger, (the “Effective Time”), each share of DISH Class A Common Stock, par value $0.01 per share (“DISH Class A Common Stock”) and DISH Class C Common Stock, par value $0.01 per share (“DISH Class C Common Stock”), outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock, par value $0.001 per share (“EchoStar Class A Common Stock”), equal to 0.350877 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Class B Common Stock, par value $0.01 per share (“DISH Class B Common Stock”), outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio. Any shares of DISH Class A Common Stock, DISH Class B Common Stock and DISH Class C Common Stock (collectively, “DISH Common Stock”) that are held in DISH’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time will be cancelled and cease to exist and no consideration shall be paid or payable in respect thereof. Refer to Note 16. Subsequent Events for further details.

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

Use of Estimates

We are required to make certain estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs and relative standalone selling prices of performance obligations; (ii) allowances for doubtful accounts, and estimated credit losses on investments; (iii) deferred taxes and related valuation allowances, including uncertain tax positions; (iv) loss contingencies; (v) fair value of financial instruments; (vi) fair value of assets and liabilities acquired in business combinations; and (vii) estimates of future cash flows used to evaluate and recognize impairments.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Government Assistance

On January 1, 2022, we adopted ASU No. 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Company is currently participating in three government programs: New York-Connect America Fund, New York Broadband, and Affordable Connectivity Plan. The purpose of these programs is to provide internet and connectivity services to qualifying households in the United States. The Company is entitled to reimbursement from the government for services provided. We record gross monies received from government entities in Services and other revenue, and associated expenses such as salaries and supplies are recorded in Cost of sales - services and other, Research and development or Selling, general and administrative expenses, depending on the nature of expenditure. We accrue for reimbursement requests submitted to government entities in Trade accounts receivable and contract assets, net. During the three and nine months ended September 30, 2023, the Company recognized $4.6 million and $12.7 million in Services and other revenue, respectively. As of September 30, 2023, we have trade accounts receivable of $2.8 million related to our government programs.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

Business Combinations - Joint Venture Formations

In August 2023, the FASB issued ASU No. 2023-05 - Business Combinations—Joint Venture Formations to reduce diversity in practice and provide decision-useful information to a joint venture’s investors. The ASU requires that a joint venture apply a new basis of accounting upon formation. Specifically, the newly formed joint venture will be required to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in this ASU do not amend the definition of a joint venture, the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The guidance in this ASU is effective prospectively for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. This ASU is applied prospectively to all newly formed joint ventures on or after the adoption date.

Leases - Common Control Arrangements

In March 2023, the FASB issued ASU No. 2023-01 - Leases (Topic 842): Common Control Arrangements. Among other things, this ASU requires all lessees to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control at the end of the lease. Additional disclosures are required when the useful life of leasehold improvements to the common control group exceeds the related lease term. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this new guidance prospectively to all new leasehold improvements recognized on or after the adoption date and we do not expect it to have a material impact on our Consolidated Financial Statements.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 3. REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	September 30, 2023	December 31, 2022
Trade accounts receivable and contract assets, net:
Sales and services	$165,456	$170,466
Leasing and other	9,856	7,936
Total trade accounts receivable	175,312	178,402
Contract assets	76,831	73,435
Allowance for doubtful accounts	(16,722)	(15,358)
Total trade accounts receivable and contract assets, net	$235,421	$236,479

Contract liabilities:
Current	$122,288	$121,739
Non-current	6,999	8,326
Total contract liabilities	$129,287	$130,065

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue	$7,608	$6,175	$80,157	$115,974
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the nine months ended September 30,
	2023	2022
Balance at beginning of period	$64,447	$82,986
Additions	34,708	45,172
Amortization expense	(46,722)	(57,822)
Foreign currency translation	681	156
Balance at end of period	$53,114	$70,492

We recognized amortization expenses related to contract acquisition costs of $14.6 million and $18.2 million for the three months ended September 30, 2023 and 2022, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Performance Obligations

As of September 30, 2023, the remaining performance obligations for our customer contracts was approximately $1.2 billion. Performance obligations expected to be satisfied within one year and greater than one year are 29% and 71%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

Revenue is attributed to geographic markets based upon the billing location of the customer. The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2023
North America	$324,722	$6,446	$2,401	$333,569
South and Central America	39,843	—	—	39,843
Other	39,644	—	18	39,662
Total revenue	$404,209	$6,446	$2,419	$413,074

For the three months ended September 30, 2022
North America	$389,181	$4,981	$2,841	$397,003
South and Central America	40,290	—	—	40,290
Other	60,094	—	—	60,094
Total revenue	$489,565	$4,981	$2,841	$497,387

For the nine months ended September 30, 2023
North America	$1,038,234	$18,563	$7,460	$1,064,257
South and Central America	119,528	—	—	119,528
Other	121,977	—	18	121,995
Total revenue	$1,279,739	$18,563	$7,478	$1,305,780

For the nine months ended September 30, 2022
North America	$1,187,301	$14,305	$8,413	$1,210,019
South and Central America	125,256	—	—	125,256
Other	162,955	—	7	162,962
Total revenue	$1,475,512	$14,305	$8,420	$1,498,237

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2023
Services and other revenue:
Services	$341,575	$4,308	$1,344	$347,227
Lease revenue	8,925	2,138	1,059	12,122
Total services and other revenue	350,500	6,446	2,403	359,349
Equipment revenue:
Equipment	24,701	—	16	24,717
Design, development and construction services	26,235	—	—	26,235
Lease revenue	2,773	—	—	2,773
Total equipment revenue	53,709	—	16	53,725
Total revenue	$404,209	$6,446	$2,419	$413,074

For the three months ended September 30, 2022
Services and other revenue:
Services	$383,739	$3,247	$1,606	$388,592
Lease revenue	9,822	1,734	1,234	12,790
Total services and other revenue	393,561	4,981	2,840	401,382
Equipment revenue:
Equipment	33,585	—	1	33,586
Design, development and construction services	60,605	—	—	60,605
Lease revenue	1,814	—	—	1,814
Total equipment revenue	96,004	—	1	96,005
Total revenue	$489,565	$4,981	$2,841	$497,387

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2023
Services and other revenue:
Services	$1,054,348	$12,205	$4,196	$1,070,749
Lease revenue	28,013	6,358	3,266	37,637
Total services and other revenue	1,082,361	18,563	7,462	1,108,386
Equipment revenue:
Equipment	72,348	—	16	72,364
Design, development and construction services	114,615	—	—	114,615
Lease revenue	10,415	—	—	10,415
Total equipment revenue	197,378	—	16	197,394
Total revenue	$1,279,739	$18,563	$7,478	$1,305,780

For the nine months ended September 30, 2022
Services and other revenue:
Services	$1,181,461	$9,343	$4,474	$1,195,278
Lease revenue	30,711	4,962	3,939	39,612
Total services and other revenue	1,212,172	14,305	8,413	1,234,890
Equipment revenue:
Equipment	86,878	—	7	86,885
Design, development and construction services	172,821	—	—	172,821
Lease revenue	3,641	—	—	3,641
Total equipment revenue	263,340	—	7	263,347
Total revenue	$1,475,512	$14,305	$8,420	$1,498,237

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Sales-type lease revenue:
Revenue at lease commencement	$2,272	$1,514	$8,913	$2,735
Interest income	501	300	1,502	906
Total sales-type lease revenue	2,773	1,814	10,415	3,641
Operating lease revenue	12,122	12,790	37,637	39,612
Total lease revenue	$14,895	$14,604	$48,052	$43,253

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 4. MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	September 30, 2023	December 31, 2022
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$175,444	$160,559
Commercial paper	518,641	687,927
Other debt securities	66,072	17,695
Total available-for-sale debt securities	760,157	866,181
Equity securities	142,590	118,790
Total marketable investment securities, including restricted amounts	902,747	984,971
Less: Restricted marketable investment securities	(8,003)	(11,056)
Total marketable investment securities	$894,744	$973,915
Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2023
Corporate bonds	$173,714	$1,830	$(100)	$175,444
Commercial paper	518,641	—	—	518,641
Other debt securities	66,083	—	(11)	66,072
Total available-for-sale debt securities	$758,438	$1,830	$(111)	$760,157
As of December 31, 2022
Corporate bonds	$160,494	$125	$(60)	$160,559
Commercial paper	687,956	—	(29)	687,927
Other debt securities	17,785	—	(90)	17,695
Total available-for-sale debt securities	$866,235	$125	$(179)	$866,181

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$71,586	$—	$209,063	$37,904

As of September 30, 2023, we have $752.4 million of available-for-sale debt securities with contractual maturities of one year or less and $7.8 million with contractual maturities greater than one year.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$1,430	$34,121	$3,457	$34,374
Gains (losses) on investments, net	$13,637	$18,273	$816	$26,536

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of September 30, 2023
Cash equivalents (including restricted)	$536	$984,843	$985,379
Available-for-sale debt securities:
Corporate bonds	$—	$175,444	$175,444
Commercial paper	—	518,641	518,641
Other debt securities	61,212	4,860	66,072
Total available-for-sale debt securities	61,212	698,945	760,157
Equity securities	133,968	8,622	142,590
Total marketable investment securities, including restricted amounts	195,180	707,567	902,747
Less: Restricted marketable investment securities	(8,003)	—	(8,003)
Total marketable investment securities	$187,177	$707,567	$894,744

As of December 31, 2022
Cash equivalents (including restricted)	$657	$595,814	$596,471
Available-for-sale debt securities:
Corporate bonds	$—	$160,559	$160,559
Commercial paper	—	687,927	687,927
Other debt securities	15,968	1,727	17,695
Total available-for-sale debt securities	15,968	850,213	866,181
Equity securities	109,002	9,788	118,790
Total marketable investment securities, including restricted amounts	124,970	860,001	984,971
Less: Restricted marketable investment securities	(11,056)	—	(11,056)
Total marketable investment securities	$113,914	$860,001	$973,915

As of September 30, 2023 and December 31, 2022, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 5. PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	September 30, 2023	December 31, 2022
Property and equipment, net:
Satellites, net	$1,506,838	$1,563,033
Other property and equipment, net	637,869	674,584
Total property and equipment, net	$2,144,707	$2,237,617

Satellites

As of September 30, 2023, our satellite fleet consisted of ten satellites, seven of which are owned and three of which are leased. They are all in geosynchronous (“GEO”) orbit, approximately 22,300 miles above the equator.

The following table presents our GEO satellite fleet in service as of September 30, 2023:

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
(1) Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed the acquisition of Hughes Communications, Inc. (“Hughes Communications”) and its subsidiaries in 2011 (the “Hughes Acquisition”). The satellite is expected to de-orbit in the fourth quarter of 2023.
(2) Upon consummation of our joint venture with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in November 2019, we acquired the Brazilian Ka-band payload on this satellite with a remaining useful life of 7 years as of that time. In the second quarter of 2023 we reduced the estimated useful life of the satellite as a result of certain technical anomalies. In order to safeguard the future operability of the satellite, the Company has, in conjunction with recommendations from the satellite manufacturer, implemented immediate and long-term remedial actions. A revised estimate of the satellite’s remaining lifetime has been calculated using operational data of the first two quarters. The Company has updated the remaining useful life of AY3 and related ground assets prospectively from April 1, 2023, to reflect the change in estimate. This has increased the depreciation expense for the current nine-month period by $7.4 million. The increase is expected to be $11.1 million for the full year 2023 and $12.8 million for the year 2024, respectively. Although the anomalies are expected to shorten the remaining useful life of the satellite, they have not affected its current operation.
(3) We own the Ka-band and Ku-band payloads on this satellite.
(4) The Company placed the satellite in an inclined-orbit in the first quarter of 2023. Inclined-orbit will extend its life to enable further revenue generating opportunities.
(5) We acquired the S-band payload on this satellite in December 2013. Prior to acquisition, the S-band payload experienced an anomaly at the time of launch and, as a result, was not fully operational. The satellite was de-orbited in the fourth quarter of 2023.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		September 30, 2023	December 31, 2022
Satellites, net:
Satellites - owned	5 to 15	$1,805,408	$1,808,924
Satellites - acquired under finance leases	15	364,820	360,642
Construction in progress	—	646,284	608,773
Total satellites		2,816,512	2,778,339
Accumulated depreciation:
Satellites - owned		(1,167,853)	(1,093,412)
Satellites - acquired under finance leases		(141,821)	(121,894)
Total accumulated depreciation		(1,309,674)	(1,215,306)
Total satellites, net		$1,506,838	$1,563,033

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Depreciation expense:
Satellites - owned	$25,853	$24,176	$75,764	$72,654
Satellites - acquired under finance leases	6,126	6,003	18,245	18,127
Total depreciation expense	$31,979	$30,179	$94,009	$90,781

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Capitalized interest	$12,150	$11,130	$35,524	$32,395

Construction in Progress

In August 2017, we entered into a contract for the design and construction of the EchoStar XXIV satellite, a next-generation, high throughput geostationary satellite. Once in service, the satellite is expected to bring further consumer broadband capacity across North and South America and generate additional sales in other markets, including in-flight Wi-Fi, enterprise networking and cellular backhaul for mobile network operators across the two continents. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in Corporate and Other. The satellite was launched in July 2023 and reached its orbital position at 95.2W in September 2023. The satellite is currently under testing and is expected to begin service in December 2023.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellite-Related Commitments

As of September 30, 2023 and December 31, 2022, our satellite-related commitments were $144.2 million and $169.3 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites, and commitments for satellite service arrangements.

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

In the second quarter of 2023, we reduced the estimated useful life of the Al Yah 3 satellite, which serves our Brazilian customers, as a result of certain technical anomalies. In order to safeguard the future operability of the satellite, the Company has, in accordance with recommendations from the satellite manufacturer, implemented immediate and long-term remedial actions. A revised estimate of the satellite’s remaining lifetime has been calculated using operational data of two previous quarters. Although the anomalies are expected to shorten the remaining useful life of the satellite, they have not affected its current operation.

Except as described above, we are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended September 30, 2023.

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures.

Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which the Company and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite.

We also have obtained certain insurance for our EchoStar XXIV satellite covering launch plus the first year of operations. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Fair Value of In-Orbit Incentives

As of September 30, 2023 and December 31, 2022, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $47.1 million and $50.2 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 6. REGULATORY AUTHORIZATIONS
The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2021	$57,137	$(29,088)	$28,049	$441,717	$469,766
Amortization expense	—	(3,129)	(3,129)	—	(3,129)
Currency translation adjustments	(5,582)	3,636	(1,946)	(4,607)	(6,553)
Balance, September 30, 2022	$51,555	$(28,581)	$22,974	$437,110	$460,084

Balance, December 31, 2022	$55,316	$(31,946)	$23,370	$439,161	$462,531
Amortization expense	—	(3,856)	(3,856)	—	(3,856)
Currency translation adjustments	598	136	734	54	788
Balance, September 30, 2023	$55,914	$(35,666)	$20,248	$439,215	$459,463

Weighted-average useful life (in years)		13

NOTE 7. OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	September 30, 2023	December 31, 2022
Other investments, net:
Equity method investments	$45,048	$83,523
Other equity investments	91,407	141,307
Other debt investments, net	—	131,875
Total other investments, net	$136,455	$356,705

Equity Method Investments

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites. During the nine months ended September 30, 2023, we recorded an impairment charge of $33.4 million related to our investment as a result of increased competition and the economic environment for this business. We estimated the fair value of our investment by using the combination of the discounted cash flow model and market value approach.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents revenue recognized by the Company from our equity method investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Deluxe	$1,445	$1,243	$4,233	$3,901
BCS	$924	$2,600	$2,573	$6,321

The following table presents trade accounts receivable from our equity method investments:

	As of
	September 30, 2023	December 31, 2022
Deluxe	$833	$3,026
BCS	$4,061	$5,062

Other Equity Investments
We hold investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer.
In the third quarter of 2023, we recorded a loss of $24.4 million related to a decline in value of an investment previously held on a cost-basis method, due to fair value becoming determinable as a result of a merger between that entity and a publicly traded entity. Starting September 30, 2023, and for all subsequent periods, the investment is classified as marketable investment securities.
The following table presents the activity on our investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Gain (loss) on investments, net	$(24,403)	$—	$(24,403)	$49,888

Other Debt Investments, Net
In April, 2023, we received full repayment with proceeds of $148.4 million related to our Other debt investments, net. As such, we recorded a gain of $7.6 million in Other, net for the nine months ended September 30, 2023.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 8. LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		September 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$677,970	$750,000	$727,763
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	642,195	750,000	707,490
Less: Unamortized debt issuance costs		(2,604)	—	(3,223)	—
Total long-term debt, net		$1,497,396	$1,320,165	$1,496,777	$1,435,253
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

Our income tax provision was $8.5 million for the three months ended September 30, 2023 compared to our income tax provision of $13.2 million for the three months ended September 30, 2022. Our effective income tax rate was 94.1% and 40.3% for the three months ended September 30, 2023 and 2022, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the for the three months ended September 30, 2023 were primarily due to excluded investment impairment losses and the impact of research and development credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Our income tax provision was $38.8 million for the nine months ended September 30, 2023 compared to our income tax provision of $51.4 million for the nine months ended September 30, 2022. Our effective income tax rate was 50.9% and 30.2% for the nine months ended September 30, 2023 and 2022, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2023 were primarily due to excluded investment impairment losses and excluded foreign losses where the Company carries a full valuation allowance. The variations in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2022, were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 10. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS for our Class A and B common stock:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss) attributable to EchoStar Corporation common stock	$3,244	$22,403	$43,442	$127,704

Weighted-average common shares outstanding:
Basic	83,850	83,140	83,653	84,424
Dilutive impact of stock awards outstanding	—	—	27	25
Diluted	83,850	83,140	83,680	84,449

Earnings (losses) per share:
Basic	$0.04	$0.27	$0.52	$1.51
Diluted	$0.04	$0.27	$0.52	$1.51

Diluted earnings per share excludes the following weighted average potential Class A common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Weighted-average stock options	5,595	6,443	5,650	6,418
Weighted-average restricted stock units	200	—	173	—

NOTE 11. RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar and DISH have operated as separate publicly-traded companies since 2008 (the “Spin-off”). A substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family. See Note 1 - Organization and Business Activities and Note 16 - Subsequent Events for further details on the proposed merger with DISH.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“DISH Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH Network and our former joint venture Dish Mexico, and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) DISH Merger Sub merged with and into BSS Corp. (the “BSS Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.235 shares of DISH Class A common stock, par value $0.001 per share ((i) - (iii) collectively, the “BSS Transaction”).

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Services and other revenue - DISH Network	$5,991	$7,491	$18,703	$22,940

The following table presents the related trade accounts receivable:

	As of
	September 30, 2023	December 31, 2022
Trade accounts receivable - DISH Network	$7,730	$3,492

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless these services are terminated by DISH Network upon at least 90 days’ written notice to us. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below). As a result, we and DISH Network amended the TerreStar Agreements to suspend our provision of warranty services to DISH Network from April 2020 through December 2020. Following the expiration of this suspension, we have recommenced providing warranty services to DISH Network. In May 2022, we and DISH Network amended the agreement for the provision of hosting services to extend the term until May 2027. The price for warranty and operations and maintenance services is only valid until December 31, 2023. As such, if those services are to continue beyond December 31, 2023, DISH Network and HNS must agree on the price for these services as of January 1, 2024.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our Gen 4 HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for our Gen 4 HughesNet service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Gen 4 HughesNet service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one-year terms unless terminated by either party with a written notice at least 180 days’before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Gen 4 HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges. The price for warranty and operations and maintenance services is only valid until December 31, 2023. As such, if those services are to continue beyond December 31, 2023, DBSD North America and HNS must agree on the price for these services as of January 1, 2024.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating expenses - DISH Network	$1,910	$1,401	$4,717	$4,070

The following table presents the related trade accounts payable:

	As of
	September 30, 2023	December 31, 2022
Trade accounts payable - DISH Network	$1,465	$669

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

Real Estate Leases from DISH Network. Effective March 2017, we entered into a lease with DISH Network for certain space at 530 EchoStar Drive in Cheyenne, Wyoming for an initial period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one-year period ending in February 2020. In connection with the BSS Transaction, we transferred the Cheyenne Satellite Operations Center, including any equipment, software licenses, and furniture located within, to DISH Network and amended this lease to reduce the space provided to us for the Cheyenne Satellite Access Center for a period ending in September 2021. In March 2021, we exercised our option to renew this lease for a one-year period ending September 2022 and amended the lease to provide us the option to renew this lease for up to three additional years. In November 2021, we exercised our option to renew this lease for a one-year period ending September 2023, at which time this lease expired.

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

Hughes Broadband Master Services Agreement. In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network. Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2024 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $0.5 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Whidbey Island 5G Network Test Bed Subcontract. In June 2022, we and DISH Wireless entered into a subcontract (“DISH Subcontract”) pursuant to which DISH provides access and use of a DISH lab, technical support and integration and testing support for the 5G network test bed to be delivered by Hughes to its customer. DISH Wireless additionally has agreed to lease certain licensed wireless spectrum to Hughes in connection with the project. Between June 2022 and October 2023, the scope of the DISH Subcontract has expanded to include additional spectrum leases and construction and related services work at Whidbey Island and the Lualualei Annex.

Launch Credit. EchoStar Global Australia Pty Ltd (“EchoStar Australia”) previously entered into four launch services agreements pursuant to which EchoStar Australia held credits that may be applied to a future launch for EchoStar Australia or an affiliate. To ensure the use of this credit prior to its expiration, EchoStar Australia and DISH Orbital II L.L.C. (“DISH Orbital II”) agreed that EchoStar Australia would transfer the launch credit to DISH Orbital II for application against costs of a launch for DISH Orbital II. DISH Orbital II agreed to make a cash payment to EchoStar Australia.

Other Receivables - DISH Network

The following table presents our other receivables owed from DISH Network:

	As of
	September 30, 2023	December 31, 2022
Other receivables - DISH Network, noncurrent	$77,751	$74,923

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Other Agreements

Master Transaction Agreement. In May 2019, we and BSS Corp. entered into the Master Transaction Agreement with DISH and DISH Merger Sub with respect to the BSS Transaction. Pursuant to the terms of the Master Transaction Agreement, on September 10, 2019: (i) we transferred the BSS Business to BSS Corp.; (ii) we completed the Distribution; and (iii) immediately after the Distribution, (1) BSS Corp. became a wholly-owned subsidiary of DISH such that DISH owns and operates the BSS Business and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.235 shares of DISH Common Stock. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. The Master Transaction Agreement contained customary representations and warranties by us and DISH Network, including our representations relating to the assets, liabilities and financial condition of the BSS Business, and representations by DISH Network relating to its financial condition and liabilities. We and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
(Unaudited)
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

NOTE 12. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the former President of our subsidiary Hughes Communications and Vice-Chair of our board of directors (effective January 1, 2023), and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2023. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”) as of September 30, 2023. In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue from TSI of $0.5 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million, and $1.5 million for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023 we had no trade accounts receivable from TSI.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the components of the accrual:

	As of
	September 30, 2023	December 31, 2022
Additional license fees	$3,411	$3,425
Penalties	3,501	3,516
Interest and interest on penalties	81,592	78,327
Less: Payments	(27,855)	(17,785)
Total accrual	60,649	67,483
Less: Current portion	10,147	10,191
Total long-term accrual	$50,502	$57,292

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

NOTE 14. SEGMENT REPORTING

Business segments are components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We operate in two business segments: Hughes segment and ESS segment.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”).

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2023
External revenue	$404,209	$5,873	$2,992	$413,074
Intersegment revenue	—	573	(573)	—
Total revenue	$404,209	$6,446	$2,419	$413,074

Capital expenditures	$51,214	$130	$27,820	$79,164
EBITDA	$142,204	$4,868	$(45,812)	$101,260

For the three months ended September 30, 2022
External revenue	$489,565	$4,588	$3,234	$497,387
Intersegment revenue	—	393	(393)	—
Total revenue	$489,565	$4,981	$2,841	$497,387

Capital expenditures	$50,783	$—	$10,674	$61,457
EBITDA	$175,010	$3,446	$(32,963)	$145,493

For the nine months ended September 30, 2023
External revenue	$1,279,739	$16,940	$9,101	$1,305,780
Intersegment revenue	—	1,623	(1,623)	—
Total revenue	$1,279,739	$18,563	$7,478	$1,305,780

Capital expenditures	$142,189	$130	$29,932	$172,251
EBITDA	$440,435	$14,085	$(99,979)	$354,541

For the nine months ended September 30, 2022
External revenue	$1,475,512	$13,366	$9,359	$1,498,237
Intersegment revenue	—	939	(939)	—
Total revenue	$1,475,512	$14,305	$8,420	$1,498,237

Capital expenditures	$176,665	$—	$72,709	$249,374
EBITDA	$546,108	$9,658	$(16,023)	$539,743

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Income (loss) before income taxes	$9,079	$32,745	$76,217	$170,335
Interest income, net	(26,209)	(14,183)	(78,331)	(29,677)
Interest expense, net of amounts capitalized	12,650	13,845	39,176	43,125
Depreciation and amortization	103,028	110,233	311,474	347,224
Net loss (income) attributable to non-controlling interests	2,712	2,853	6,005	8,736
EBITDA	$101,260	$145,493	$354,541	$539,743

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 15. SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	September 30, 2023	December 31, 2022
Other current assets, net:
Inventory	$167,511	$123,606
Prepaids and deposits	58,865	61,877
Trade accounts receivable - DISH Network	7,730	3,492
Other, net	14,135	21,471
Total other current assets	$248,241	$210,446

Other non-current assets, net:
Capitalized software, net	$117,473	$116,841
Contract acquisition costs, net	53,114	64,447
Other receivables - DISH Network	77,751	74,923
Other receivables, net	33,340	15,072
Restricted marketable investment securities	8,003	11,056
Deferred tax assets, net	8,955	8,011
Restricted cash	1,335	1,342
Contract fulfillment costs, net	1,780	1,931
Other, net	24,734	23,439
Total other non-current assets, net	$326,485	$317,062

Inventory

The following table presents the components of inventory:

	As of
	September 30, 2023	December 31, 2022
Raw materials	$40,227	$32,920
Work-in-process	24,964	16,408
Finished goods	102,320	74,278
Total inventory	$167,511	$123,606

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	September 30, 2023	December 31, 2022
Accrued expenses and other current liabilities:
Accrued compensation	$56,310	$56,337
Accrued expenses	52,044	39,875
Operating lease obligation	17,855	17,854
Accrued interest	16,417	39,245
Accrued taxes	14,197	12,603
Accrual for license fee dispute	10,147	10,191
In-orbit incentive obligations	4,737	5,369
Trade accounts payable - DISH Network	1,465	669
Other	18,928	17,710
Total accrued expenses and other current liabilities	$192,100	$199,853

Other non-current liabilities:
Accrual for license fee dispute	$50,502	$57,292
In-orbit incentive obligations	42,324	44,836
Contract liabilities	6,999	8,326
Other	9,571	9,333
Total other non-current liabilities	$109,396	$119,787

Supplemental and Non-cash Investing and Financing Activities

The following table presents the year-to-date supplemental and non-cash investing and financing activities:

	For the nine months ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$64,928	$66,943
Cash paid for income taxes, net of refunds	$19,976	$32,577

Non-cash investing and financing activities:
Employee benefits paid in Class A common stock	$5,421	$7,042
Increase (decrease) in capital expenditures included in accounts payable, net	$(3,453)	$(22,146)
Non-cash net assets received as part of the India JV formation	$—	$36,701

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 16. SUBSEQUENT EVENTS

On October 2, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger with DISH and EAV Corp., a Nevada corporation and a wholly owned subsidiary of EchoStar. The Amended Merger Agreement revises the structure of the merger of DISH and EchoStar contemplated by the Original Merger Agreement. The Amended Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the Amended Merger Agreement, Merger Sub will merge with and into DISH, with DISH surviving the Merger as a wholly owned subsidiary of EchoStar. The expected proportional ownership of existing EchoStar stockholders and DISH stockholders in the combined company upon the consummation of the Merger remains the same as the expected proportional ownership contemplated by the Original Merger Agreement. Pursuant to the Amended Merger Agreement, at the effective time of the Merger, each share of DISH Class A Common Stock, par value $0.01 per share, and DISH Class C Common Stock, par value $0.01 per share, outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock, par value $0.001 per share, equal to 0.350877. On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Class B Common Stock, par value $0.01 per share, outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock, par value $0.001 per share, equal to the Exchange Ratio. Any shares of DISH Class A Common Stock, DISH Class B Common Stock and DISH Class C Common Stock that are held in DISH’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time will be cancelled and cease to exist and no consideration shall be paid or payable in respect thereof.

Concurrently with the entry into the Amended Merger Agreement, Charles W. Ergen and Ergen family stockholders entered into an amended support agreement with the Company and DISH, pursuant to which the Ergen stockholders agreed to not vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them, other than with respect of any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing of the Merger. The parties have agreed to enter into a registration rights agreement reasonably acceptable to the parties providing for the registration of the Ergen stockholders’ shares of EchoStar Class A Common Stock or EchoStar Class B Common Stock received as part of the Merger consideration and/or EchoStar Class B Common Stock held by such stockholders immediately prior to the closing of the Merger, at EchoStar’s sole cost and expense.

The board of directors of the Company (the “Board”), acting upon the unanimous recommendation of a special transaction committee of independent directors of the Board, has unanimously approved, adopted and declared advisable the Amended Merger Agreement and the transactions contemplated by the Amended Merger Agreement. The closing of the Merger is expected to occur in the fourth calendar quarter of 2023, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Amended Merger Agreement provides certain termination rights for each of the Company and DISH including, among others, if the consummation of the Merger does not occur on or before April 2, 2024.

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

On August 8, 2023, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with DISH Network Corporation, a Nevada corporation (“DISH”), and Eagle Sub Corp, a Nevada corporation and a wholly owned subsidiary of DISH. The Original Merger Agreement provided, among other things, that subject to the satisfaction or waiver of the conditions set forth in the agreement, Eagle Sub Corp would merge with and into EchoStar, with EchoStar surviving as a wholly owned subsidiary of DISH.

On October 2, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with DISH and EAV Corp., a Nevada corporation and a wholly owned subsidiary of EchoStar (“Merger Sub”). The Amended Merger Agreement revises the structure of the merger of DISH and EchoStar contemplated by the Original Merger Agreement. The Amended Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the Amended Merger Agreement, Merger Sub will merge with and into DISH (the “Merger”), with DISH surviving the Merger as a wholly owned subsidiary of EchoStar. The expected proportional ownership of existing EchoStar stockholders and DISH stockholders in the combined company upon the consummation of the Merger remains the same as the expected proportional ownership contemplated by the Original Merger Agreement. Pursuant to the Amended Merger Agreement, at the effective time of the Merger, (the “Effective Time”), each share of DISH Class A Common Stock, par value $0.01 per share (“DISH Class A Common Stock”) and DISH Class C Common Stock, par value $0.01 per share (“DISH Class C Common Stock”), outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock, par value $0.001 per share (“EchoStar Class A Common Stock”), equal to 0.350877 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Class B Common Stock, par value $0.01 per share (“DISH Class B Common Stock”), outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio. Any shares of DISH Class A Common Stock, DISH Class B Common Stock and DISH Class C Common Stock (collectively, “DISH Common Stock”) that are held in DISH’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time will be cancelled and cease to exist and no consideration shall be paid or payable in respect thereof.

Concurrently with the entry into the Amended Merger Agreement, Charles W. Ergen and Ergen family stockholders entered into an amended support agreement with the Company and DISH, pursuant to which they have agreed to not vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them, other than with respect of any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing of the Merger. Under the terms of the amended support agreement, EchoStar and the Ergen Stockholders will enter into a registration rights agreement reasonably acceptable to the parties prior to the closing of the Merger providing for the registration of such stockholders’ shares of EchoStar Class A Common Stock or EchoStar Class B Common Stock received as part of the Merger consideration and/or shares of EchoStar Class B Common Stock held by such stockholders immediately prior to the closing of the Merger, at EchoStar’s sole cost and expense.

Upon the consummation of the Merger, the Company Board will consist of eleven directors, comprised of (i) seven individuals who were members of the DISH board as of immediately prior to the Merger, (ii) three individuals who were independent directors on the Company Board as of immediately prior to the Merger and (iii) the President and Chief Executive Officer of EchoStar. The Company and DISH will consult with each other in connection with selecting the directors of the existing Company Board who will continue to serve on the Company Board from and after the Merger.

The board of directors of the Company (the “Board”), acting upon the unanimous recommendation of a special transaction committee of independent directors of the Board, has unanimously approved, adopted and declared advisable the Amended Merger Agreement and the transactions contemplated by the Amended Merger Agreement. The closing of the Merger is expected to occur in the fourth calendar quarter of 2023, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Amended Merger Agreement provides certain termination rights for each of the Company and DISH, including, among others, if the consummation of the Merger does not occur on or before April 2, 2024.

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

Anticipating the commencement of commercial operations of the EchoStar XXIV satellite, as discussed below, our consumer business, marketed under the HughesNet® brand, has been focused on optimizing financial returns of our existing satellites, while planning for new satellite capacity. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/Subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. We expect that our enterprise business will also benefit from the new capacity added with EchoStar XXIV. The growth of our enterprise and consumer businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Prior to the launch of EchoStar XXIV, we were nearing or had reached capacity in most areas of the U.S., which constrained growth within our consumer subscriber base. Growth within our Latin America consumer subscriber base in certain areas had also become capacity constrained. These constraints are expected to be addressed by the EchoStar XXIV satellite.

The EchoStar XXIV satellite launched in July 2023 and is expected to begin service in December 2023. Once in service, the satellite is expected to bring further consumer broadband capacity across North and South America and generate additional sales in other markets, including in-flight Wi-Fi, enterprise networking and cellular backhaul for mobile network operators across the two continents.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	September 30, 2023	June 30, 2023
United States	801,000	846,000
Latin America	262,000	276,000
Total broadband subscribers	1,063,000	1,122,000

The following table presents the approximate number of net subscriber decreases:

	For the three months ended
	September 30, 2023	June 30, 2023
United States	(45,000)	(44,000)
Latin America	(14,000)	(11,000)
Total net subscriber decreases	(59,000)	(55,000)

Our ability to gain new customers and retain existing customers in the U.S. is being impacted by our capacity limitations, competitive pressure from satellite-based competitors and other technologies, and increased bandwidth usage on average by our existing customers. For the three months ended September 30, 2023, these factors resulted in lower total subscribers as compared to the three months ended June 30, 2023.

Our ability to gain new customers and retain existing customers in Latin America were tempered by our focus on more profitable consumer segments and our allocation of capacity to enterprise opportunities. Capacity constraints in certain other areas also limit our ability to add new subscribers. For the three months ended September 30, 2023, the decline in net subscribers was primarily due to more selective customer screening as compared to the three months ended June 30, 2023.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for higher economic value enterprise and government applications in Latin America. Continued success of this strategy will further reduce the available capacity for consumers.

As of September 30, 2023, our Hughes segment had $1.5 billion of contracted revenue backlog, which was primarily flat compared to December 31, 2022. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of September 30, 2023, our ESS segment had $13.2 million of contracted revenue backlog, a decrease of 40.8%, as compared to December 31, 2022, primarily due to the recognition of revenue of existing contracts. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

In the second quarter of 2023, we reduced the estimated useful life of the Al Yah 3 satellite, which serves our Brazilian customers, as a result of certain technical anomalies. In order to safeguard the future operability of the satellite, the Company has, in conjunction with recommendations from the satellite manufacturer, implemented immediate and long-term remedial actions. A revised estimate of the satellite’s remaining lifetime has been calculated using operational data of two previous quarters. Although the anomalies are expected to shorten the remaining useful life of the satellite, they have not affected its current operation.

We are not aware of any other anomalies with respect to our owned or leased satellites as of September 30, 2023. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the nine months ended September 30, 2023 and through November 6, 2023. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

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

Other, net. Other, net primarily includes dividends received from our marketable investment securities, gains from repayment of other debt investments, transaction costs related to the proposed merger with DISH Network Corporation, and other non-operating income and expense items that are not appropriately classified elsewhere in the Consolidated Statements of Operations in our Consolidated Financial Statements.

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

Highlights from our Financial Results

Consolidated Results of Operations for the Three Months Ended September 30, 2023:

• Revenue of $413.1 million
•Operating income of $22.1 million
•Net income of $0.5 million
•Net income attributable to EchoStar common stock of $3.2 million and basic and diluted earnings per share of common stock of $0.04
•EBITDA of $101.3 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of September 30, 2023:

•Total assets of $6.2 billion
•Total liabilities of $2.5 billion
•Total stockholders’ equity of $3.7 billion
•Cash and cash equivalents and marketable investment securities of $2.0 billion

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table presents our consolidated results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

	For the three months ended September 30,		Variance
Statements of Operations Data (1)	2023	2022	Amount	%
Revenue:
Services and other revenue	$359,349	$401,382	$(42,033)	(10.5)
Equipment revenue	53,725	96,005	(42,280)	(44.0)
Total revenue	413,074	497,387	(84,313)	(17.0)
Costs and expenses:
Cost of sales - services and other	133,335	145,189	(11,854)	(8.2)
% of total services and other revenue	37.1%	36.2%
Cost of sales - equipment	43,180	74,329	(31,149)	(41.9)
% of total equipment revenue	80.4%	77.4%
Selling, general and administrative expenses	104,988	111,421	(6,433)	(5.8)
% of total revenue	25.4%	22.4%
Research and development expenses	6,463	9,181	(2,718)	(29.6)
% of total revenue	1.6%	1.8%
Depreciation and amortization	103,028	110,233	(7,205)	(6.5)
Total costs and expenses	390,994	450,353	(59,359)	(13.2)
Operating income (loss)	22,080	47,034	(24,954)	(53.1)
Other income (expense):
Interest income, net	26,209	14,183	12,026	84.8
Interest expense, net of amounts capitalized	(12,650)	(13,845)	1,195	(8.6)
Gains (losses) on investments, net	(10,743)	(10,077)	(666)	6.6
Equity in earnings (losses) of unconsolidated affiliates, net	(1,978)	(1,426)	(552)	38.7
Foreign currency transaction gains (losses), net	(2,089)	(2,805)	716	(25.5)
Other, net	(11,750)	(319)	(11,431)	*
Total other income (expense), net	(13,001)	(14,289)	1,288	(9.0)
Income (loss) before income taxes	9,079	32,745	(23,666)	(72.3)
Income tax benefit (provision), net	(8,547)	(13,195)	4,648	(35.2)
Net income (loss)	532	19,550	(19,018)	(97.3)
Less: Net loss (income) attributable to non-controlling interests	2,712	2,853	(141)	(4.9)
Net income (loss) attributable to EchoStar Corporation common stock	$3,244	$22,403	$(19,159)	(85.5)

Other data:
EBITDA (2)	$101,260	$145,493	$(44,233)	(30.4)
Subscribers, end of period	1,063,000	1,285,000	(222,000)	(17.3)
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

The following discussion relates to our results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

Services and other revenue. Services and other revenue totaled $359.3 million for the three months ended September 30, 2023, a decrease of $42.0 million, or 10.5%, as compared to 2022. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $40.4 million.

Equipment revenue. Equipment revenue totaled $53.7 million for the three months ended September 30, 2023, a decrease of $42.3 million, or 44.0%, as compared to 2022. The decrease was primarily attributable to decreases in hardware sales to our North American enterprise customers of $27.0 million and a decrease in hardware sales to our international enterprise customers of $16.0 million.

Cost of sales - services and other. Cost of sales - services and other totaled $133.3 million for the three months ended September 30, 2023, a decrease of $11.9 million, or 8.2%, as compared to 2022. The decrease was primarily attributable to the corresponding decrease in services and other revenue.

Cost of sales - equipment. Cost of sales - equipment totaled $43.2 million for the three months ended September 30, 2023, a decrease of $31.1 million, or 41.9%, as compared to 2022. The decrease was primarily attributable to the corresponding decrease in equipment revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $105.0 million for the three months ended September 30, 2023, a decrease of $6.4 million, or 5.8%, as compared to 2022. The decrease was primarily attributable to decreases in sales and marketing expenses of $5.4 million and bad debt expense of $1.1 million.

Depreciation and amortization. Depreciation and amortization expenses totaled $103.0 million for the three months ended September 30, 2023, a decrease of $7.2 million, or 6.5%, as compared to 2022. The decrease was primarily attributable to a decrease in non-satellite depreciation expense of $9.6 million, partially offset by an increase in satellite depreciation expense of $2.0 million.

Interest income, net. Interest income, net totaled $26.2 million for the three months ended September 30, 2023, an increase of $12.0 million, as compared to 2022, primarily attributable to increases in the yield on our marketable investment securities and an increase in our marketable investment securities average balance.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized totaled $12.7 million for the three months ended September 30, 2023, a decrease of $1.2 million, or 8.6%, as compared to 2022. The decrease was primarily attributable to an increase of $1.0 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net. Gains (losses) on investments, net totaled $10.7 million in losses for the three months ended September 30, 2023 as compared to $10.1 million in losses for the three months ended September 30, 2022, an increase in losses of $0.7 million. The change was primarily due to a loss of $28.3 million related to the exit of our investment in Dish Mexico for the three months ended September 30, 2022 compared to a loss of $24.4 million due to a decline in value of an equity investment previously held on a cost-basis method during the three months ended September 30, 2023, partially offset by a decrease in net gains on marketable equity securities of $4.6 million.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $2.1 million in losses for the three months ended September 30, 2023, as compared to $2.8 million in losses for the three months ended September 30, 2022. The positive change of $0.7 million was primarily due to the net impact of foreign exchange rate fluctuations of certain foreign currencies in Latin America.

Other, net. Other, net totaled $11.8 million expense for the three months ended September 30, 2023, as compared to $0.3 million expense for the three months ended September 30, 2022. The increase was primarily attributable to transaction costs related to the proposed merger with DISH Network Corporation.

Income tax benefit (provision), net. Income tax benefit (provision), net was $8.5 million provision for the three months ended September 30, 2023, as compared to $13.2 million provision for the three months ended September 30, 2022. Our effective income tax rate was 94.1% and 40.3% for the three months ended September 30, 2023 and 2022, respectively. The variations in our effective tax rate from the U.S federal statutory rate for the three months ended September 30, 2023 were primarily due to excluded investment impairment losses and the impact of research and development credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Net income (loss) attributable to EchoStar Corporation common stock. The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the three months ended September 30, 2022	$22,403
Increase (decrease) in interest income, net	12,026
Decrease (increase) in income tax benefit (provision), net	4,648
Decrease (increase) in interest expense, net of amounts capitalized	1,195
Increase (decrease) in foreign currency transaction gains (losses), net	716
Increase (decrease) in net income (loss) attributable to non-controlling interest	(141)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(552)
Decrease (increase) in gains (losses) on investments, net	(666)
Increase (decrease) in other, net	(11,431)
Increase (decrease) in operating income (loss), including depreciation and amortization	(24,954)
Net income (loss) attributable to EchoStar Corporation for the three months ended September 30, 2023	$3,244

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section. The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements:

	For the three months ended September 30,		Variance
	2023	2022	Amount	%
Net income (loss)	$532	$19,550	$(19,018)	(97.3)
Interest income, net	(26,209)	(14,183)	(12,026)	84.8
Interest expense, net of amounts capitalized	12,650	13,845	(1,195)	(8.6)
Income tax provision (benefit), net	8,547	13,195	(4,648)	(35.2)
Depreciation and amortization	103,028	110,233	(7,205)	(6.5)
Net loss (income) attributable to non-controlling interests	2,712	2,853	(141)	(4.9)
EBITDA	$101,260	$145,493	$(44,233)	(30.4)

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended September 30, 2022	$145,493
Increase (decrease) in foreign currency transaction gains (losses), net	716
Decrease (increase) in net loss (income) attributable to non-controlling interests	(141)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(552)
Increase (decrease) in gains (losses) on investments, net	(666)
Increase (decrease) in other, net	(11,431)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(32,159)
EBITDA for the three months ended September 30, 2023	$101,260

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2023
Total revenue	$404,209	$6,446	$2,419	$413,074
Capital expenditures	51,214	130	27,820	79,164
EBITDA	142,204	4,868	(45,812)	101,260

For the three months ended September 30, 2022
Total revenue	$489,565	$4,981	$2,841	$497,387
Capital expenditures	50,783	—	10,674	61,457
EBITDA	175,010	3,446	(32,963)	145,493

Capital expenditures are net of refunds and other receipts related to property and equipment.

Hughes Segment

	For the three months ended September 30,		Variance
	2023	2022	Amount	%
Total revenue	$404,209	$489,565	$(85,356)	(17.4)
Capital expenditures	51,214	50,783	431	0.8
EBITDA	142,204	175,010	(32,806)	(18.7)

Total revenue was $404.2 million for the three months ended September 30, 2023, a decrease of $85.4 million, or 17.4%, as compared to 2022. Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $40.4 million. Equipment revenue decreased primarily due to a decrease in hardware sales to our enterprise customers of $43.0 million.

Capital expenditures were $51.2 million for the three months ended September 30, 2023, an increase of $0.4 million, or 0.8%, as compared to 2022.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended September 30, 2022	$175,010
Increase (decrease) in foreign currency transaction gains (losses), net	596
Increase (decrease) in other, net	243
Decrease (increase) in net loss (income) attributable to non-controlling interests	(142)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(915)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(32,588)
EBITDA for the three months ended September 30, 2023	$142,204

ESS Segment

	For the three months ended September 30,		Variance
	2023	2022	Amount	%
Total revenue	$6,446	$4,981	$1,465	29.4
Capital expenditures	130	—	130	*
EBITDA	4,868	3,446	1,422	41.3
*    Percentage is not meaningful.

Total revenue was $6.4 million for the three months ended September 30, 2023, an increase of $1.5 million, or 29.4%, compared to 2022, primarily due to an increase in transponder services provided to third parties.

EBITDA was $4.9 million for the three months ended September 30, 2023, an increase of $1.4 million, or 41.3%, primarily due to the increase in overall ESS segment revenue.

Corporate and Other

	For the three months ended September 30,		Variance
	2023	2022	Amounts	%
Total revenue	$2,419	$2,841	$(422)	(14.9)
Capital expenditures	27,820	10,674	17,146	*
EBITDA	(45,812)	(32,963)	(12,849)	39.0
*    Percentage is not meaningful.

Total revenue was $2.4 million for the three months ended September 30, 2023, which is primarily flat compared to 2022.

Capital expenditures, net of refunds were $27.8 million for the three months ended September 30, 2023, an increase of $17.1 million, as compared to 2022, primarily due to an increase in expenditures for EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other EBITDA:

Amounts
EBITDA for the three months ended September 30, 2022	$(32,963)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	361
Increase (decrease) in foreign currency transaction gains (losses), net	121
Increase (decrease) in gains (losses) on investments, net	(666)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(990)
Increase (decrease) in other, net	(11,675)
EBITDA for the three months ended September 30, 2023	$(45,812)

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table presents our consolidated results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	For the nine months ended September 30,		Variance
Statements of Operations Data (1)	2023	2022	Amount	%
Revenue:
Services and other revenue	$1,108,386	$1,234,890	$(126,504)	(10.2)
Equipment revenue	197,394	263,347	(65,953)	(25.0)
Total revenue	1,305,780	1,498,237	(192,457)	(12.8)
Costs and expenses:
Cost of sales - services and other	401,431	430,553	(29,122)	(6.8)
% of total services and other revenue	36.2%	34.9%
Cost of sales - equipment	151,004	213,497	(62,493)	(29.3)
% of total equipment revenue	76.5%	81.1%
Selling, general and administrative expenses	322,469	342,682	(20,213)	(5.9)
% of total revenue	24.7%	22.9%
Research and development expenses	21,560	25,562	(4,002)	(15.7)
% of total revenue	1.7%	1.7%
Depreciation and amortization	311,474	347,224	(35,750)	(10.3)
Impairment of long-lived assets	3,142	711	2,431	*
Total costs and expenses	1,211,080	1,360,229	(149,149)	(11.0)
Operating income (loss)	94,700	138,008	(43,308)	(31.4)
Other income (expense):
Interest income, net	78,331	29,677	48,654	*
Interest expense, net of amounts capitalized	(39,176)	(43,125)	3,949	(9.2)
Gains (losses) on investments, net	(23,337)	48,071	(71,408)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(3,075)	(4,441)	1,366	(30.8)
Other-than-temporary impairment losses on equity method investments	(33,400)	—	(33,400)	*
Foreign currency transaction gains (losses), net	4,482	(53)	4,535	*
Other, net	(2,308)	2,198	(4,506)	*
Total other income (expense), net	(18,483)	32,327	(50,810)	*
Income (loss) before income taxes	76,217	170,335	(94,118)	(55.3)
Income tax benefit (provision), net	(38,780)	(51,367)	12,587	(24.5)
Net income (loss)	37,437	118,968	(81,531)	(68.5)
Less: Net loss (income) attributable to non-controlling interests	6,005	8,736	(2,731)	(31.3)
Net income (loss) attributable to EchoStar Corporation common stock	$43,442	$127,704	$(84,262)	(66.0)

Other data:
EBITDA (2)	$354,541	$539,743	$(185,202)	(34.3)
Subscribers, end of period	1,063,000	1,285,000	(222,000)	(17.3)
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

The following discussion relates to our results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

Services and other revenue. Services and other revenue totaled $1.1 billion for the nine months ended September 30, 2023, a decrease of $126.5 million, or 10.2%, as compared to 2022. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $123.7 million.

Equipment revenue. Equipment revenue totaled $197.4 million for the nine months ended September 30, 2023, a decrease of $66.0 million, or 25.0%, as compared to 2022. The decrease was primarily attributable to a decrease of $37.6 million in hardware sales to our international enterprise customers and a net decrease of $33.8 million related to our North American enterprise customers due to lower hardware sales and positive adjustments on certain long-term contracts, partially offset by an increase of $7.1 million in sales to our mobile satellite system customers.

Cost of sales - services and other. Cost of sales - services and other totaled $401.4 million for the nine months ended September 30, 2023, a decrease of $29.1 million, or 6.8%, as compared to 2022. The decrease was primarily attributable to the corresponding decrease in services and other revenue.

Cost of sales - equipment. Cost of sales - equipment totaled $151.0 million for the nine months ended September 30, 2023, a decrease of $62.5 million, or 29.3%, as compared to 2022. The decrease was primarily attributable to the corresponding decrease in equipment revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $322.5 million for the nine months ended September 30, 2023, a decrease of $20.2 million, or 5.9%, as compared to 2022. The decrease was primarily attributable to decreases in sales and marketing expenses of $22.4 million.

Depreciation and amortization. Depreciation and amortization expenses totaled $311.5 million for the nine months ended September 30, 2023, a decrease of $35.8 million, or 10.3%, as compared to 2022. The decrease was primarily attributable to decreases in other non-satellite depreciation expense of $37.2 million.

Impairment of long-lived assets. Impairment of long-lived assets totaled $3.1 million for the nine months ended September 30, 2023. This impairment charge was related to our EG-3 nano-satellite and other related assets abandoned during the first quarter of 2023 due to lost contact with EG-3.

Interest income, net. Interest income, net totaled $78.3 million for the nine months ended September 30, 2023, an increase of $48.7 million as compared to 2022, primarily attributable to increases in the yield on our marketable investment securities and an increase in our marketable investment securities average balance.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, totaled $39.2 million for the nine months ended September 30, 2023, a decrease of $3.9 million, or 9.2%, as compared to 2022. The decrease was primarily attributable to an increase of $3.1 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net. Gains (losses) on investments, net totaled $23.3 million in losses for the nine months ended September 30, 2023, as compared to $48.1 million in gains for the nine months ended September 30, 2022, a negative change of $71.4 million. The change was primarily related to a gain of $49.8 million on a cost-method investment from an adjustment for observable price changes and a $29.5 million gain on marketable equity securities, offset by a net loss of $28.3 million related to the exit of our investment in Dish Mexico during the nine months ended September 30, 2022, compared to a loss of $24.4 million from a decline in value of an investment previously held on a cost-basis method whose fair value subsequently became determinable as a result of a merger between that entity and a publicly traded entity, and a $1.1 million gain on marketable equity securities during the nine months ended September 30, 2023.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $4.5 million in gains for the nine months ended September 30, 2023, as compared to $0.1 million in losses for the nine months ended September 30, 2022, a positive change of $4.5 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies in Latin and Central America.

Other, net. Other, net totaled $2.3 million expense for the nine months ended September 30, 2023, as compared to $2.2 million income for the nine months ended September 30, 2022. The decrease was primarily attributable to transaction costs incurred related to the proposed merger with DISH Network Corporation, partially offset by a recognized gain on the repayment of an other debt investment in April 2023.

Other-than-temporary impairment losses on equity method investments. Other-than-temporary impairment losses on equity method investments was $33.4 million for the nine months ended September 30, 2023, related to the impairment of our investment in Broadband Connectivity Solutions (Restricted) Limited (BCS) as a result of increased competition and the economic environment for this business.

Income tax benefit (provision), net. Income tax benefit (provision), net was $38.8 million provision for the nine months ended September 30, 2023, as compared to $51.4 million provision for the nine months ended September 30, 2022. Our effective income tax rate was 50.9% and 30.2% for the nine months ended September 30, 2023 and 2022, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2023 were primarily due to excluded investment impairment losses and excluded foreign losses where the Company carries a full valuation allowance. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2022, were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the impact of state and local taxes.

Net income (loss) attributable to EchoStar Corporation common stock. The following table reconciles the change in Net income (loss) attributable to EchoStar Corporation common stock:

Amounts
Net income (loss) attributable to EchoStar Corporation for the nine months ended September 30, 2022	$127,704
Increase (decrease) in interest income, net	48,654
Decrease (increase) in income tax benefit (provision), net	12,587
Increase (decrease) in foreign currency transaction gains (losses), net	4,535
Decrease (increase) in interest expense, net of amounts capitalized	3,949
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,366
Increase (decrease) in net income (loss) attributable to non-controlling interest	(2,731)
Increase (decrease) in other, net	(4,506)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in operating income (loss), including depreciation and amortization	(43,308)
Increase (decrease) in gains (losses) on investments, net	(71,408)
Net income (loss) attributable to EchoStar Corporation for the nine months ended September 30, 2023	$43,442

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section. The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements:

	For the nine months ended September 30,		Variance
	2023	2022	Amount	%
Net income (loss)	$37,437	$118,968	$(81,531)	(68.5)
Interest income, net	(78,331)	(29,677)	(48,654)	*
Interest expense, net of amounts capitalized	39,176	43,125	(3,949)	(9.2)
Income tax provision (benefit), net	38,780	51,367	(12,587)	(24.5)
Depreciation and amortization	311,474	347,224	(35,750)	(10.3)
Net loss (income) attributable to non-controlling interests	6,005	8,736	(2,731)	(31.3)
EBITDA	$354,541	$539,743	$(185,202)	(34.3)
*    Percentage is not meaningful.

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2022	$539,743
Increase (decrease) in foreign currency transaction gains (losses), net	4,535
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,366
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,731)
Increase (decrease) in other, net	(4,506)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in gains (losses) on investments, net	(71,408)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(79,058)
EBITDA for the nine months ended September 30, 2023	$354,541

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2023
Total revenue	$1,279,739	$18,563	$7,478	$1,305,780
Capital expenditures	142,189	130	29,932	172,251
EBITDA	440,435	14,085	(99,979)	354,541

For the nine months ended September 30, 2022
Total revenue	$1,475,512	$14,305	$8,420	$1,498,237
Capital expenditures	176,665	—	72,709	249,374
EBITDA	546,108	9,658	(16,023)	539,743

Capital expenditures are net of refunds and other receipts related to property and equipment.

Hughes Segment

	For the nine months ended September 30,		Variance
	2023	2022	Amount	%
Total revenue	$1,279,739	$1,475,512	$(195,773)	(13.3)
Capital expenditures	142,189	176,665	(34,476)	(19.5)
EBITDA	440,435	546,108	(105,673)	(19.4)

Total revenue was $1.3 billion for the nine months ended September 30, 2023, a decrease of $195.8 million, or 13.3%, as compared to 2022. Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $123.7 million. Equipment revenue decrease was primarily attributable to a decrease of $37.6 million in hardware sales to our international enterprise customers and a net decrease of $33.8 million related to our North American customers due to lower hardware sales and positive adjustments on certain long-term contracts, partially offset by an increase of $7.1 million in sales to our mobile satellite system customers.

Capital expenditures were $142.2 million for the nine months ended September 30, 2023, a decrease of $34.5 million, or 19.5%, as compared to 2022, primarily due to decreases in expenditures associated with our consumer business and decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2022	$546,108
Increase (decrease) in foreign currency transaction gains (losses), net	3,220
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	386
Increase (decrease) in gains (losses) on investments, net	(217)
Increase (decrease) in other, net	(547)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,731)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(72,384)
EBITDA for the nine months ended September 30, 2023	$440,435

ESS Segment

	For the nine months ended September 30,		Variance
	2023	2022	Amount	%
Total revenue	$18,563	$14,305	$4,258	29.8
Capital expenditures	130	—	130	*
EBITDA	14,085	9,658	4,427	45.8
*    Percentage is not meaningful.

Total revenue was $18.6 million for the nine months ended September 30, 2023, an increase of $4.3 million, or 29.8%, compared to 2022, primarily due to an increase in transponder services provided to third parties.

EBITDA was $14.1 million for the nine months ended September 30, 2023, an increase of $4.4 million, or 45.8%, as compared to 2022, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other

	For the nine months ended September 30,		Variance
	2023	2022	Amount	%
Total revenue	$7,478	$8,420	$(942)	(11.2)
Capital expenditures	29,932	72,709	(42,777)	(58.8)
EBITDA	(99,979)	(16,023)	(83,956)	*
*    Percentage is not meaningful.

Total revenue was $7.5 million for the nine months ended September 30, 2023, which is primarily flat compared to 2022.

Capital expenditures, net of refunds and other receipts related to property and equipment were $29.9 million for the nine months ended September 30, 2023, a decrease of $42.8 million, as compared to 2022, primarily due to decreases in expenditures, as well as refunds and other receipts, related to the EchoStar XXIV satellite program.

The following table reconciles the change in the Corporate and Other EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2022	$(16,023)
Increase (decrease) in foreign currency transaction gains (losses), net	1,315
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	981
Increase (decrease) in other, net	(3,959)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(11,102)
Increase (decrease) in gains (losses) on investments, net	(71,191)
EBITDA for the nine months ended September 30, 2023	$(99,979)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

As of September 30, 2023 our cash, cash equivalents and marketable investment securities totaled $2.0 billion, $0.9 billion of which we held as marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

Cash Flow Activities

The following table summarizes our cash flows provided by (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	For the nine months ended September 30,		Variance
	2023	2022
Operating activities	$301,023	$343,317	$(42,294)
Investing activities	88,857	115,008	(26,151)
Financing activities	(1,518)	(84,666)	83,148
Effect of exchange rates on cash and cash equivalents	1,622	(3,123)	4,745
Net increase (decrease) in cash and cash equivalents	$389,984	$370,536	$19,448

Cash flows provided by (used for) operating activities decreased by $42.3 million primarily attributable to decreases in net income of $81.5 million, other, net, of $42.1 million, depreciation and amortization of $35.8 million, accretion of discounts on debt investments of $21.5 million, deferred tax provision, net of $20.8 million, and gain on repayment of other debt securities of $7.6 million, partially offset by other-than-temporary impairment losses on equity method investments of $33.4 million, changes in assets and liabilities, net of $65.8 million, and losses (gains) on investments, net of $71.4 million.

Cash flows provided by (used for) investing activities decreased by $26.2 million primarily attributable to decreases in our marketable investment securities net activities of $241.6 million and externally marketed software expenditures of $5.4 million, partially offset by proceeds from repayment of other debt investments of $148.4 million, a decrease in expenditures for property and equipment of $77.1 million, and the absence of expenditures for the India JV formation in 2022 of $7.9 million.

Cash flows provided by (used for) financing activities increased by $83.1 million primarily attributable to decreases in treasury share repurchases of $89.3 million.

Obligations and Future Capital Requirements

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use material derivative financial instruments for hedge accounting or speculative purposes.

Letters of Credit and Surety Bonds

The following table presents the components of our letters of credit and surety bonds as of September 30, 2023:

Amounts
Letters of credit secured by restricted cash	$7,797
Surety bonds	16,246
Credit arrangement available to our foreign subsidiaries	26,846
Total letters of credit and surety bonds	$50,889

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

Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which the Company and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite.

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

We have a significant amount of outstanding indebtedness. As of September 30, 2023, our total indebtedness was $1.5 billion. Our liquidity requirements will continue to be significant, primarily due to our remaining debt service requirements. We may from time to time seek to repurchase amounts of our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. The amounts we may repurchase may be material. In the future, we may require material capital expenditures to make significant acquisitions or investments in infrastructure, technologies or joint ventures to support and expand our business, or if we decide to purchase or build additional satellites or invest in other technologies or assets. Other aspects of our business operations may also require additional capital. We also expect to owe U.S. federal income tax for 2023.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

Stock Repurchases

On November 2, 2021, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2022 through and including December 31, 2022. In addition, on October 20, 2022, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock commencing January 1, 2023 through and including December 31, 2023. Purchases under our repurchase authorizations may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under these authorizations and we may also enter into additional share repurchase programs authorized by our Board of Directors. During the nine months ended September 30, 2023, we repurchased zero shares of our Class A common stock under this program. Notwithstanding this authorization, Section 4.1(a)(vii) of the Amended Merger Agreement contains an interim operating covenant that prohibits us from repurchasing our stock during the period between October 2, 2023, and the Effective Time of the Merger. As a result, we do not plan to undertake any stock repurchases until after the occurrence of either (a) the Merger Effective Time, or (b) the termination of the Amended Merger Agreement.

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

Worldwide interruptions and delays in the supply of components, materials and parts, although not materially impacting our operations during the nine months ended September 30, 2023, may impact our ability to timely provide equipment deliveries in the future. Any such future interruptions and delays could increase the cost of our equipment, and we may not be able to pass these higher costs on to our customers.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Form 10-K, under the heading Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a more complete discussion of our risks. As of September 30, 2023, our market risks have not changed materially from those presented in our Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Risks Relating to the DISH Merger

While the Merger is pending, we will be subject to business uncertainties as well as contractual restrictions under the Amended Merger Agreement that may have an adverse effect on our business.

The Merger will occur only if stated conditions are met, many of which are outside of our control. In addition, we and DISH Network each have the right to terminate the Merger Agreement under specified circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. Further, there may be uncertainty about the effect of the Merger on employees, commercial partners and customers. Such uncertainty could cause customers and others to defer or decline entering into or extending contracts with, or making other decisions concerning, EchoStar and/or DISH Network, or to seek to change existing business relationships with either of them. Such uncertainty also may impair our and/or DISH Network’s ability to retain and motivate key personnel. These uncertainties may have an adverse effect on the companies’ respective businesses and, consequently, on EchoStar following the completion of the Merger.

In addition, the Amended Merger Agreement contains customary covenants which restrict each of EchoStar and DISH Network, without the consent of the other party, from taking certain specified actions until the Merger closes or the Amended Merger Agreement terminates. These restrictions may prevent us and DISH Network from pursuing otherwise attractive business opportunities that may arise prior to the completion of the Merger or termination of the Amended Merger Agreement.

We will incur significant expenses in connection with the Merger, which may adversely affect our business, financial condition and results of operation.

We expect to incur significant, nonrecurring costs in connection with the completion of the Merger and the integration of the operations of the two companies, and may incur additional costs to maintain employee morale and to retain key employees. These nonrecurring costs include significant fees and expenses relating to legal, accounting and financial advisory fees, regulatory filings and other costs associated with the Merger. These expenses, certain of which are payable whether or not the Merger is completed, may not be offset by any benefits ultimately realized as a result of the Merger and could adversely affect our business, financial condition and results of operations.

The Amended Merger Agreement restricts our ability to pursue alternatives to the Merger.

The Amended Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions with third parties. The Amended Merger Agreement prohibits us from soliciting alternative acquisition proposals from third parties, providing information to third parties in connection with an alternative acquisition proposal and engaging in discussions with third parties regarding alternative acquisition proposals. These provisions could discourage a potential third-party acquirer that might have an interest in us from considering or pursuing an alternative transaction with us, or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid in the Merger. Further, because the required EchoStar stockholder vote was obtained by virtue of the delivery of written consents of the Ergen family stockholders, no other action by our stockholders is required to complete the Merger, and therefore we cannot solicit, initiate, facilitate or otherwise take any further action relating to any alternative acquisition proposal.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.

The success of the Merger will depend in part on the retention of personnel critical to the business and operations of EchoStar and DISH Network due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense and qualified personnel can be in high demand. Current and prospective employees of EchoStar and DISH Network may experience uncertainty about their future role until strategies with regard to these employees are announced or executed, which may impair each company’s ability to attract, retain and motivate key management, technical and other personnel prior to and following the Merger. Employee retention may be particularly challenging during the pendency of the Merger. If we and DISH Network are unable to retain personnel, including key management, who are critical to the successful integration and future operations of the companies, we could face, among other risks, disruptions in operations, loss of existing customers, loss of key information, expertise or know- how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

Certain of our directors, executive officers and employees have interests in the Merger that may be different from, or in addition to, the interests of our stockholders.

Certain of our directors, executive officers and employees have interests in the Merger that may be different from, or in addition to, the interests of our stockholders. These interests include, among others, Mr. Ergen’s continuation as director and Chairman of EchoStar after the Merger, Hamid Akhavan, the Chief Executive Officer and President of EchoStar, serving as President and Chief Executive Officer of the combined company following the Merger, the continued employment of other of our other executive officers after the Merger, the continued positions of certain of our directors as directors of EchoStar after the Merger, and directors’, executive officers’ and employees’ equity holdings in EchoStar. Our special transaction committee and our Board were aware of and considered these interests, among other matters, in deciding to recommend and approve the terms of the Amended Merger Agreement and the Merger.

We may be subject to lawsuits relating to the Merger, which may impact the timing of the closing and the parties’ ability to close the Merger and may adversely impact our business.

We and our directors, officers and advisors may be subject to lawsuits relating to the Merger. Litigation is very common in connection with the sale of public companies, and lawsuits are often brought in an effort to enjoin the relevant merger or seek monetary relief. In particular, the interests of our directors, executive officers and employees in the Merger may increase the risk of litigation intended to enjoin or prevent the Merger and the risk of other dissident stockholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, stockholder litigation and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The affiliation between EchoStar and DISH Network and the interests of their respective directors, executive officers and employees in the Merger may precipitate such activities by dissident stockholders and, if instituted, such activities could result in substantial costs, a material delay or prevention of the Merger and a diversion of management’s attention, even if the stockholder action is without merit or ultimately unsuccessful.

We cannot predict whether such lawsuits will be brought, or the outcome of such lawsuits or others, nor can we predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Merger could delay or prevent the completion of the Merger, which may adversely affect our business, financial condition and results of operations. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, financial condition, results of operations and cash flows following the Merger.

The market value of our Class A Common Stock may vary significantly prior to the Merger, and we therefore cannot be sure of the value of the consideration that we will pay in the Merger.

At the effective time of the Merger, (i) each share of DISH Network Class A Common Stock and DISH Network Class C Common Stock outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock equal to the Exchange Ratio (with all shares of DISH Network Class C Common Stock outstanding, if any, treated for purposes of this calculation as if converted into DISH Network Class A Common Stock at the effective conversion rate set forth in the DISH Network Articles of Incorporation) and (ii) each share of DISH Network Class B Common Stock outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock equal to the Exchange Ratio.

EchoStar Class B Common Stock and DISH Network Class B Common Stock are not listed or traded on a national securities exchange, and there are no shares of DISH Network Class C Common Stock outstanding. The market value of EchoStar Class A Common Stock and DISH Network Class A Common Stock at the effective time of the Merger may vary significantly from the market value of such stock on October 2, 2023 (the last full trading day before the public announcement of the signing of the Amended Merger Agreement). Because the Exchange Ratio will not be adjusted to reflect any changes in the market price of EchoStar Class A Common Stock or DISH Network Class A Common Stock, the market price of EchoStar Class A Common Stock issued to DISH Network Class A stockholders in the Merger and the market value of DISH Network Class A Common Stock converted in the Merger may each be higher or lower than the values of those shares on earlier dates. Accordingly, at any time prior to the completion of the Merger, we will not know or be able to determine the value of the EchoStar Class A Common Stock that will be paid to DISH Network Class A Stockholders as consideration in the Merger.

Changes in the market price of EchoStar Class A Common Stock and DISH Network Class A Common Stock may result from a variety of factors that are beyond the companies’ control, including, but not limited to, changes in their respective businesses, operations and prospects, governmental actions, legal proceedings and developments and other matters generally affecting the securities market. Market assessments of the benefits of the Merger, the likelihood that the Merger will be completed and general and industry-specific market and economic conditions may also have an effect on the market price of EchoStar Class A Common Stock and DISH Network Class A Common Stock. Neither party is permitted to terminate the Amended Merger Agreement solely because of changes in the market prices of EchoStar Class A Common Stock or DISH Network Class A Common Stock.

The Merger is subject to a number of conditions, including receipt of certain regulatory approvals. Failure to complete the Merger could adversely affect the market price of our Class A Common Stock, as well as our business, financial condition and results of operations.

The respective obligations of EchoStar and DISH Network to consummate the transactions contemplated by the Amended Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of certain regulatory approvals. As a condition to granting the necessary approvals or clearances, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of the business of the combined company after the completion of the Merger. Any one of these requirements, limitations, costs, or restrictions could jeopardize or delay the completion, or reduce the anticipated benefits, of the Merger. In addition, there is no guarantee that the conditions to closing will be satisfied (or, if applicable, validly waived) in a timely manner or at all, in which case the closing of the Merger may be delayed or may not occur and the benefits expected to result from the Merger may not be achieved. If the Merger is not completed for any reason, our business may be adversely affected, and we will be subject to several risks and consequences, including, but not limited to, the following:

•we will be required to pay certain costs relating to the Merger regardless of whether the Merger is completed, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting and other advisory fees and expenses and regulatory filings; and

•matters relating to the Merger may require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our employees, commercial partners and customers.

We also could be subject to litigation, including litigation related to failure to complete the Merger, or to enforce DISH Network’s obligations under the Amended Merger Agreement.

If the Merger is not completed, we cannot assure you that the risks described above will not materially affect our stock price, business, financial condition and results of operations.

DISH Network currently has significant indebtedness as compared to EchoStar. Following the Merger, EchoStar stockholders will hold equity interests in a company with substantially higher leverage than EchoStar had prior to the Merger.

As of September 30, 2023, EchoStar had consolidated long-term debt outstanding of $1.5 billion in principal amount and total assets of approximately $6.2 billion, and DISH Network had consolidated long-term debt outstanding of approximately $21.2 billion in principal amount and total assets of approximately $53.7 billion. After giving effect to the Merger, EchoStar and its subsidiaries will have consolidated long-term debt of approximately $22.7 billion in principal amount on a combined basis and total consolidated assets of approximately $59.9 billion. Therefore, after the completion of the Merger, EchoStar stockholders will hold equity interests in a company with substantially higher leverage than EchoStar had prior to the Merger. DISH Network’s indebtedness could have significant consequences, including, but not limited to:

•making it more difficult for EchoStar to satisfy its obligations;

•a dilutive effect on EchoStar’s outstanding equity capital or future earnings;

•increasing EchoStar’s vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;

•requiring EchoStar to devote a substantial portion of its cash toward making interest and principal payments on its indebtedness, thereby reducing the amount of cash available for other purposes, resulting in limited financial and operating flexibility to changing economic and competitive conditions;

•limiting EchoStar’s ability to raise additional capital because it may be more difficult for it to obtain debt financing on attractive terms or at all; and

•placing EchoStar at a disadvantage compared to its competitors that are less leveraged.

We may operate DISH Network’s business different from how it has been operated in the past.

After the completion of the Merger, DISH Network will be a wholly owned subsidiary of EchoStar and will no longer be a publicly traded company. We may operate DISH Network’s business in a manner different from how DISH Network has operated in the past, and may pursue different strategic objectives than DISH Network has pursued to date as a separate public company. As a result, DISH Network’s prior results may not be indicative of DISH Network’s future performance as a subsidiary of EchoStar, and such results should not be relied upon as an indicator of DISH Network’s performance after the completion of the Merger.

Risks Related to Our Business Following the Merger

The businesses of EchoStar and DISH Network may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including, but not limited to, difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the Merger. Synergies from the Merger may not be realized within expected timeframes or at all.

The Merger involves the combination of two companies that, although under common control and subject to existing commercial relationships, currently operate as separate public companies. The combination of two separate companies is complex, costly and time-consuming and may require significant management attention and resources which may divert attention from our ongoing businesses and operations. The failure to meet the challenges involved in combining the two companies and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our activities and could adversely affect the results of operations of the combined company following the Merger. The overall combination of the two companies may also result in material unanticipated problems, expenses, liabilities, competitive responses and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

•the diversion of management and employee attention to integration matters;

•difficulties in integrating operations and systems, including, but not limited to, communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;

•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•difficulties in integrating employees and teams of the respective businesses, and attracting and retaining key personnel;

•challenges in retaining and obtaining customers, suppliers and other commercial relationships;

•difficulties in managing the expanded operations of a larger and more complex company; and

•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

Many of these factors are outside of our control and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations after the Merger. In addition, even if the operations of the companies are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could negatively impact the price of our Class A Common Stock following the Merger. As a result, it cannot be assured that the combination of the two companies will result in the realization of the full benefits expected from the Merger within the anticipated time frames, or at all.

Following the Merger, we will continue to be controlled by one principal stockholder.

EchoStar and DISH Network are each controlled by Mr. Ergen, who also serves as the Chairman of both companies and will continue to serve as the Chairman of EchoStar following the consummation of the Merger. Mr. Ergen beneficially owns approximately 93.4% of the total voting power of EchoStar equity securities, and also beneficially owns approximately 90.3% of the total voting power of DISH Network equity securities.

Pursuant to the amended support agreement, Mr. Ergen and the other Ergen stockholders have agreed not to vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them, other than with respect to any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the Closing, such that the Ergen Stockholders’ voting power of EchoStar will be approximately 90.4% for such three- year period. Through his beneficial ownership of our equity securities, Mr. Ergen has the ability to elect a majority of the directors and to control all other matters requiring the approval of our stockholders, and will continue to have such ability following completion of the Merger. As a result of Mr. Ergen’s voting power, we currently are, and following the Merger will continue to be, a “controlled company” as defined in the NASDAQ listing rules and, therefore, not subject to certain NASDAQ requirements relating to director independence and nomination and board committee composition.

Following the Merger, we will continue to be controlled by our principal stockholder and it will be difficult for a third party to acquire us without Mr. Ergen’s approval, even if doing so may be beneficial to stockholders.

In addition, pursuant to the amended support agreement, prior to the Merger closing, we and the Ergen stockholders will enter into a registration rights agreement providing for the registration of the Ergen stockholders’ shares of our Class A Common Stock or Class B Common Stock received as part of the Merger consideration and/or our Class B Common Stock held by such stockholders immediately prior to the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2023. During the nine months ended September 30, 2023, we repurchased zero shares of our Class A common stock under this program. Notwithstanding this authorization, Section 4.1(a)(vii) of the Amended Merger Agreement contains an interim operating covenant that prohibits us from repurchasing our stock during the period between October 2, 2023, and the Effective Time of the Merger. As a result, we do not plan to undertake any stock repurchases until after the occurrence of either (a) the Merger Effective Time, or (b) the termination of the Amended Merger Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Financial Results

On November 6, 2023, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended September 30, 2023. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

Rule 10b5-1 Trading Plans

None of the Company’s directors or Section 16 officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1
Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023, by and among EchoStar, DISH and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 03, 2023.)+

10.1
Amendment No. 4 dated June 9, 2023 to the Contract between EchoStar XXIV L.L.C. and Maxar Space LLC for the JUPITER 3 Satellite Program (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 08, 2023.)*

10.2
Amendment No. 5 dated July 17, 2023 to the Contract between EchoStar XXIV L.L.C. and Maxar Space LLC for the JUPITER 3 Satellite Program (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 08, 2023.)*

10.3
Amended and Restated Support Agreement, dated as of October 2, 2023, by and among EchoStar, DISH Network, and the Ergen Stockholders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 03, 2023.)+

10.4
Letter Agreement, dated October 2, 2023, by and between EchoStar and Hamid Akhavan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on October 3, 2023)+**

10.5
Letter Agreement, dated October 2, 2023, by and between EchoStar and John W. Swieringa (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on October 3, 2023)+**

31.1(H)	Section 302 Certification of Chief Executive Officer and Principal Financial Officer
32.1(I)	Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1(I)	Press release dated November 6, 2023 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2023.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

(H)    Filed herewith.
(I)    Furnished herewith.
+ Schedules, annexes and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules, annexes and/or exhibits upon request by the SEC; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for any schedules so furnished.
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

ECHOSTAR CORPORATION

Date: November 6, 2023	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

Date: November 6, 2023	By:	/s/ Veronika Takacs
Veronika Takacs
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)