Form 10-Q
period 2024-03-31
EchoStar CORP
filed 2024-05-08
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024.

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

(303) 723-1000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧ No ◻

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 29, 2024, the registrant’s outstanding common stock consisted of 140,173,977 shares of Class A common stock and 131,348,468 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “EchoStar,” the “Company,” “we,” “our” and “us” refer to EchoStar Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our wholly owned subsidiary, and its subsidiaries, and “DISH DBS” refers to DISH DBS Corporation, a wholly - owned, indirect subsidiary of DISH Network, and its subsidiaries.

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

SUMMARY OF RISK FACTORS

Risks Related to the Integration

●	Although we expect that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the expected timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration.
●	The market price for shares of our common stock may be affected by factors different from, or in addition to, those that historically affected the market prices of shares of DISH Network Class A Common Stock and EchoStar Class A Common Stock.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

i

●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.
●	We compete with the MNOs whose networks we rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

ii

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.
●	We will need additional capital, which may not be available on favorable terms, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	We are controlled by one principal stockholder who is our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC. All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

iii

Item 1. FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$613,702	$1,821,376
Marketable investment securities	152,649	623,044
Trade accounts receivable, net of allowance for credit losses of $84,906 and $74,390, respectively	1,023,089	1,122,139
Inventory	632,952	665,169
Prepaids and other assets	677,982	644,005
Other current assets	16,165	16,081
Total current assets	3,116,539	4,891,814

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	120,979	118,065
Property and equipment, net	9,589,433	9,561,834
Regulatory authorizations, net	38,809,600	38,572,980
Other investments, net	309,189	314,370
Operating lease assets	3,092,070	3,065,448
Intangible assets, net	127,670	172,892
Other noncurrent assets, net	390,937	411,491
Total noncurrent assets	52,439,878	52,217,080
Total assets	$55,556,417	$57,108,894

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$573,299	$774,011
Deferred revenue and other	712,783	754,658
Accrued programming	1,485,798	1,427,762
Accrued interest	408,134	297,678
Other accrued expenses and liabilities	1,734,288	1,717,826
Current portion of long-term debt and finance lease obligations (Note 9)	2,090,661	3,046,654
Total current liabilities	7,004,963	8,018,589

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 9)	19,696,803	19,717,266
Deferred tax liabilities, net	4,998,855	5,014,309
Operating lease liabilities	3,157,720	3,121,307
Long-term deferred revenue and other long-term liabilities	856,926	849,131
Total long-term obligations, net of current portion	28,710,304	28,702,013
Total liabilities	35,715,267	36,720,602

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	—	438,382

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 140,170,052 and 140,153,020 shares issued and outstanding, respectively	140	140
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,310,877	8,301,979
Accumulated other comprehensive income (loss)	(164,604)	(160,056)
Accumulated earnings (deficit)	11,630,607	11,737,983
Total EchoStar stockholders’ equity (deficit)	19,777,151	19,880,177
Noncontrolling interests	63,999	69,733
Total stockholders’ equity (deficit)	19,841,150	19,949,910
Total liabilities and stockholders’ equity (deficit)	$55,556,417	$57,108,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenue:
Service revenue	$3,819,673	$4,180,721
Equipment sales and other revenue	195,170	206,945
Total revenue	4,014,843	4,387,666

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,557,182	2,462,600
Cost of sales - equipment and other	363,083	520,060
Selling, general and administrative expenses	624,422	700,772
Depreciation and amortization	485,400	347,754
Impairment of long-lived assets and goodwill	—	3,142
Total costs and expenses	4,030,087	4,034,328

Operating income (loss)	(15,244)	353,338

Other Income (Expense):
Interest income, net	30,462	68,186
Interest expense, net of amounts capitalized (Note 2)	(99,408)	(20,033)
Other, net (Note 5)	(26,110)	(34,761)
Total other income (expense)	(95,056)	13,392

Income (loss) before income taxes	(110,300)	366,730
Income tax (provision) benefit, net	1,925	(93,885)
Net income (loss)	(108,375)	272,845
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(999)	19,311
Net income (loss) attributable to EchoStar	$(107,376)	$253,534

Weighted-average common shares outstanding - Class A and B common stock:
Basic	271,519	269,833
Diluted	271,519	307,410

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.40)	$0.94
Diluted net income (loss) per share attributable to EchoStar	$(0.40)	$0.82

Comprehensive Income (Loss):
Net income (loss)	$(108,375)	$272,845
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,591)	8,124
Unrealized holding gains (losses) on available-for-sale debt securities	1,452	(240)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1,528)	(1)
Deferred income tax (expense) benefit, net	—	(126)
Total other comprehensive income (loss), net of tax	(5,667)	7,757
Comprehensive income (loss)	(114,042)	280,602
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(2,118)	21,280
Comprehensive income (loss) attributable to EchoStar	$(111,924)	$259,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

Purchase of SNR Management's ownership interest in SNR HoldCo			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2022	$269	$8,222,599	$(175,267)	$13,440,040	$98,192	$21,585,833	$464,359
Issuance of Class A common stock:
Exercise of stock awards	—	(385)	—	—	—	(385)	—
Employee benefits	1	5,420	—	—	—	5,421	—
Employee Stock Purchase Plan	—	4,352	—	—	—	4,352	—
Non-cash, stock-based compensation	—	14,628	—	—	—	14,628	—
Other comprehensive income (loss)	—	—	5,788	—	1,969	7,757	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,094)	(1,094)	20,405
Net income (loss) attributable to EchoStar	—	—	—	253,534	—	253,534	—
Balance, March 31, 2023	$270	$8,246,614	$(169,479)	$13,693,574	$99,067	$21,870,046	$484,764

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$271	$8,301,979	$(160,056)	$11,737,983	$69,733	$19,949,910	$438,382
Issuance of Class A common stock:
Exercise of stock awards	—	(160)	—	—	—	(160)	—
Non-cash, stock-based compensation	—	9,058	—	—	—	9,058	—
Other comprehensive income (loss)	—	—	(4,548)	—	(1,119)	(5,667)	—
Purchase of SNR Management's ownership interest in SNR HoldCo	—	—	—	—	—	—	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(4,615)	(4,615)	3,616
Net income (loss) attributable to EchoStar	—		—	(107,376)	—	(107,376)	—
Balance, March 31, 2024	$271	$8,310,877	$(164,604)	$11,630,607	$63,999	$19,841,150	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(108,375)	$272,845
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	485,400	347,754
Impairment of long-lived assets and goodwill	—	3,142
Realized and unrealized losses (gains) on investments, impairments and other	23,893	7,368
Realized and unrealized losses (gains) on derivatives	—	28,961
Non-cash, stock-based compensation	9,058	14,628
Deferred tax expense (benefit)	(11,688)	77,265
Changes in allowance for credit losses	10,516	1,004
Change in long-term deferred revenue and other long-term liabilities	(3,871)	(8,027)
Other, net	64,914	34,380
Changes in current assets and current liabilities, net	(18,588)	10,627
Net cash flows from operating activities	451,259	789,947

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(19,135)	(606,676)
Sales and maturities of marketable investment securities	458,792	1,372,198
Purchases of property and equipment	(519,612)	(766,281)
Refunds and other receipts of purchases of property and equipment	—	15,000
Capitalized interest related to regulatory authorizations (Note 2)	(158,084)	(199,395)
Purchases of regulatory authorizations, including deposits	(1,104)	(1,771)
Other, net	998	(17,933)
Net cash flows from investing activities	(238,145)	(204,858)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(27,125)	(27,255)
Redemption and repurchases of convertible and senior notes	(951,168)	(1,443,179)
Proceeds from issuance of senior notes	—	1,500,000
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	(160)	3,967
Purchase of SNR Management's ownership interest in SNR HoldCo	(441,998)	—
Proceeds from accrued interest in conjunction with the issuance of senior notes	—	34,760
Debt issuance costs and debt (discount) premium	—	21,635
Other, net	—	(5,073)
Net cash flows from financing activities	(1,420,451)	84,855

Effect of exchange rates on cash and cash equivalents	(849)	1,677

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(1,208,186)	671,621
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	1,911,601	2,561,803
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$703,415	$3,233,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business Activities

Principal Business

EchoStar Corporation is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. Its subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) operate four primary business segments.

Recent Developments

Merger with DISH Network

On December 31, 2023, we completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among us, EAV Corp., a Nevada corporation and our wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which we acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as our wholly owned subsidiary. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

With the Merger complete, we are currently focused on the process of integrating our and DISH Network’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”).

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $766 million as of March 31, 2024 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of March 31, 2024, we have $1.983 billion of debt maturing in November 2024, and we are forecasting negative cash flows for the remainder of the calendar year 2024.

Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern. We do not currently have the necessary Cash on Hand and/or projected future cash flows to fund fourth quarter operations or the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital. We cannot provide assurances that we will be successful in obtaining such new financing necessary for us to have sufficient liquidity. Further, if we are not successful in these endeavors, then capital expenditures to meet future FCC build-out requirements and wireless customer growth initiatives will be adversely affected.

The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Segments

We currently operate four primary business segments: (1) Pay-TV; (2) Retail Wireless; (3) 5G Network Deployment; and (4) Broadband and Satellite Services.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of March 31, 2024, we had 8.178 million Pay-TV subscribers in the United States, including 6.258 million DISH TV subscribers and 1.920 million SLING TV subscribers.

Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for device financing arrangements.

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). We currently provide 5G VoNR reaching approximately 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of March 31, 2024, we had 7.297 million Wireless subscribers.

5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $9 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 10 for further information.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 10 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 10 for further information.

Other Developments

On March 10, 2024, CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) (“CONX”), a special purpose acquisition company, and EchoStar Real Estate Holding L.L.C. (“Seller”), our subsidiary, entered into a definitive purchase and sale agreement (the “Purchase Agreement”), which provides for CONX’s purchase from the Seller of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million. The transaction closed May 1, 2024, at which time we entered into an agreement to lease back the property from CONX for an initial 10 year term.

Broadband and Satellite Services

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We also offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. As of March 31, 2024, we had 978,000 Broadband subscribers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Upon the completion of the Merger, the net assets of DISH Network have been combined with those of EchoStar at their historical carrying amounts and DISH Network and EchoStar are presented on a combined basis for all historical periods that the companies were under common control. As defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, shares of EchoStar Common Stock issued to holders of DISH Network Common Stock in exchange for the outstanding shares of DISH Network Common Stock were recorded at par value and historical weighted average basic and diluted shares of DISH Network have been adjusted by the Exchange Ratio and included in the weighted average shares outstanding on our condensed consolidated statements of operations. Intercompany transactions between EchoStar and DISH Network have been eliminated from all historical periods.

“Cost of services.” Historically, as we built-out our 5G Network, certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, were presented within “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as our 5G Network service had not commenced. As we have commenced utilizing our 5G Network for commercial traffic, such amounts now represent costs of operating our 5G Network and are, beginning on January 1, 2024, presented within the “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The change has no impact on net income. For the three months ended March 31, 2023, the direct costs related to our 5G Network Deployment included within the “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $183 million.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and VIEs where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. See below for further information. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless, L.L.C. (“Northstar Wireless”) is a wholly-owned subsidiary of Northstar Spectrum, LLC (“Northstar Spectrum”), which is an entity owned by us and, prior to October 12, 2023, by us and Northstar Manager, LLC (“NorthStar Manager”). On October 12, 2023, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.

SNR Wireless. SNR Wireless LicenseCo, LLC (“SNR Wireless”) is a wholly-owned subsidiary of SNR Wireless HoldCo, LLC (“SNR HoldCo”), which is an entity owned by us and, prior to February 16, 2024, by us and SNR Wireless Management, LLC (“SNR Management”). On February 16, 2024, the FCC consented to the sale of SNR Management’s ownership interests in SNR HoldCo, which was purchased by our direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to SNR HoldCo as of the purchase date and we continue to consolidate the SNR Entities as wholly-owned subsidiaries.

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses and subscriber lives.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

We are currently commercializing our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. Historically, the qualifying assets exceeded the carrying value of our long-term debt and finance lease obligations, therefore substantially all of our interest expense was being capitalized. As the qualifying assets, including certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize substantially all interest on those assets and as a result, during the three months ended March 31, 2024, we incurred $88 million of “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which would have previously been capitalized. We expect this trend to continue.

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

As of March 31, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the three months ended March 31, 2024 and 2023. See Note 5 for the fair value of our marketable investment securities and derivative instruments.

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 9 for the fair value of our long-term debt.

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs in our Pay-TV, Broadband and Satellite Services, and Retail Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term. These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $164 million and $173 million for the three months ended March 31, 2024 and 2023, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales–equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $25 million and $28 million for the three months ended March 31, 2024 and 2023, respectively.

New Accounting Pronouncements

Joint Ventures. On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are evaluating the impact the adoption of ASU 2023-05 will have on our Condensed Consolidated Financial Statements and related disclosures.

Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-07 will have on our Condensed Consolidated Financial Statements and related disclosures.

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740):

Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-09 will have on our Condensed Consolidated Financial Statements and related disclosures.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands, except per share amounts)
Net income (loss)	$(108,375)	$272,845
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(999)	19,311
Net income (loss) attributable to EchoStar - Basic	(107,376)	253,534
Interest on dilutive Convertible Notes, net of tax (1)	—	—
Net income (loss) attributable to EchoStar - Diluted	$(107,376)	$253,534

Weighted-average common shares outstanding - Class A and B common stock:
Basic	271,519	269,833
Dilutive impact of Convertible Notes (2)(3)	—	37,550
Dilutive impact of stock awards outstanding (3)	—	27
Diluted	271,519	307,410

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.40)	$0.94
Diluted net income (loss) per share attributable to EchoStar	$(0.40)	$0.82
(1)	For the three months ended March 31, 2023, substantially all of our interest expense was capitalized. See Note 2 for further information.
(2)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(3)	For the three months ended March 31, 2024, the dilutive impact of 33 million weighted-average shares of Class A common stock were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period.

Certain stock awards to acquire our Class A common stock are not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive. In addition, vesting of performance/market based options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) are both contingent upon meeting certain goals, some of which are not yet probable of being achieved. Furthermore, the warrants that we issued to certain option counterparties in connection with the Convertible Notes due 2026 are only exercisable at their expiration if the market price per share of our Class A common stock is greater than the strike price of the warrants, which is at price ranges of approximately $185.75 to $245.33 per share, subject to certain adjustments. As a consequence, the following are not included in the diluted EPS calculation.

	As of March 31,
	2024	2023

	(In thousands)
Anti-dilutive stock awards	11,417	10,849
Performance/market based options	4,556	5,020
Restricted Performance Units/Awards	—	243
Common stock warrants	16,151	16,151
Total	32,124	32,263

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Exchange Offer

On March 4, 2024, we commenced a tender offer to eligible employees (which excludes our co-founders and the non-executive/non-employee members of our Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in our Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and we accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, subsequent to March 31, 2024, the exercise price of approximately 6 million new stock options, affecting approximately 1,000 eligible employees, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer is $15 million, which will be recognized over the remaining vesting period of the applicable options.

4.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Cash paid for interest (including capitalized interest)	$230,581	$270,460
Cash received for interest	31,732	21,872
Cash paid for income taxes, net of (refunds)	(41,115)	502
Capitalized interest (1)	258,367	337,094
Employee benefits paid in Class A common stock	—	5,421
Vendor financing	—	54,774
Accrued capital expenditures	164,693	511,453
Asset retirement obligation	4,308	31,554
(1)	See Note 2 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$149	$144
Strategic - trading/equity	144,419	176,205
Other	8,081	446,695
Total current marketable investment securities	152,649	623,044
Restricted marketable investment securities (1)	31,266	27,840
Total marketable investment securities	183,915	650,884

Restricted cash and cash equivalents (1)	89,713	90,225

Other investments, net:
Equity method investments	161,657	169,038
Cost method investments	108,333	106,134
Fair value method and other debt investments	39,199	39,198
Total other investment securities, net	309,189	314,370

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities, net	$582,817	$1,055,479
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio may consist of debt and equity instruments. All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholders’ Equity (Deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of March 31, 2024, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2024 and December 31, 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

Other Investments, net

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investments, net” on our Condensed Consolidated Balance Sheets. Our debt securities are classified as available-for-sale and are recorded at fair value. Generally, our debt investments in non-publicly traded debt instruments without a readily determinable fair value are recorded at amortized cost. Our equity investments where we have the ability to exercise significant influence over the investee are accounted for using the equity method of accounting. Certain of our equity method investments are detailed below.

NagraStar L.L.C. We own a 50% interest in NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. The three main technologies NagraStar provides to its customers are microchips, set-top box software and uplink computer systems. NagraStar also provides end-to-end platform security testing services.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

We also hold investments that are not accounted for using the equity method of accounting, which are measured at fair value. Investments in equity securities without readily determinable fair values are accounted for at cost, less impairment and adjusted for observable price changes for identical or similar investments of the same issuer.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$356,899	$125,445	$231,454	$—	$1,692,849	$573,504	$1,119,345	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$17,910	$17,910	$—	$—	$65,172	$65,172	$—	$—
Commercial paper	6,100	—	6,100	—	290,398	—	290,398	—
Corporate securities	15,032	—	15,032	—	114,265	—	114,265	—
Other	454	—	305	149	4,844	—	4,700	144
Equity securities	144,419	134,689	9,730	—	176,205	166,481	9,724	—
Total	$183,915	$152,599	$31,167	$149	$650,884	$231,653	$419,087	$144

As of March 31, 2024, restricted and non-restricted marketable investment securities included debt securities of $39 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Derivative Instruments

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price pursuant to the License Purchase Agreement, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. This instrument met the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. As of March 31, 2024 and December 31, 2023, the derivative’s fair value was zero on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See the table below. We did not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement, which expired on its own terms on April 1, 2024. As a result, the Amended Final Judgment, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, requires T-Mobile to auction the spectrum licenses. We expected to take part in this auction, but T-Mobile has unilaterally barred our participation.

We accounted for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the License Purchase Agreement as a Level 3 instrument within the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2024	2023

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$(23,893)	$(7,417)
Derivative instruments - net realized and/or unrealized gains (losses)	—	(28,961)
Gains (losses) related to early redemption of debt	—	49
Foreign currency transaction gains (losses)	(627)	3,172
Equity in earnings (losses) of affiliates	(2,786)	(2,002)
Other	1,196	398
Total	$(26,110)	$(34,761)

6.	Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Finished goods	$473,444	$512,894
Work-in-process and service repairs	63,309	68,463
Consignment	44,746	56,360
Raw materials	51,453	27,452
Total inventory	$632,952	$665,169

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.	Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2024	2023

				(In thousands)
Equipment leased to customers	2	-	5	$1,909,842	$1,977,450
Satellites (1)	5	-	15	3,880,725	4,168,766
Satellites acquired under finance lease agreements		15		709,504	712,832
Furniture, fixtures, equipment and other	1	-	20	1,693,151	1,691,389
5G Network Deployment equipment (2)	3	-	15	4,475,376	4,263,327
Software and computer equipment	2	-	6	2,632,917	2,503,597
Buildings and improvements	1	-	40	543,860	538,815
Land		-		46,149	46,675
Construction in progress		-		1,859,790	1,844,338
Total property and equipment				17,751,314	17,747,189
Accumulated depreciation				(8,161,881)	(8,185,355)
Property and equipment, net				$9,589,433	$9,561,834

(1)	The Spaceway 3 satellite was deorbited in January 2024.
(2)	Includes 5G Network Deployment assets acquired under finance lease agreements.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Equipment leased to customers	$71,767	$88,890
Satellites	75,577	66,204
Buildings, furniture, fixtures, equipment and other	27,713	24,247
5G Network Deployment equipment	166,822	61,151
Software and computer equipment	88,687	52,758
Intangible assets and other amortization expense	54,834	54,504
Total depreciation and amortization	$485,400	$347,754

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network Deployment equipment and software, and amortization of development costs of externally marketed software.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Activity relating to our asset retirement obligations was as follows:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Balance at beginning of period	$278,287	$183,135
Liabilities incurred	4,308	31,554
Accretion expense	6,464	4,106
Revision to estimated cash flows	—	—
Balance at end of period	$289,059	$218,795

Total included in Other long-term liabilities	$289,059	$218,795

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $216 million and $217 million as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024, our Pay-TV segment satellite fleet in service consisted of the following:

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of March 31, 2024, our Broadband and Satellite Services segment satellite fleet in service consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar IX	August 2003	121	N/A
EchoStar XVII	July 2012	107	N/A
EchoStar XIX	December 2016	97.1	N/A
EchoStar XXI	June 2017	10.25	N/A
Al Yah 3	January 2018	20	N/A
EchoStar XXIV	July 2023	95.2	N/A

Leased from Other Third-Party:
Eutelsat 65 West A	March 2016	65	July 2031
Telesat T19V	July 2018	63	August 2033
EchoStar 105/SES-11	October 2017	105	November 2028

8.	Leases

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

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases within our Broadband and Satellite Services segment. Our Nimiq 5 satellite is accounted for as finance lease within our Pay-TV segment. Substantially all of our remaining leases are accounted for as operating leases, including our Anik F3 satellite lease.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Operating lease cost (1)	$167,006	$117,556

Short-term lease cost (2)	1,023	1,279

Finance lease cost:
Amortization of right-of-use assets	18,468	34,197
Interest on lease liabilities	2,792	3,570
Total finance lease cost	21,260	37,767
Total lease costs	$189,289	$156,602
(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118,408	$73,613
Operating cash flows from finance leases	$2,824	$2,397
Financing cash flows from finance leases	$15,134	$8,713

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$199,300	$231,868
Finance leases	$—	$51,110

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Operating Leases:
Operating lease assets	$3,092,070	$3,065,448

Other current liabilities	$341,257	$317,395
Operating lease liabilities	3,157,720	3,121,307
Total operating lease liabilities	$3,498,977	$3,438,702

Finance Leases:
Property and equipment, gross	$830,606	$833,933
Accumulated depreciation	(538,300)	(520,344)
Property and equipment, net	$292,306	$313,589

Other current liabilities	$48,391	$56,459
Other long-term liabilities	60,133	67,199
Total finance lease liabilities	$108,524	$123,658

Weighted Average Remaining Lease Term:
Operating leases	10.0 years	10.6 years
Finance leases	2.1 years	2.2 years

Weighted Average Discount Rate:
Operating leases	9.9%	9.5%
Finance leases	9.6%	9.7%

Maturities of lease liabilities as of March 31, 2024 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2024 (remaining nine months)	$350,672	$48,115	$398,787
2025	499,361	35,392	534,753
2026	531,049	36,588	567,637
2027	531,138	2,574	533,712
2028	487,494	—	487,494
Thereafter	3,269,111	—	3,269,111
Total lease payments	5,668,825	122,669	5,791,494
Less: Imputed interest	(2,169,848)	(14,145)	(2,183,993)
Total	3,498,977	108,524	3,607,501
Less: Current portion	(341,257)	(48,391)	(389,648)
Long-term portion of lease obligations	$3,157,720	$60,133	$3,217,853

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Lessor Accounting

The following table presents our lease revenue by type of lease:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Lease revenue:
Sales-type lease revenue	$1,084	$4,201
Operating lease revenue	5,654	11,187
Total lease revenue	$6,738	$15,388

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $28 million and $30 million as of March 31, 2024 and December 31, 2023, respectively.

The following table presents future operating lease payments to be received as of March 31, 2024:

For the Years Ending December 31,	Total
(In thousands)
2024 (remaining nine months)	$6,415
2025	4,953
2026	3,567
2027	3,488
2028	672
Thereafter	177
Total lease payments to be received	$19,272

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2024 and December 31, 2023:

		As of
		March 31, 2024		December 31, 2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
2 3/8% Convertible Notes due 2024 (1)	DISH	$—	$—	$951,168	$944,034
5 7/8% Senior Notes due 2024	DDBS	1,982,544	1,905,621	1,982,544	1,872,275
0% Convertible Notes due 2025	DISH	1,957,197	1,418,968	1,957,197	1,228,141
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,390,000	2,000,000	1,388,060
5 1/4% Senior Secured Notes due 2026	HSSC	750,000	625,200	750,000	665,678
6 5/8% Senior Notes due 2026	HSSC	750,000	445,875	750,000	591,525
3 3/8% Convertible Notes due 2026	DISH	2,908,801	1,830,799	2,908,801	1,570,753
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,158,750	2,750,000	2,366,073
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,578,750	3,500,000	3,668,980
7 3/8% Senior Notes due 2028	DDBS	1,000,000	489,200	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	1,718,750	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	629,250	1,500,000	774,600
Other notes payable		146,513	146,513	160,158	160,158
Subtotal		21,745,055	$16,337,676	22,709,868	$17,843,562
Unamortized deferred financing costs and other debt discounts, net		(66,115)		(69,606)
Finance lease obligations (2)		108,524		123,658
Total long-term debt and finance lease obligations (including current portion)		$21,787,464		$22,763,920
(1)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(2)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Convertible Notes

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Convertible Note Hedge and Warrant Transactions

Merger with DISH Network. As defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the completion of the Merger, on December 31, 2023, we and DISH Network entered into a note hedge amendment letter agreement with each option counterparty pursuant to which, at the Effective Time, DISH Network’s right to purchase shares of DISH Class A Common Stock pursuant to the terms of the applicable convertible note hedge transactions was changed into a right to purchase shares of EchoStar Class A Common Stock.

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

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan 2026 Tranche. In January 2024, we completed a series of assignments resulting in the transfer of the receivable in respect to the 2026 Tranche from DISH DBS to EchoStar Intercompany Receivable Company L.L.C., our direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable Company L.L.C.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at our option, payable in kind for the first two years from the issuance date of November 2021. After two years post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche.

As of March 31, 2024, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.496 billion. For the three months ended March 31, 2024, there were no interest payments for the Intercompany Loan paid in cash.

The Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses with such cash proceeds up to the total loan amount outstanding including interest paid in kind. Under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security for the Intercompany Loan.

10.Commitments and Contingencies

Commitments

5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $9 billion of capitalized interest related to the carrying value of such licenses. See Note 2 for further information on capitalized interest.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless Spectrum Licenses

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date

	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	711,871		June 14, 2025 (3)	June 2033
AWS-4 Licenses (2)	1,940,000		June 14, 2025 (3)	June 2033
H Block Licenses (2)	1,671,506		June 14, 2025 (4)	June 2033
600 MHz Licenses	6,213,335		June 14, 2025 (5)	June 2029
MVDDS Licenses (1)	24,000			July 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (6)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (6)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (6)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (6)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (6)	July 23, 2033 (6)	July 2036
3.45–3.55 GHz Licenses	7,329,093	May 4, 2026 (6)	May 4, 2030 (6)	May 2037
1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz (2)	972			March 2026
AWS-3	9,890,389		October 2025 (7)	October 2025 (7)
Subtotal	29,591,671

Capitalized Interest (8)	8,760,710
Total as of March 31, 2024	$38,352,381
(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	For these licenses, we must offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor.
(4)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor.
(5)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(6)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(7)	For these licenses, we must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(8)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and the first three months of 2024. See Note 2 for further information.

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

AWS-3 Auction

Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by us and, prior to October 12, 2023, by us and Northstar Manager. SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by us and, prior to February 16, 2024, by us and SNR Management. See Note 2 for further information.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Letters Exchanged between Northstar Wireless and the FCC Wireless Bureau. As outlined in letters exchanged between Northstar Wireless and the Wireless Telecommunications Bureau of the FCC (the “FCC Wireless Bureau”), Northstar Wireless paid the gross winning bid amounts for 261 AWS-3 Licenses (the “Northstar Licenses”) and notified the FCC that it would not be paying the gross winning bid amounts for 84 AWS-3 Licenses. As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses.

If the winning bids from re-auction or other award of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of Northstar Wireless, no additional amounts will be owed to the FCC by Northstar Wireless. However, if those winning bids are less than the winning bids of Northstar Wireless, then we will be responsible for the difference less any overpayment of the Northstar interim payment, detailed below, (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “Northstar Re-Auction Payment”). For example, if the winning bids in a re-auction are $1, the Northstar Re-Auction Payment would be approximately $1.892 billion, which is calculated as the difference between $2.226 billion (the Northstar winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $334 million overpayment of the Northstar interim payment. We cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any Northstar Re-Auction Payment.

Letters Exchanged between SNR Wireless and the FCC Wireless Bureau. As outlined in letters exchanged between SNR Wireless and the FCC Wireless Bureau, SNR Wireless paid the gross winning bid amounts for 244 AWS-3 Licenses and notified the FCC that it would not be paying the gross winning bid amounts for 113 AWS-3 Licenses. As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses. If the winning bids from re-auction or other award of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of SNR Wireless, no additional amounts will be owed to the FCC by SNR Wireless. However, if those winning bids are less than the winning bids of SNR Wireless, then we will be responsible for the difference less any overpayment of the SNR interim payment, detailed below, (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “SNR Re-Auction Payment”). For example, if the winning bids in a re-auction are $1, the SNR Re-Auction Payment would be approximately $1.029 billion, which is calculated as the difference between $1.211 billion (the SNR winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $182 million overpayment of the SNR interim payment. We cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any SNR Re-Auction Payment.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Contingencies

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Entropic Communications, LLC (first action)

On March 9, 2022, Entropic Communications, LLC (“Entropic”) filed a complaint against our wholly-owned subsidiaries DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 7,130,576 (the “576 patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; U.S. Patent No. 7,542,715 (the “715 Patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; and U.S. Patent No. 8,792,008 (the “008 Patent”), entitled “Method and Apparatus for Spectrum Monitoring.” On March 30, 2022, Entropic filed an amended complaint alleging infringement of the same patents. Generally, the plaintiff accuses satellite antennas, low-noise block converters, signal selector and combiners, and set-top boxes and the manner in which they process signals for satellite television customers of infringing the asserted patents.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the ‘0,566 patent, and the ‘681 patent.

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

Freedom Patents

On April 7, 2023, Freedom Patents LLC filed a complaint against our wholly-owned subsidiaries DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,284,686 (the “686 Patent”), entitled “Antenna/Beam Selection Training in MIMO Wireless LANS with Different Sounding Frames”; U.S. Patent No. 8,374,096 (the “096 Patent”), entitled “Method for Selecting Antennas and Beams in MIMO Wireless LANs”; and U.S. Patent No. 8,514,815 (the “815 Patent”), entitled “Training Signals for Selecting Antennas and Beams in MIMO Wireless LANs.” Similar complaints were also filed against Acer, Altice, Charter, Comcast and Verizon. In general, the asserted patents relate to the 802.11 wireless standard, and the products accused of infringement are the Wireless Joey, its access point, and certain Ring, Nest and Linksys products that we sell. On March 15, 2024, the Court denied the defendants’ motion to transfer the case to the United States District Court for the District of Colorado. The parties have reached a settlement under which DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. will pay a non-material sum in exchange for dismissal of the litigation and a license to the asserted patents.

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

Hughes Telecommunicaoes do Brasil v. State of São Paulo Treasury Department

On December 12, 2019, Hughes Telecommunicaoes do Brasil (“HTB”) filed a tax annulment claim in the Judicial Court of São Paulo, claiming that a tax assessment from the State Treasury of São Paulo, for the period from January 2013 to December 2014, was based on an erroneous interpretation of an exemption to the ICMS (a state tax on, among other things, communications).

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against our wholly-owned subsidiary DISH Network, its Board of Directors, and its Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On April 30, 2024, the parties filed a stipulation to certification of the proposed plaintiff class.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 2002, HCIPL’s license was amended pursuant to a 1999 government policy that eliminated fixed license fees and replaced them with license fees based on service providers’ adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees and penalties and interest on such fees and penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from both licensed and unlicensed activities.

The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and those other providers filed similar petitions with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive.

Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL was required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments.

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of March 31, 2024, the gross amount of fees, penalties and interest owed was approximately $90 million with $52 million remaining outstanding as a result of historical payments.

Pursuant to the Contribution and Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 3, 2004 between The DirecTV Group, Inc. (“DirecTV”) and certain other entities relating to DirecTV’s spinoff of certain of its subsidiaries, including HCIPL, DirecTV undertook to indemnify HCIPL for certain pre-closing tax liabilities. On March 27, 2020, HCIPL filed an indemnification complaint against DirecTV in the United States District Court for the Southern District of New York, seeking to recover certain license fees, penalties and interest owed to the Indian government as a result of the aforementioned proceedings. On November 16, 2021, the New York court granted summary judgment in favor of DirecTV, but on June 22, 2023, the United States Court of Appeals for the Second Circuit reversed, holding that, under the Purchase Agreement, HCIPL is entitled to indemnification from DirecTV. The Second Circuit remanded the case back to the trial court to determine the amount of indemnification owed.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and that court heard oral argument on April 2, 2024.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages.

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

Thereafter, the District Court maintained the stay until October 26, 2018. On February 11, 2019, the District Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the District Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit and, on May 17, 2022, that court reversed the District Court’s dismissal of the complaint. On June 16, 2022, the Defendants-Appellees filed a petition for rehearing or rehearing en banc, but on August 17, 2022, that petition was denied. On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.”

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

11.Segment Reporting

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

The total assets, revenue and operating income, and purchases of property and equipment, net of refunds, (including capitalized interest related to Regulatory authorizations) by segment were as follows:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Total assets:
Pay-TV	$49,306,211	$49,437,958
Retail Wireless	750,328	777,957
5G Network Deployment (1)	47,276,901	46,793,378
Broadband and Satellite Services	4,224,153	5,811,553
Eliminations (1)	(46,001,176)	(45,711,952)
Total assets	$55,556,417	$57,108,894
(1)	The increase primarily resulted from intercompany advances for capital expenditures related to our 5G Network Deployment.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Revenue:
Pay-TV	$2,726,578	$2,972,131
Retail Wireless	905,850	974,866
5G Network Deployment	29,504	18,907
Broadband and Satellite Services	382,586	439,596
Eliminations	(29,675)	(17,834)
Total revenue	$4,014,843	$4,387,666

Operating income (loss):
Pay-TV	$670,108	$675,233
Retail Wireless	(74,417)	(18,207)
5G Network Deployment	(570,751)	(333,603)
Broadband and Satellite Services	(39,554)	27,705
Eliminations	(630)	2,210
Total operating income (loss)	$(15,244)	$353,338

Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)
Pay-TV	$57,912	$35,563
Retail Wireless	—	—
5G Network Deployment	549,173	871,042
Broadband and Satellite Services	70,611	44,071
Eliminations	—	—
Total purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$677,696	$950,676

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2024	2023

	(In thousands)
Pay-TV subscriber and related revenue	$2,701,179	$2,944,482
Retail wireless services and related revenue	804,265	867,111
5G network deployment services and related revenue	4	—
Broadband and satellite services and other revenue	317,120	374,522
Pay-TV equipment sales and other revenue	25,399	27,649
Retail wireless equipment sales and other revenue	101,585	107,755
5G network deployment equipment sales and other revenue	29,500	18,907
Broadband equipment and other revenue	65,466	65,074
Eliminations	(29,675)	(17,834)
Total	$4,014,843	$4,387,666

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of March 31, 2024 were as follows:

For the Three Months Ended
March 31,
2024
(In thousands)
Balance at beginning of period	$74,390
Current period provision for expected credit losses	26,521
Write-offs charged against allowance	(15,979)
Acquisitions	—
Foreign currency translation	(26)
Balance at end of period	$84,906

Contract assets arise when we recognize revenue for providing a service in advance of billing our customers. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer.

Our contract assets also include receivables related to sales-type leases recognized over the lease term as the customer is billed. Contract assets are amortized as the customer is billed for services. Contract assets are recorded in “Trade accounts receivable, net” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract asset balances:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Contract assets	$72,300	$66,103

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Contract liabilities	$664,212	$710,456

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $615 million.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Broadband and Satellite Services Segment

As of March 31, 2024, the remaining performance obligations for our customer contracts was approximately $1.412 billion, compared to $1.740 billion as of December 31, 2023, a decrease of $328 million. This decrease resulted from the evaluation of the credit worthiness of the portfolio. Performance obligations expected to be satisfied within one year and greater than one year are 29% and 71%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Balance at beginning of period	$352,114	$460,876
Additions	65,104	95,659
Amortization expense	(94,266)	(112,883)
Foreign currency translation	(139)	452
Balance at end of period	$322,813	$444,104

13.Related Party Transactions

Hughes Systique Corporation (“Hughes Systique”)

We own 42% of Hughes Systique via preferred shares and contract with Hughes Systique for software development services. Prior to December 31, 2023, we consolidated Hughes Systique’s financial statements into our Condensed Consolidated Financial Statements. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Condensed Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments, net” on our Condensed Consolidated Balance Sheets.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended
	March 31, 2024
	(In thousands)
Purchases:
Purchases from Hughes Systique	$4,596

	As of
	March 31, 2024	December 31, 2023

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$1,483	$1,704

NagraStar L.L.C.

We own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Condensed Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$8,602	$9,545

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,452	$9,821
Commitments to NagraStar	$1,177	$1,727

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Recent Developments

On December 31, 2023, we completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among us, EAV Corp., a Nevada corporation and our wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which we acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as our wholly owned subsidiary. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our Pay-TV segment business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service and great value. We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). We promote our Pay-TV services by providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Retail Wireless services. We offer competitive consumer plans with no annual service contracts. Our Retail Wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we continue our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). We currently provide 5G VoNR reaching approximately 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider.

Our 5G Network Deployment segment strategy is to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans.

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

Economic Environment

During 2023 and the first three months of 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Cost of services. “Cost of services” principally includes Pay-TV programming expenses and other operating costs related to our Pay-TV segment, costs of Wireless services (including costs incurred under the MNSA and NSA), costs of broadband services, maintenance and other contracted services, and costs associated with satellite and transponder leases and services. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, cost of Wireless services includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs.

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of wireless devices and other related items, the cost of broadband equipment and networks, as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized. In addition, prior to January 1, 2024, “Cost of sales – equipment and other” included certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, which is now included in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising and selling costs, third-party commissions related to the acquisition of subscribers and employee-related costs associated with administrative services such as legal, information systems and accounting and finance. In addition, “Selling, general and administrative expenses” includes costs related to the installation of equipment for our new Pay-TV subscribers and the cost of subsidized sales of Pay-TV equipment for new subscribers.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” includes our impairment losses related to our property and equipment, regulatory authorizations, goodwill and other intangible assets.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our long-term debt (net of capitalized interest), prepayment premiums, amortization of debt discounts and debt issuance costs associated with our long-term debt and interest expense associated with our finance lease obligations.

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities and derivative instruments, foreign currency transaction gains and losses and equity in earnings and losses of our affiliates.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

SLING TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our SLING TV subscriber count. SLING TV subscriber additions are recorded net of disconnects. SLING TV customers receiving SLING TV Freestream service, or service for no charge, under certain new subscriber promotions, are excluded from our SLING TV subscriber count. For customers who subscribe to multiple SLING TV packages, each customer is only counted as one SLING TV subscriber.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Free cash flow. We define free cash flow as “Net cash flows from operating activities” less: (i) “Purchases of property and equipment” net of “Refunds and other receipts of purchases of property and equipment,” and (ii) “Capitalized interest related to Regulatory authorizations,” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate four primary business segments: (1) Pay-TV; (2) Retail Wireless; (3) 5G Network Deployment; and (4) Broadband and Satellite Services.

Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,726,578	$2,972,131	$(245,553)	(8.3)
Retail Wireless	905,850	974,866	(69,016)	(7.1)
5G Network Deployment	29,504	18,907	10,597	56.0
Broadband and Satellite Services	382,586	439,596	(57,010)	(13.0)
Eliminations	(29,675)	(17,834)	(11,841)	(66.4)
Total revenue	$4,014,843	$4,387,666	$(372,823)	(8.5)

Operating income (loss):
Pay-TV	$670,108	$675,233	$(5,125)	(0.8)
Retail Wireless	(74,417)	(18,207)	(56,210)	*
5G Network Deployment	(570,751)	(333,603)	(237,148)	(71.1)
Broadband and Satellite Services	(39,554)	27,705	(67,259)	*
Eliminations	(630)	2,210	(2,840)	*
Total operating income (loss)	$(15,244)	$353,338	$(368,582)	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $4.015 billion for the three months ended March 31, 2024, a decrease of $373 million or 8.5% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV, Retail Wireless and Broadband and Satellite Service segments.

Total operating income (loss). Our consolidated operating loss totaled $15 million for the three months ended March 31, 2024, compared to operating income of $353 million during the same period in 2023. This change primarily resulted from an increase in operating loss from our 5G Network Deployment, Retail Wireless and Broadband and Satellite Services segments.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of March 31, 2024, we had 8.178 million Pay-TV subscribers in the United States, including 6.258 million DISH TV subscribers and 1.920 million SLING TV subscribers.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming. On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products. On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and issued the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. During the second quarter of 2023, we recorded the $75 million license agreement in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On March 6, 2024, we entered into a license agreement covering NordicTrack exercise equipment that resolves our litigation involving those products and received the initial payment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,701,179	$2,944,482	$(243,303)	(8.3)
Equipment sales and other revenue	25,399	27,649	(2,250)	(8.1)
Total revenue	2,726,578	2,972,131	(245,553)	(8.3)

Costs and expenses:
Cost of services	1,664,445	1,833,299	(168,854)	(9.2)
% of Service revenue	61.6%	62.3%
Cost of sales - equipment and other	16,992	21,065	(4,073)	(19.3)
Selling, general and administrative expenses	289,631	339,959	(50,328)	(14.8)
% of Total revenue	10.6%	11.4%
Depreciation and amortization	85,402	102,575	(17,173)	(16.7)
Total costs and expenses	2,056,470	2,296,898	(240,428)	(10.5)

Operating income (loss)	$670,108	$675,233	$(5,125)	(0.8)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.178	9.198	(1.020)	(11.1)
DISH TV subscribers, as of period end (in millions)	6.258	7.098	(0.840)	(11.8)
SLING TV subscribers, as of period end (in millions)	1.920	2.100	(0.180)	(8.6)
Pay-TV subscriber additions (losses), net (in millions)	(0.348)	(0.552)	0.204	37.0
DISH TV subscriber additions (losses), net (in millions)	(0.213)	(0.318)	0.105	33.0
SLING TV subscriber additions (losses), net (in millions)	(0.135)	(0.234)	0.099	42.3
Pay-TV ARPU	$107.38	$102.71	$4.67	4.5
DISH TV subscriber additions, gross (in millions)	0.079	0.113	(0.034)	(30.1)
DISH TV churn rate	1.53%	1.98%	(0.45)%	(22.7)
DISH TV SAC	$1,054	$1,055	$(1)	(0.1)
Purchases of property and equipment, net of refunds (1)	$57,912	$35,563	$22,349	62.8
OIBDA	$755,510	$777,808	$(22,298)	(2.9)
*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended March 31, 2024 and 2023 of $30 million and $5 million, respectively.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 213,000 net DISH TV subscribers during the three months ended March 31, 2024 compared to the loss of approximately 318,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We lost approximately 135,000 net SLING TV subscribers during the three months ended March 31, 2024 compared to the loss of approximately 234,000 net SLING TV subscribers during the same period in 2023. The decrease in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended March 31, 2024, we activated approximately 79,000 gross new DISH TV subscribers compared to approximately 113,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 30.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2024 was 1.53% compared to 1.98% for the same period in 2023. Our DISH TV churn rate for the three months ended March 31, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts. In addition, our DISH TV churn rate for the three months ended March 31, 2023 was briefly elevated due to the cyber-security incident.

Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV subscriber churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

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

Service revenue. “Service revenue” totaled $2.701 billion for the three months ended March 31, 2024, a decrease of $243 million or 8.3% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV ARPU. Pay-TV ARPU was $107.38 during the three months ended March 31, 2024 versus $102.71 during the same period in 2023. The $4.67 or 4.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $1.664 billion during the three months ended March 31, 2024, a decrease of $169 million or 9.2% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the three months ended March 31, 2023 were negatively impacted by approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 61.6% and 62.3% of “Service revenue” during the three months ended March 31, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $290 million during the three months ended March 31, 2024, a $50 million or 14.8% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $85 million during the three months ended March 31, 2024, a $17 million or 16.7% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

DISH TV SAC. DISH TV SAC was $1,054 during the three months ended March 31, 2024 compared to $1,055 during the same period in 2023, a decrease of $1 or 0.1%. This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher installation costs due to an increase in labor and other installation costs and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended March 31, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $7 million and $15 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our “DISH TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies. See further information under “Liquidity and Capital Resources – Subscriber Acquisition and Retention Costs.”

Retail Wireless Segment

We offer nationwide prepaid and postpaid Retail Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for device financing arrangements.

Boost Mobile postpaid. During 2023, we launched our nationwide expansion of our Boost Mobile postpaid wireless service. At the end of the third quarter of 2023, we began offering the iPhone 15 on our 5G Network and expanded our Boost Mobile postpaid offering through a distribution partnership with Amazon. We currently offer a broad range of premium wireless devices on our 5G Network.

We are currently operating our Retail Wireless segment primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning our Retail Wireless segment to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We currently provide 5G VoNR reaching approximately 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under MNSA and NSA, respectively. Under the NSA, we expect AT&T will become our primary network services provider.

As of March 31, 2024 we had 7.297 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text, and device financing arrangements for certain qualified subscribers.

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

ACP Subscribers. A portion of our subscriber base and revenue is comprised of subscribers who receive benefits under ACP. The ACP program was projected to end in April 2024 unless Congress appropriated additional funding and the FCC began taking steps to wind down the ACP program and stopped accepting new applications and enrollments on February 7, 2024. Households enrolled in the ACP continued to receive the benefit on their service through April 2024. In May 2024, households may receive a partial benefit and after May 2024 ACP will end and households will no longer receive their benefit, unless Congress appropriates additional funding.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

As of March 31, 2024, we had approximately 600,000 ACP subscribers, representing 8% of our Wireless subscriber base. We currently have plans in place to retain and/or migrate these subscribers to lower priced service plans. Generally, ACP subscribers have lower Wireless ARPU than other Wireless subscribers and as a result, any loss of ACP subscribers will have a nominal impact on pre-tax net income. We cannot predict with any certainty the impact of the loss of the ACP benefit to our Wireless subscriber base, net Wireless subscriber activations and results of operations.

If ACP funding is ultimately restored or replaced, there can be no assurance that the timing of the restoration or replacement will not lead to service interruptions and negatively impact, among other things, our net Wireless subscriber activations and results of operations. In addition, the restoration or replacement of ACP with one having different eligibility requirements and/or funding levels could negatively impact, among other things, our net Wireless subscriber activations and results of operations or impose additional costs on our business.

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

Additional primary competitors to our Retail Wireless segment include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular, Mint Mobile (T-Mobile has reached an agreement to acquire), Spectrum Mobile and Xfinity Mobile.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Retail Wireless Segment

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$804,265	$867,111	$(62,846)	(7.2)
Equipment sales and other revenue	101,585	107,755	(6,170)	(5.7)
Total revenue	905,850	974,866	(69,016)	(7.1)

Costs and expenses:
Cost of services	460,814	497,972	(37,158)	(7.5)
% of Service revenue	57.3%	57.4%
Cost of sales - equipment and other	289,542	263,833	25,709	9.7
Selling, general and administrative expenses	173,012	178,423	(5,411)	(3.0)
% of Total revenue	19.1%	18.3%
Depreciation and amortization	56,899	52,845	4,054	7.7
Total costs and expenses	980,267	993,073	(12,806)	(1.3)

Operating income (loss)	$(74,417)	$(18,207)	$(56,210)	*

Other data:
Wireless subscribers, as of period end (in millions)	7.297	7.913	(0.616)	(7.8)
Wireless subscriber additions, gross (in millions)	0.580	0.785	(0.205)	(26.1)
Wireless subscriber additions (losses), net (in millions) **	(0.081)	(0.081)	—	*
Wireless ARPU	$36.69	$36.43	$0.26	0.7
Wireless churn rate	3.05%	4.24%	(1.19)%	(28.1)
OIBDA	$(17,518)	$34,638	$(52,156)	*
*	Percentage is not meaningful.
**	Includes ACP/Gen Mobile subscribers.

Wireless subscribers. We lost approximately 81,000 net Wireless subscribers during each of the three months ended March 31, 2024 and 2023. The three months ended March 31, 2024 was positively impacted by a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations and lower net ACP/Gen Mobile subscriber additions compared to the same period in 2023.

Wireless subscribers, gross. During the three months ended March 31, 2024, we activated approximately 580,000 gross new Wireless subscribers compared to approximately 785,000 gross new Wireless subscribers during the same period in 2023, a decrease of 26.1%. This decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies. In addition, our gross new Wireless subscribers for the three months ended March 31, 2024 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended March 31, 2024 was 3.05% compared to 4.24% for the same period in 2023. Our Wireless churn rate for the three months ended March 31, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the three months ended March 31, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Service revenue. “Service revenue” totaled $804 million for the three months ended March 31, 2024, a decrease of $63 million or 7.2% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base, partially offset by an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.69 during the three months ended March 31, 2024 versus $36.43 during the same period in 2023. The $0.26 or 0.7% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $102 million for the three months ended March 31, 2024, a decrease of $6 million or 5.7% compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a decrease in units shipped and higher promotional subsidies, partially offset by higher revenue per unit shipped due to unit mix. During the three months ended March 31, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $461 million for the three months ended March 31, 2024, a decrease of $37 million or 7.5% compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base and lower network services costs per subscriber, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs. The three months ended March 31, 2023 was negatively impacted by the migration of subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $290 million for the three months ended March 31, 2024, an increase of $26 million or 9.7% compared to the same period in 2023. The increase in “Cost of sales – equipment and other” compared to the same period in 2023 was primarily related to higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the three months ended March 31, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $173 million during the three months ended March 31, 2024, a $5 million or 3.0% decrease compared to the same period in 2023. This change was primarily driven by a decrease in costs to support the Retail Wireless segment and lower sales commissions, partially offset by higher marketing expenditures mainly related to the third quarter of 2023 nationwide expansion of our Boost Mobile postpaid wireless service and offering of the iPhone 15 on our 5G Network. The three months ended March 31, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

5G Network Deployment Segment

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $9 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – 5G Network Deployment Segment

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$4	$—	$4	*
Equipment sales and other revenue	29,500	18,907	10,593	56.0
Total revenue	29,504	18,907	10,597	56.0

Costs and expenses:
Cost of services	312,229	—	312,229	*
Cost of sales - equipment and other	—	184,997	(184,997)	*
Selling, general and administrative expenses	50,839	69,886	(19,047)	(27.3)
Depreciation and amortization	237,187	97,627	139,560	*
Total costs and expenses	600,255	352,510	247,745	70.3

Operating income (loss)	$(570,751)	$(333,603)	$(237,148)	(71.1)

Other data:
Purchases of property and equipment, net of refunds	391,089	671,647	(280,558)	(41.8)
OIBDA	$(333,564)	$(235,976)	$(97,588)	(41.4)
*	Percentage is not meaningful.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $312 million during the three months ended March 31, 2024, an increase of $127 million compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services and other costs related to our 5G Network. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $51 million during the three months ended March 31, 2024, a $19 million or 27.3% decrease compared to the same period in 2023. This change was primarily driven by a decrease in costs to support the 5G Network Deployment segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $237 million during the three months ended March 31, 2024, a $140 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Backlog

As of March 31, 2024, our Broadband and Satellite services segment had approximately $1.512 billion of contracted revenue backlog. We define the Broadband and Satellite services segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable, and wireless internet service providers. Customers consider cost, speed and accessibility to be key determining factors in the selection of a service provider. In addition, government subsidies, such as the Federal Communications Commission’s (“FCC”) Rural Development Opportunity Fund, can have the effect of subsidizing the growth of our wired, wireless and satellite competitors. Our primary satellite competitors in the North American consumer market are ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”), and Space Exploration Technologies Corp. (“SpaceX”). Both ViaSat and SpaceX have also entered the South and Central American consumer markets. We seek to differentiate ourselves based on the ubiquitous availability of our service, quality, proprietary technology and distribution channels.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

In our enterprise markets, we compete against multiple categories of providers. In the managed services area, we compete against providers of satellite-based and terrestrial-based networks, including fiber optic, cable, wireless internet service, multiprotocol label switching (MPLS) and internet protocol-based virtual private networks (VPN), which vary by region. In the in-flight connectivity market, we compete against direct and indirect providers of passenger WiFi services, such as ViaSat and SpaceX. To compete effectively, we emphasize our network quality, customization capability, ability to offer networks as a turnkey managed service, position as a single point of contact for products and services and competitive prices. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc. To differentiate ourselves from our competitors, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work and the quality of our customer service. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers, including domestic and international telecommunications operators, cable companies and other major carriers.

In the emerging non-terrestrial network market, we expect to compete with several companies targeting this area, with technology approaches that may be similar to us or in some cases different. We will compete on, among other things, the basis of our strong spectrum position, expertise in satellite and 5G technologies and our global industry relationships.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$317,120	$374,522	$(57,402)	(15.3)
Equipment sales and other revenue	65,466	65,074	392	0.6
Total revenue	382,586	439,596	(57,010)	(13.0)

Costs and expenses:
Cost of services	130,180	134,760	(4,580)	(3.4)
% of Service revenue	41.1%	36.0%
Cost of sales - equipment and other	56,634	52,235	4,399	8.4
Selling, general and administrative expenses	116,485	118,636	(2,151)	(1.8)
% of Total revenue	30.4%	27.0%
Depreciation and amortization	118,841	103,118	15,723	15.2
Impairment of long-lived assets and goodwill	—	3,142	(3,142)	*
Total costs and expenses	422,140	411,891	10,249	2.5

Operating income (loss)	$(39,554)	$27,705	$(67,259)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.978	1.177	(0.199)	(16.9)
Broadband subscriber additions (losses), net (in millions)	(0.026)	(0.051)	0.025	49.0
Purchases of property and equipment, net of refunds (1)	70,611	44,071	26,540	60.2
OIBDA	$79,287	$130,823	(51,536)	(39.4)
*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended March 31, 2024 and 2023 of $2 million and net refunds of $3 million, respectively.

Broadband subscribers. We lost approximately 26,000 net Broadband subscribers for the three months ended March 31, 2024 compared to the loss of approximately 51,000 net Broadband subscribers during the same period in 2023. The net Broadband subscriber loss improvement was primarily due to the new EchoStar XXIV satellite service launch and increased subscriber demand for our new satellite service plans. Churn of legacy subscribers has started to improve as prior churn and migrations have resulted in increased capacity availability and service satisfaction. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $317 million for the three months ended March 31, 2024, a decrease of $57 million, or 15.3%, as compared to 2023. The decrease was primarily attributable to lower sales of broadband services to our North American consumer and enterprise customers. The three months ended March 31, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $65 million for the three months ended March 31, 2024, an increase of less than $1 million, or 0.6%, as compared to 2023. The change was primarily attributable to a decrease in hardware sales to our North American enterprise customers, offset by an increase in hardware sales to our aeronautical service providers.

Cost of services. “Cost of services” totaled $130 million for the three months ended March 31, 2024, a decrease of $5 million, or 3.4%, as compared to 2023. The decrease was primarily attributable to the corresponding decreases in services revenue, partially offset by higher costs incurred in providing services in North America.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $57 million for the three months ended March 31, 2024, an increase of $4 million, or 8.4%, as compared to 2023. The increase was primarily attributable to the corresponding increase in equipment revenue and higher costs incurred in providing equipment in North America.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $116 million for the three months ended March 31, 2024, a decrease of $2 million, or 1.8%, as compared to 2023. The decrease was primarily attributable to decreases in research and development and sales and marketing expenses.

Depreciation and amortization. “Depreciation and amortization” expense totaled $119 million for the three months ended March 31, 2024, an increase of $16 million, or 15.2%, as compared to 2023. The increase was primarily attributable to an increase in satellite depreciation driven by our EchoStar XXIV satellite, which was placed into service in December 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(15,244)	$353,338	$(368,582)	*

Other income (expense):
Interest income	30,462	68,186	(37,724)	(55.3)
Interest expense, net of amounts capitalized	(99,408)	(20,033)	(79,375)	*
Other, net	(26,110)	(34,761)	8,651	24.9
Total other income (expense)	(95,056)	13,392	(108,448)	*

Income (loss) before income taxes	(110,300)	366,730	(477,030)	*
Income tax (provision) benefit, net	1,925	(93,885)	95,810	*
Effective tax rate	1.7%	25.6%
Net income (loss)	(108,375)	272,845	(381,220)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(999)	19,311	(20,310)	*
Net income (loss) attributable to EchoStar	$(107,376)	$253,534	$(360,910)	*
*	Percentage is not meaningful.

Interest income. “Interest income” totaled $30 million during the three months ended March 31, 2024, a decrease of $38 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the three months ended March 31, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $99 million during the three months ended March 31, 2024, an increase of $79 million compared to the same period in 2023. During the three months ended March 31, 2024, as the qualifying assets, including certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize substantially all interest on those assets and as a result, capitalized interest was reduced by $79 million, and interest expense increased. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $26 million during the three months ended March 31, 2024, a decrease of $9 million compared to the same period in 2023. This change primarily resulted from the $29 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the three months ended March 31, 2023 compared to no change during the three months ended March 31, 2024, partially offset by a net increase in losses on marketable and non-marketable investment securities. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $2 million during the three months ended March 31, 2024, compared to a provision of $94 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the three months ended March 31, 2024 was impacted by federal, state and foreign valuation allowances.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Net income (loss) attributable to EchoStar	$(107,376)	$253,534
Interest, net	68,946	(48,153)
Income tax provision (benefit), net	(1,925)	93,885
Depreciation and amortization	485,400	347,754
Consolidated EBITDA	$445,045	$647,020

The changes in Consolidated EBITDA during the three months ended March 31, 2024, compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses, as well as the impact from changes in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the three months ended March 31, 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Segment OIBDA

Segment OIBDA, which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors. Segment OIBDA is calculated by adding back depreciation and amortization expense to business segments operating income (loss). See Note 11 to the Notes to our Condensed Consolidated Financial Statements for further information.

For the Three Months Ended March 31, 2024	Pay-TV	Retail Wireless	5G Network Deployment	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$670,108	$(74,417)	$(570,751)	$(39,554)	$(630)	$(15,244)
Depreciation and amortization	85,402	56,899	237,187	118,841	(12,929)	485,400
OIBDA	$755,510	$(17,518)	$(333,564)	$79,287	$(13,559)	$470,156

For the Three Months Ended March 31, 2023

Segment operating income (loss)	$675,233	$(18,207)	$(333,603)	$27,705	$2,210	$353,338
Depreciation and amortization	102,575	52,845	97,627	103,118	(8,411)	347,754
OIBDA	$777,808	$34,638	$(235,976)	$130,823	$(6,201)	$701,092

The changes in OIBDA during the three months ended March 31, 2024, compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of March 31, 2024 cash, cash equivalents and current marketable investment securities totaled $766 million compared to $2.444 billion as of December 31, 2023, a decrease of $1.678 billion. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from capital expenditures, net of refunds, of $678 million (including capitalized interest related to Regulatory authorizations), the redemption of our 2 3/8% Convertible Notes due 2024 of $951 million, the purchase of SNR Management’s ownership interest in SNR HoldCo of $442 million, partially offset by cash generated from operating activities of $451 million.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2024.

Cash flows from operating activities

For the three months ended March 31, 2024, we reported “Net cash flows from operating activities” of $451 million primarily attributable to $398 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, impairments and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Cash flows from investing activities

For the three months ended March 31, 2024, we reported outflows from “Net cash flows from investing activities” of $238 million primarily related to from capital expenditures, net of refunds, of $678 million (including capitalized interest related to Regulatory authorizations), partially offset by $440 million in net sales of marketable investment securities.

Cash flows from financing activities

For the three months ended March 31, 2024, we reported outflows from “Net cash flows from financing activities” of $1.420 billion primarily related the redemption of our 2 3/8% Convertible Notes due 2024 of $951 million, and the purchase of SNR Management’s ownership interest in SNR HoldCo of $442 million.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Free cash flow can be significantly impacted from period to period by changes in “Net income (loss)” adjusted to exclude certain non-cash charges, operating assets and liabilities, “Purchases of property and equipment,” net of “Refunds and other receipts of purchases of property and equipment,” and “Capitalized interest related to Regulatory authorizations.” These items are shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections on our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber additions (losses), service revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs for DISH TV subscribers, operating efficiencies, increases or decreases in purchases of property and equipment, expenditures related to our 5G Network Deployment and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Net cash flows from operating activities	$451,259	$789,947
Purchases of property and equipment, net of refunds (including capitalized interest related to Regulatory authorizations)	(677,696)	(950,676)
Free cash flow	$(226,437)	$(160,729)

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities. We anticipate operating expenditures for our 5G Network Deployment to increase for the remainder of 2024 as we continue to, among other things, deploy cell sites and communication towers to commercialize our 5G Network. Since we reached our 5G Network Deployment milestone of 70% of the U.S. population, we expect our capital expenditures will decline in the near term. However, as we prepare for our next build-out requirements in 2025, we expect our capital expenditures to increase as we approach this deadline. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of March 31, 2024, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. We expect that this trend will continue in 2024 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Subscriber Base – Pay TV, Retail Wireless and Broadband and Satellite Services Segments

See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire Pay-TV, Wireless and Broadband subscribers, including, but not limited to, advertising, independent third-party retailer incentives, payments made to third parties, equipment and wireless device subsidies, installation services and/or new customer promotions. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective. With respect to our DISH TV services and Boost Mobile postpaid, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments. We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV services and Boost Mobile postpaid over longer periods of time. Subscriber acquisition costs for SLING TV subscribers are significantly lower than those for DISH TV subscribers. Our subscriber acquisition costs may vary significantly from period to period.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

DISH Network and DISH DBS Corporation

The indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. The indentures related to our outstanding DISH Network and DISH DBS senior secured notes contain restrictive covenants that, among other things, impose limitations on our ability and certain of our subsidiaries to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments of spectrum collateral; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. In addition, the Convertible Notes provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes. As of the date of filing of this Quarterly Report on Form 10-Q, we, DISH Network and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Hughes Satellite Systems Corporation

The indentures related to our outstanding senior notes issued by Hughes Satellite Systems Corporation (“HSSC”) contain restrictive covenants that, among other things, impose limitations on the ability of HSSC and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make distributions on HSSC’s capital stock or repurchase HSSC’s capital stock; (iii) allow to exist certain restrictions on such subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. As of the date of filing of this Quarterly Report on Form 10-Q, we and HSSC were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Obligations and Future Capital Requirements

Contractual Obligations

See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We may need to make significant additional investments to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the rate at which we complete our 5G Network Deployment, the potential purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers, and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2024 are expected to be driven by the rate of our 5G Network Deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network Deployment as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary.

We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund fourth quarter operations or the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Wireless – 5G Network Deployment

See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Issuances and Maturity

We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.

Our 5 7/8% Senior Notes due 2024 with remaining balance of approximately $1.983 billion matures on November 15, 2024. We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2024. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. CONTROLS AND PROCEDURES

Conclusion regarding disclosure controls and procedures

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies – Contingencies –Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our stock repurchase program expired December 31, 2023.

Item 5. OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

(a)	Exhibits.

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2024 filed on May 8, 2024 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).
☐	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

By:	/s/ Hamid Akhavan
Hamid Akhavan
President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH (Principal Financial Officer and Principal Accounting Officer)
Date: May 8, 2024