Form 10-Q
period 2024-06-30
EchoStar CORP
filed 2024-08-09
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024.

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

As of July 31, 2024, the registrant’s outstanding common stock consisted of 140,332,352 shares of Class A common stock and 131,348,468 shares of Class B common stock.

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

iii

Item 1. FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$419,246	$1,821,376
Marketable investment securities	101,331	623,044
Trade accounts receivable, net of allowance for credit losses of $107,498 and $74,390, respectively	1,052,855	1,122,139
Inventory	557,257	665,169
Prepaids and other assets	642,158	644,005
Other current assets	15,019	16,081
Total current assets	2,787,866	4,891,814

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	143,429	118,065
Property and equipment, net	9,427,192	9,561,834
Regulatory authorizations, net	39,053,041	38,572,980
Other investments, net	243,191	314,370
Operating lease assets	3,137,306	3,065,448
Intangible assets, net	86,992	172,892
Other noncurrent assets, net	376,176	411,491
Total noncurrent assets	52,467,327	52,217,080
Total assets	$55,255,193	$57,108,894

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$655,455	$774,011
Deferred revenue and other	670,439	754,658
Accrued programming	1,546,377	1,427,762
Accrued interest	289,302	297,678
Other accrued expenses and liabilities	1,732,389	1,717,826
Current portion of long-term debt and finance lease obligations (Note 9)	2,082,919	3,046,654
Total current liabilities	6,976,881	8,018,589

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 9)	19,678,708	19,717,266
Deferred tax liabilities, net	4,975,164	5,014,309
Operating lease liabilities	3,115,265	3,121,307
Long-term deferred revenue and other long-term liabilities	877,224	849,131
Total long-term obligations, net of current portion	28,646,361	28,702,013
Total liabilities	35,623,242	36,720,602

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	—	438,382

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 140,318,473 and 140,153,020 shares issued and outstanding, respectively	140	140
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,326,880	8,301,979
Accumulated other comprehensive income (loss)	(179,126)	(160,056)
Accumulated earnings (deficit)	11,425,016	11,737,983
Total EchoStar stockholders’ equity (deficit)	19,573,041	19,880,177
Noncontrolling interests	58,910	69,733
Total stockholders’ equity (deficit)	19,631,951	19,949,910
Total liabilities and stockholders’ equity (deficit)	$55,255,193	$57,108,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$3,742,086	$4,088,513	$7,561,755	$8,269,234
Equipment sales and other revenue	210,665	267,949	405,839	474,894
Total revenue	3,952,751	4,356,462	7,967,594	8,744,128

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,507,478	2,391,540	5,064,660	4,854,140
Cost of sales - equipment and other	408,093	583,498	771,176	1,103,558
Selling, general and administrative expenses	595,024	758,562	1,219,446	1,459,334
Depreciation and amortization	507,525	370,633	992,925	718,387
Impairment of long-lived assets and goodwill	—	—	—	3,142
Total costs and expenses	4,018,120	4,104,233	8,048,207	8,138,561

Operating income (loss)	(65,369)	252,229	(80,613)	605,567

Other Income (Expense):
Interest income, net	13,929	54,308	44,391	122,494
Interest expense, net of amounts capitalized (Note 2)	(81,166)	(21,648)	(180,574)	(41,681)
Other, net (Note 5)	(91,498)	34,068	(117,608)	(693)
Total other income (expense)	(158,735)	66,728	(253,791)	80,120

Income (loss) before income taxes	(224,104)	318,957	(334,404)	685,687
Income tax (provision) benefit, net	16,646	(86,265)	18,571	(180,150)
Net income (loss)	(207,458)	232,692	(315,833)	505,537
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,867)	20,030	(2,866)	39,341
Net income (loss) attributable to EchoStar	$(205,591)	$212,662	$(312,967)	$466,196

Weighted-average common shares outstanding - Class A and B common stock:
Basic	271,592	270,818	271,555	270,328
Diluted	271,592	308,375	271,555	307,948

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.76)	$0.79	$(1.15)	$1.72
Diluted net income (loss) per share attributable to EchoStar	$(0.76)	$0.69	$(1.15)	$1.51

Comprehensive Income (Loss):
Net income (loss)	$(207,458)	$232,692	$(315,833)	$505,537
Other comprehensive income (loss):
Foreign currency translation adjustments	(17,695)	12,917	(23,286)	21,041
Unrealized holding gains (losses) on available-for-sale debt securities	(20)	2,776	1,432	2,536
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	2	(1,528)	1
Deferred income tax (expense) benefit, net	(29)	(624)	(29)	(750)
Total other comprehensive income (loss), net of tax	(17,744)	15,071	(23,411)	22,828
Comprehensive income (loss)	(225,202)	247,763	(339,244)	528,365
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(5,089)	21,923	(7,207)	43,203
Comprehensive income (loss) attributable to EchoStar	$(220,113)	$225,840	$(332,037)	$485,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

Purchase of SNR Management's ownership interest in SNR HoldCo			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2022	$269	$8,222,599	$(175,267)	$13,440,040	$98,192	$21,585,833	$464,359
Issuance of Class A common stock	1	9,387	—	—	—	9,388	—
Non-cash, stock-based compensation	—	14,628	—	—	—	14,628	—
Other comprehensive income (loss)	—	—	5,788	—	1,969	7,757	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,094)	(1,094)	20,405
Net income (loss) attributable to EchoStar	—	—	—	253,534	—	253,534	—
Balance, March 31, 2023	$270	$8,246,614	$(169,479)	$13,693,574	$99,067	$21,870,046	$484,764
Issuance of Class A common stock	1	19,000	—	—	—	19,001	—
Non-cash, stock-based compensation	—	12,678	—	—	—	12,678	—
Other comprehensive income (loss)	—	—	13,178	—	1,893	15,071	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,993)	(1,993)	22,023
Net income (loss) attributable to EchoStar	—	—	—	212,662	—	212,662	—
Balance, June 30, 2023	$271	$8,278,292	$(156,301)	$13,906,236	$98,967	$22,127,465	$506,787

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$271	$8,301,979	$(160,056)	$11,737,983	$69,733	$19,949,910	$438,382
Issuance of Class A common stock	—	(160)	—	—	—	(160)	—
Non-cash, stock-based compensation	—	9,058	—	—	—	9,058	—
Other comprehensive income (loss)	—	—	(4,548)	—	(1,119)	(5,667)	—
Purchase of SNR Management's ownership interest in SNR HoldCo	—	—	—	—	—	—	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(4,615)	(4,615)	3,616
Net income (loss) attributable to EchoStar	—	—	—	(107,376)	—	(107,376)	—
Balance, March 31, 2024	$271	$8,310,877	$(164,604)	$11,630,607	$63,999	$19,841,150	$—
Issuance of Class A common stock	—	1,992	—	—	—	1,992	—
Sale of Assets to CONX, net of deferred taxes	—	3,376	—	—	—	3,376	—
Non-cash, stock-based compensation	—	10,635	—	—	—	10,635	—
Other comprehensive income (loss)	—	—	(14,522)	—	(3,222)	(17,744)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,867)	(1,867)	—
Net income (loss) attributable to EchoStar	—	—	—	(205,591)	—	(205,591)	—
Balance, June 30, 2024	$271	$8,326,880	$(179,126)	$11,425,016	$58,910	$19,631,951	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(315,833)	$505,537
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	992,925	718,387
Impairment of long-lived assets and goodwill	—	3,142
Realized and unrealized losses (gains) on investments, impairments and other	49,312	(31,109)
Realized and unrealized losses (gains) on derivatives	—	36,974
Non-cash, stock-based compensation	19,693	27,306
Deferred tax expense (benefit)	(35,300)	143,754
Changes in allowance for credit losses	33,108	1,531
Change in long-term deferred revenue and other long-term liabilities	8,139	(3,356)
Other, net	192,710	67,120
Changes in current assets and current liabilities, net	(13,770)	69,820
Net cash flows from operating activities	930,984	1,539,106

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(21,847)	(2,051,128)
Sales and maturities of marketable investment securities	501,512	1,917,860
Purchases of property and equipment	(866,922)	(1,700,818)
Refunds and other receipts of purchases of property and equipment	—	31,371
Capitalized interest related to regulatory authorizations (Note 2)	(481,807)	(581,766)
Proceeds from other debt investments	—	148,448
Purchases of regulatory authorizations, including deposits	(1,104)	(1,771)
Sale of assets to CONX (Note 13)	26,719	—
Other, net	(4,716)	(13,286)
Net cash flows from investing activities	(848,165)	(2,251,090)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(52,758)	(53,514)
Redemption and repurchases of convertible and senior notes	(951,170)	(1,582,181)
Proceeds from issuance of senior notes	—	1,500,000
Early debt extinguishment gains (losses) of convertible and senior notes	—	68,086
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	1,832	8,297
Purchase of SNR Management's ownership interest in SNR HoldCo	(441,998)	—
Debt issuance costs and debt (discount) premium	—	21,635
Other, net	2	(4,710)
Net cash flows from financing activities	(1,444,092)	(42,387)

Effect of exchange rates on cash and cash equivalents	(3,701)	3,483

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(1,364,974)	(750,888)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	1,911,601	2,561,803
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$546,627	$1,810,915

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

Our cash and cash equivalents and marketable investment securities totaled $521 million as of June 30, 2024 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of June 30, 2024, we have $1.983 billion of debt maturing in November 2024, and we are forecasting negative cash flows for the remainder of the calendar year 2024.

Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern. Based on our cash forecast, we do not currently have the necessary Cash on Hand and/or projected future cash flows to fund fourth quarter 2024 operations or the November 2024 debt maturity. Additionally, our cash forecast contains estimates and assumptions, and we cannot predict the timing of all cash receipts and expenditures with certainty. Variances in timing from our estimates and assumptions may adversely impact our liquidity prior to the fourth quarter. To address our capital needs, we are in active discussions with funding sources to raise additional capital. We cannot provide assurances that we will be successful in obtaining such new financing necessary for us to have sufficient liquidity. Further, if we are not successful in these endeavors, our ability to fund the expenditures necessary to meet some of our future FCC build-out requirements and wireless customer growth initiatives will be adversely affected.

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of June 30, 2024, we had 8.074 million Pay-TV subscribers in the United States, including 6.076 million DISH TV subscribers and 1.998 million SLING TV subscribers.

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

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). We have deployed 5G VoNR covering over 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of June 30, 2024, we had 7.281 million Wireless subscribers.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 10 for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans. Our fully constructed facilities along with our construction in process will be sufficient to meet many of our build-out requirements over the next year, including our June 14, 2025 milestones. These facilities are for licenses comprising approximately 90% of the aggregate carrying value, including capitalized interest, for our 600 MHz, 700 MHz, H Block and AWS-4 licenses. However, for the remaining licenses that we have not yet constructed facilities sufficient to meet our June 14, 2025 final build-out requirements, we will need to raise additional capital to, among other things, continue our 5G Network Deployment. If we are unable to address our capital needs or encounter unanticipated construction delays, we may be unable to retain such spectrum licenses, which would result in an impairment of those licenses.

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

Broadband and Satellite Services

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We also offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. As of June 30, 2024, we had 955,000 Broadband subscribers.

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

“Cost of services.” Historically, as we built-out our 5G Network, certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, were presented within “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as our 5G Network service had not commenced. As we have commenced utilizing our 5G Network for commercial traffic, such amounts now represent costs of operating our 5G Network and are, beginning on January 1, 2024, presented within the “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The change has no impact on net income. For the three and six months ended June 30, 2023, the direct costs related to our 5G Network Deployment included within the “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $225 million and $410 million, respectively.

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

We are currently commercializing our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. Historically, the qualifying assets exceeded the carrying value of our long-term debt and finance lease obligations, therefore substantially all of our interest expense was being capitalized. As the qualifying assets, including certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize substantially all interest on those assets and as a result, during the three and six months ended June 30, 2024, we incurred $69 million and $157 million, respectively, of “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which would have previously been capitalized. We expect this trend to continue.

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

As of June 30, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $164 million and $207 million for the three months ended June 30, 2024 and 2023, respectively. Advertising expenses totaled $328 million and $380 million for the six months ended June 30, 2024 and 2023, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales–equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $29 million and $27 million for the three months ended June 30, 2024 and 2023, respectively. Research and development costs totaled $54 million and $55 million for the six months ended June 30, 2024 and 2023, respectively.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
Net income (loss)	$(207,458)	$232,692	$(315,833)	$505,537
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,867)	20,030	(2,866)	39,341
Net income (loss) attributable to EchoStar - Basic	(205,591)	212,662	(312,967)	466,196
Interest on dilutive Convertible Notes, net of tax (1) (3)	—	—	—	—
Net income (loss) attributable to EchoStar - Diluted	$(205,591)	$212,662	$(312,967)	$466,196

Weighted-average common shares outstanding - Class A and B common stock:
Basic	271,592	270,818	271,555	270,328
Dilutive impact of Convertible Notes (2)(3)	—	37,550	—	37,550
Dilutive impact of stock awards outstanding (3)	—	7	—	70
Diluted	271,592	308,375	271,555	307,948

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.76)	$0.79	$(1.15)	$1.72
Diluted net income (loss) per share attributable to EchoStar	$(0.76)	$0.69	$(1.15)	$1.51
(1)	For both the three and six months ended June 30, 2023, substantially all of our interest expense was capitalized. See Note 2 for further information.
(2)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(3)	For the three and six months ended June 30, 2024, the dilutive impact of 33 million and 35 million weighted-average shares of Class A common stock, respectively, were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period.

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

	As of June 30,
	2024	2023

	(In thousands)
Anti-dilutive stock awards	9,762	11,241
Performance/market based options	4,421	4,861
Restricted Performance Units/Awards	—	—
Common stock warrants	16,151	16,151
Total	30,334	32,253

Exchange Offer

On March 4, 2024, we commenced a tender offer to eligible employees (which excludes our co-founders and the non-executive/non-employee members of our Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in our Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and we accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, during the second quarter of 2024, the exercise price of approximately 6 million new stock options, affecting approximately 1,000 eligible employees, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer is $15 million, which will be recognized over the remaining vesting period of the applicable options.

4.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2024	2023

	(In thousands)
Cash paid for interest (including capitalized interest)	$681,737	$721,438
Cash received for interest	36,951	97,125
Cash paid for income taxes, net of (refunds)	(22,843)	5,029
Capitalized interest (1)	524,696	671,862
Employee benefits paid in Class A common stock	—	20,092
Vendor financing	—	57,930
Accrued capital expenditures	147,464	488,455
Asset retirement obligation	8,959	54,351
(1)	See Note 2 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$149	$144
Strategic - trading/equity	100,222	176,205
Other	960	446,695
Total current marketable investment securities	101,331	623,044
Restricted marketable investment securities (1)	16,048	27,840
Total marketable investment securities	117,379	650,884

Restricted cash and cash equivalents (1)	127,381	90,225

Other investments, net:
Equity method investments	94,483	169,038
Cost method investments	109,509	106,134
Fair value method and other debt investments	39,199	39,198
Total other investments, net	243,191	314,370

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$487,951	$1,055,479
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2024, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2024 and December 31, 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

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

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms. During the three months ended June 30, 2024, Invidi impaired the goodwill on their financial statements and our portion of this impairment resulted in a $63 million loss in “Equity in earnings (losses) of affiliates” recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three months ended June 30, 2024.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30,2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$320,984	$192,935	$128,049	$—	$1,692,849	$573,504	$1,119,345	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$17,007	$17,007	$—	$—	$65,172	$65,172	$—	$—
Commercial paper	—	—	—	—	290,398	—	290,398	—
Corporate securities	—	—	—	—	114,265	—	114,265	—
Other	150	—	1	149	4,844	—	4,700	144
Equity securities	100,222	92,156	8,066	—	176,205	166,481	9,724	—
Total	$117,379	$109,163	$8,067	$149	$650,884	$231,653	$419,087	$144

As of June 30, 2024, restricted and non-restricted marketable investment securities included debt securities of $17 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Derivative Instruments

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price pursuant to the License Purchase Agreement, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. This instrument met the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. As of June 30, 2024 and December 31, 2023, the derivative’s fair value was zero on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See the table below. We did not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement, which expired on its own terms on April 1, 2024. As a result, the Amended Final Judgment, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, requires T-Mobile to auction the spectrum licenses.

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

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2024	2023	2024	2023

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$(25,417)	$3,840	$(49,312)	$(3,577)
Derivative instruments - net realized and/or unrealized gains (losses)	—	(8,013)	—	(36,974)
Other investment securities - other-than-temporary impairments	—	(33,400)	—	(33,400)
Gains (losses) related to early redemption of debt	—	68,037	—	68,086
Foreign currency transaction gains (losses)	(2,702)	3,125	(3,329)	6,297
Equity in earnings (losses) of affiliates	(66,397)	(1,475)	(69,183)	(3,478)
Other	3,018	1,954	4,216	2,353
Total	$(91,498)	$34,068	$(117,608)	$(693)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Finished goods	$419,685	$512,894
Work-in-process and service repairs	62,188	68,463
Consignment	27,431	56,360
Raw materials	47,953	27,452
Total inventory	$557,257	$665,169

7.	Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2024	2023

				(In thousands)
Equipment leased to customers	2	-	5	$1,845,064	$1,977,450
Satellites (1)	5	-	15	3,876,501	4,168,766
Satellites acquired under finance lease agreements		15		698,978	712,832
Furniture, fixtures, equipment and other	1	-	20	1,689,817	1,691,389
5G Network Deployment equipment (2)	3	-	15	4,650,124	4,263,327
Software and computer equipment	2	-	6	2,693,648	2,503,597
Buildings and improvements (3)	1	-	40	511,861	538,815
Land (3)		-		42,891	46,675
Construction in progress		-		1,874,303	1,844,338
Total property and equipment				17,883,187	17,747,189
Accumulated depreciation				(8,455,995)	(8,185,355)
Property and equipment, net				$9,427,192	$9,561,834

(1)	The Spaceway 3 satellite was deorbited in January 2024.
(2)	Includes 5G Network Deployment assets acquired under finance lease agreements.
(3)	This decrease resulted from the sale of certain assets to CONX Corp., which closed May 1, 2024. See Note 13 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Equipment leased to customers	$59,178	$87,210	$130,945	$176,100
Satellites	75,323	64,863	150,901	131,067
Buildings, furniture, fixtures, equipment and other	47,707	26,231	75,420	50,478
5G Network Deployment equipment	179,473	75,730	346,294	136,881
Software and computer equipment	95,866	62,221	184,553	114,979
Intangible assets and other amortization expense	49,978	54,378	104,812	108,882
Total depreciation and amortization	$507,525	$370,633	$992,925	$718,387

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network Deployment equipment and software, and amortization of development costs of externally marketed software.

Activity relating to our asset retirement obligations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$289,059	$218,795	$278,287	$183,135
Liabilities incurred	4,651	22,797	8,959	54,351
Accretion expense	6,765	5,064	13,229	9,170
Revision to estimated cash flows	—	—	—	—
Balance at end of period	$300,475	$246,656	$300,475	$246,656

Total included in Other long-term liabilities	$300,475	$246,656	$300,475	$246,656

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $215 million and $217 million as of June 30, 2024 and December 31, 2023, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of June 30, 2024, our Pay-TV segment satellite fleet in service consisted of the following:

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2024, our Broadband and Satellite Services segment satellite fleet in service consisted of the following:

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

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Operating lease cost (1)	$155,484	$129,027	$322,490	$246,583

Short-term lease cost (2)	1,028	1,264	2,051	2,543

Finance lease cost:
Amortization of right-of-use assets	14,210	21,607	32,678	55,804
Interest on lease liabilities	2,397	3,824	5,189	7,394
Total finance lease cost	16,607	25,431	37,867	63,198
Total lease costs	$173,119	$155,722	$362,408	$312,324
(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$238,574	$155,136
Operating cash flows from finance leases	$5,299	$6,796
Financing cash flows from finance leases	$29,627	$24,617

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$313,628	$407,195
Finance leases	$—	$51,110

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Operating Leases:
Operating lease assets	$3,137,306	$3,065,448

Other current liabilities	$462,036	$317,395
Operating lease liabilities	3,115,265	3,121,307
Total operating lease liabilities	$3,577,301	$3,438,702

Finance Leases:
Property and equipment, gross	$820,081	$833,933
Accumulated depreciation	(552,509)	(520,344)
Property and equipment, net	$267,572	$313,589

Other current liabilities	$41,571	$56,459
Other long-term liabilities	52,460	67,199
Total finance lease liabilities	$94,031	$123,658

Weighted Average Remaining Lease Term:
Operating leases	10.2 years	10.6 years
Finance leases	2.0 years	2.2 years

Weighted Average Discount Rate:
Operating leases	10.2%	9.5%
Finance leases	9.6%	9.7%

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of June 30, 2024 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2024 (remaining six months)	$225,509	$31,569	$257,078
2025	514,992	35,392	550,384
2026	548,110	36,588	584,698
2027	550,876	2,574	553,450
2028	508,250	—	508,250
Thereafter	3,394,953	—	3,394,953
Total lease payments	5,742,690	106,123	5,848,813
Less: Imputed interest	(2,165,389)	(12,092)	(2,177,481)
Total	3,577,301	94,031	3,671,332
Less: Current portion	(462,036)	(41,571)	(503,607)
Long-term portion of lease obligations	$3,115,265	$52,460	$3,167,725

Lessor Accounting

The following table presents our lease revenue by type of lease:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Lease revenue:
Sales-type lease revenue	$1,539	$3,440	$2,623	$7,641
Operating lease revenue	3,830	11,066	9,484	22,253
Total lease revenue	$5,369	$14,506	$12,107	$29,894

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $25 million and $30 million as of June 30, 2024 and December 31, 2023, respectively.

The following table presents future operating lease payments to be received as of June 30, 2024:

For the Years Ending December 31,	Total
(In thousands)
2024 (remaining six months)	$8,497
2025	8,291
2026	5,383
2027	3,058
2028	761
Thereafter	402
Total lease payments to be received	$26,392

9.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2024 and December 31, 2023:

		As of
		June 30,2024		December 31, 2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
2 3/8% Convertible Notes due 2024 (1)	DISH	$—	$—	$951,168	$944,034
5 7/8% Senior Notes due 2024	DDBS	1,982,544	1,885,796	1,982,544	1,872,275
0% Convertible Notes due 2025	DISH	1,957,197	1,416,091	1,957,197	1,228,141
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,248,620	2,000,000	1,388,060
5 1/4% Senior Secured Notes due 2026	HSSC	750,000	580,208	750,000	665,678
6 5/8% Senior Notes due 2026	HSSC	750,000	331,920	750,000	591,525
3 3/8% Convertible Notes due 2026	DISH	2,908,799	1,827,540	2,908,801	1,570,753
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,179,375	2,750,000	2,366,073
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,444,700	3,500,000	3,668,980
7 3/8% Senior Notes due 2028	DDBS	1,000,000	427,500	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	1,742,525	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	594,375	1,500,000	774,600
Other notes payable		134,753	134,753	160,158	160,158
Subtotal		21,733,293	$15,813,403	22,709,868	$17,843,562
Unamortized deferred financing costs and other debt discounts, net		(65,697)		(69,606)
Finance lease obligations (2)		94,031		123,658
Total long-term debt and finance lease obligations (including current portion)		$21,761,627		$22,763,920
(1)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(2)	Disclosure regarding fair value of finance leases is not required.

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

Concurrently with entering into the convertible note hedge transactions, we also entered into warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of DISH Network Class A common stock, which initially gives the option counterparties the option to purchase approximately 46 million shares of DISH Network Class A common stock at a price of approximately $86.08 per share, which in connection with the completion of the Merger converted into approximately 16 million shares of EchoStar Class A Common Stock at price ranges of approximately $185.75 to $245.33 per share. We received $376 million in cash proceeds from the original sale of these warrants. In accordance with accounting guidance on hedge and warrant transactions, the net cost incurred in connection with the convertible note hedge and warrant transactions are recorded as a reduction in “Additional paid-in capital” within “Stockholders’ Equity (Deficit)” on our Condensed Consolidated Balance Sheets as of December 31, 2016.

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

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan 2026 Tranche. In January 2024, we completed a series of assignments resulting in the transfer of the receivable in respect to the 2026 Tranche of $4.7 billion from DISH DBS to EchoStar Intercompany Receivable Company L.L.C., our direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable Company L.L.C.

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

As of June 30, 2024, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion. During the three and six months ended June 30, 2024, interest payments for the Intercompany Loan paid in cash totaled $107 million.

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

10.Commitments and Contingencies

Commitments

5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $9 billion of capitalized interest related to the carrying value of such licenses. See Note 2 for further information. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless Spectrum Licenses

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date

	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	711,871		June 14, 2025 (3)	June 2033
AWS-4 Licenses (2)	1,940,000		June 14, 2025 (3)	June 2033
H Block Licenses (2)	1,671,506		June 14, 2025 (4)	June 2033
600 MHz Licenses	6,213,335		June 14, 2025 (5)	June 2029
MVDDS Licenses (1)	24,000			July 2024 (6)
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (7)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (7)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (7)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (7)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (7)	July 23, 2033 (7)	July 2036
3.45–3.55 GHz Licenses	7,329,093	May 4, 2026 (8)	May 4, 2030 (8)	May 2037
1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz (2)	972			March 2026
AWS-3	9,890,389		October 2025 (9)	October 2025 (9)
Subtotal	29,591,671

Capitalized Interest (10)	9,006,267
Total as of June 30, 2024	$38,597,938

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	For these licenses, we must offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor.
(4)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor.
(5)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(6)	We have timely filed renewal applications for all these licenses.
(7)	There are a variety of build-out options and associated build-out metrics associated with these licenses.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(8)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.
(9)	For these licenses, we must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date.
(10)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and the first six months of 2024. See Note 2 for further information. Our fully constructed facilities along with our construction in process will be sufficient to meet many of our build-out requirements over the next year, including our June 14, 2025 milestones. These facilities are for licenses comprising approximately 90% of the aggregate carrying value, including capitalized interest, for our 600 MHz, 700 MHz, H Block and AWS-4 licenses. However, for the remaining licenses that we have not yet constructed facilities sufficient to meet our June 14, 2025 final build-out requirements, we will need to raise additional capital to, among other things, continue our 5G Network Deployment. If we are unable to address our capital needs or encounter unanticipated construction delays, we may be unable to retain such spectrum licenses, which would result in an impairment of those licenses.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

FCC Order and October 2015 Arrangements. On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless). On November 23, 2020, the FCC released a Memorandum Opinion and Order on Remand, FCC 20-160, that found that Northstar Wireless and SNR Wireless are not eligible for bidding credits based on the FCC’s determination that they remain under DISH Network’s de facto control. Northstar Wireless and SNR Wireless appealed the FCC’s order to the D.C. Circuit Court of Appeals. On June 21, 2022, the United States Court of Appeals for the District of Columbia issued an Opinion rejecting this challenge. On January 17, 2023, Northstar Wireless filed a petition for a writ of certiorari asking the United States Supreme Court to hear a further appeal, but that petition was denied on June 30, 2023.

Letters Exchanged between Northstar Wireless and the FCC Wireless Bureau. As outlined in letters exchanged between Northstar Wireless and the Wireless Telecommunications Bureau of the FCC (the “FCC Wireless Bureau”), Northstar Wireless paid the gross winning bid amounts for 261 AWS-3 Licenses and notified the FCC that it would not be paying the gross winning bid amounts for 84 AWS-3 Licenses. As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and briefing is underway.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against our wholly-owned subsidiary DISH Network in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). On behalf of the nationwide class, she alleges claims for contractual breaches, negligence and unjust enrichment (and, on behalf of the North Carolina subclass only, violation of the North Carolina Deceptive Trade Practices Act), and seeks monetary damages, injunctive relief and a declaratory judgment. Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 11, 2023, the United States Patent and Trademark Office entered decisions instituting each petition. On May 9, 2024, a magistrate judge issued an order granting the defendants’ motion to stay the case pending the petitions before the United States Patent and Trademark Office and any related appeals.

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

On October 24, 2022, this case was ordered to be transferred to the United States District Court for the Central District of California. A companion case against DirecTV was also ordered transferred to the United States District Court for the Central District of California. In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims. In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent. On July 12, 2024, the United States Patent and Trademark Office granted a request for reexamination of the 715 patent.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network.

Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the petition challenging the 539 patent.

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

Freedom Patents

On April 7, 2023, Freedom Patents LLC filed a complaint against our wholly-owned subsidiaries DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,284,686 (the “686 Patent”), entitled “Antenna/Beam Selection Training in MIMO Wireless LANS with Different Sounding Frames”; U.S. Patent No. 8,374,096 (the “096 Patent”), entitled “Method for Selecting Antennas and Beams in MIMO Wireless LANs”; and U.S. Patent No. 8,514,815 (the “815 Patent”), entitled “Training Signals for Selecting Antennas and Beams in MIMO Wireless LANs.” Similar complaints were also filed against Acer, Altice, Charter, Comcast and Verizon. In general, the asserted patents relate to the 802.11 wireless standard, and the products accused of infringement are the Wireless Joey, its access point, and certain Ring, Nest and Linksys products that we sell. On March 15, 2024, the Court denied the defendants’ motion to transfer the case to the United States District Court for the District of Colorado. On May 24, 2024, the case was dismissed pursuant to a settlement under which DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. paid an immaterial amount. This matter is now concluded.

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of June 30, 2024, the gross amount of fees, penalties and interest owed was approximately $92 million with $54 million remaining outstanding as a result of historical payments.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The amended complaint added as individual defendants James S. Allen, DISH Network’s Senior Vice President and Chief Accounting Officer; John Swieringa, our President, Technology and Chief Operating Officer; Dave Mayo, DISH Network’s former Executive Vice President of Network Development; Marc Rouanne, DISH Network’s former Executive Vice President and Chief Network Officer; and Stephen Bye, DISH Network’s former Executive Vice President and Chief Commercial Officer. After the defendants filed a motion to dismiss, the plaintiffs filed a further amended complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Quantum Technology Innovations LLC

On June 5, 2024, Quantum Technology Innovations, LLC filed a complaint in the United States District Court for the Eastern District of Texas against our wholly-owed subsidiary DISH Network alleging infringement of United States Patent No. 7,650,376, entitled “Content Distribution System for Distributing Content Over a Network, with Particular Applicability to Distributing High-Bandwidth Content.” The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On August 8, 2024, Quantum Technology Innovations dismissed its complaint without prejudice. This matter is now concluded.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and that court heard oral argument on April 2, 2024 and has not yet ruled.

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

On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Uniloc 2017 LLC

On January 31, 2019, Uniloc 2017 LLC (“Uniloc”) filed a complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The Complaint alleges infringement of United States Patent No. 6,519,005 (the “005 patent”), which is entitled “Method of Concurrent Multiple-Mode Motion Estimation for Digital Video”; United States Patent No. 6,895,118 (the “118 patent”), which is entitled “Method of Coding Digital Image Based on Error Concealment”; United States Patent No. 9,721,273 (the “273 patent”), which is entitled “System and Method for Aggregating and Providing Audio and Visual Presentations Via a Computer Network”); and United States Patent No. 8,407,609 (the “609 patent”), which is entitled “System and Method for Providing and Tracking the Provision of Audio and Visual Presentations Via a Computer Network.” Uniloc is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. Uniloc filed a notice of appeal of that revised final written decision to the United States Court of Appeals for the Federal Circuit, the appeal has been fully briefed, and it heard oral argument on August 8, 2024.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which adds a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The total assets, revenue and operating income, and purchases of property and equipment, net of refunds, (including capitalized interest related to Regulatory authorizations) by segment were as follows:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Total assets:
Pay-TV	$50,242,951	$49,437,958
Retail Wireless	652,011	777,957
5G Network Deployment (1)	47,483,776	46,793,378
Broadband and Satellite Services	3,965,559	5,811,553
Eliminations (1)	(47,089,104)	(45,711,952)
Total assets	$55,255,193	$57,108,894
(1)	The increase primarily resulted from intercompany advances for capital expenditures related to our 5G Network Deployment.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Revenue:
Pay-TV	$2,676,284	$2,975,140	$5,402,862	$5,947,271
Retail Wireless	891,531	928,241	1,797,381	1,903,107
5G Network Deployment	35,514	19,079	65,018	37,986
Broadband and Satellite Services	394,011	453,110	776,597	892,706
Eliminations	(44,589)	(19,108)	(74,264)	(36,942)
Total revenue	$3,952,751	$4,356,462	$7,967,594	$8,744,128

Operating income (loss):
Pay-TV	$667,752	$720,792	$1,337,860	$1,396,025
Retail Wireless	(121,362)	(112,499)	(195,779)	(130,706)
5G Network Deployment	(578,940)	(401,959)	(1,149,691)	(735,562)
Broadband and Satellite Services	(34,586)	43,847	(74,140)	71,552
Eliminations	1,767	2,048	1,137	4,258
Total operating income (loss)	$(65,369)	$252,229	$(80,613)	$605,567

Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)
Pay-TV	$54,006	$67,630	$111,918	$103,193
Retail Wireless	—	—	—	—
5G Network Deployment	560,468	1,183,891	1,109,641	2,054,933
Broadband and Satellite Services	56,559	49,016	127,170	93,087
Eliminations	—	—	—	—
Total purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$671,033	$1,300,537	$1,348,729	$2,251,213

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2024	2023	2024	2023

	(In thousands)
Pay-TV subscriber and related revenue	$2,658,381	$2,870,694	$5,359,560	$5,815,176
Retail wireless services and related revenue	785,136	853,918	1,589,401	1,721,029
5G network deployment services and related revenue	—	—	—	—
Broadband and satellite services and other revenue	302,527	368,228	619,647	742,750
Pay-TV equipment sales and other revenue	17,903	104,446	43,302	132,095
Retail wireless equipment sales and other revenue	106,395	74,323	207,980	182,078
5G network deployment equipment sales and other revenue	35,514	19,079	65,018	37,986
Broadband equipment and other revenue	91,484	84,882	156,950	149,956
Eliminations	(44,589)	(19,108)	(74,264)	(36,942)
Total	$3,952,751	$4,356,462	$7,967,594	$8,744,128

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of June 30, 2024 were as follows:

For the Six Months Ended
June 30,
2024
(In thousands)
Balance at beginning of period	$74,390
Current period provision for expected credit losses	55,860
Write-offs charged against allowance	(22,511)
Acquisitions	—
Foreign currency translation	(241)
Balance at end of period	$107,498

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

The following table summarizes our contract asset balances:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Contract assets	$91,885	$66,103

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Contract liabilities	$643,150	$710,456

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $651 million.

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

Broadband and Satellite Services Segment

As of June 30, 2024, the remaining performance obligations for our customer contracts was approximately $1.424 billion, compared to $1.740 billion as of December 31, 2023, a decrease of $316 million. This decrease primarily resulted from the evaluation of the credit worthiness of the portfolio. Performance obligations expected to be satisfied within one year and greater than one year are 30% and 70%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$322,813	$444,104	$352,114	$460,876
Additions	70,138	93,879	135,242	189,538
Amortization expense	(84,837)	(110,403)	(179,103)	(223,286)
Foreign currency translation	(769)	554	(908)	1,006
Balance at end of period	$307,345	$428,134	$307,345	$428,134

13.Related Party Transactions

Sale of Assets to CONX

On March 10, 2024, CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) (“CONX”), a special purpose acquisition company, and EchoStar Real Estate Holding L.L.C. (“Seller”), our subsidiary, entered into a definitive purchase and sale agreement (the “Purchase Agreement”), which provides for CONX’s purchase from the Seller of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million, net of deferred tax. The transaction closed May 1, 2024. The difference between our net carrying value of the assets sold and the purchase price was $3 million recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of June 30, 2024.

Concurrently with the transaction closing on May 1, 2024 we entered into an agreement to lease back the property from CONX for an initial 10 year term. During both the three and six months ended June 30, 2024, we recorded $1 million for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended	For the Six Months Ended

	June 30, 2024
	(In thousands)
Purchases:
Purchases from Hughes Systique	$4,380	$8,976

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$1,505	$1,704

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$8,526	$9,495	$17,127	$19,040

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$5,912	$9,821
Commitments to NagraStar	$1,414	$1,727

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

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). We have deployed 5G VoNR covering over 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider.

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

On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans. Our fully constructed facilities along with our construction in process will be sufficient to meet many of our build-out requirements over the next year, including our June 14, 2025 milestones. These facilities are for licenses comprising approximately 90% of the aggregate carrying value, including capitalized interest, for our 600 MHz, 700 MHz, H Block and AWS-4 licenses. However, for the remaining licenses that we have not yet constructed facilities sufficient to meet our June 14, 2025 final build-out requirements, we will need to raise additional capital to, among other things, continue our 5G Network Deployment. If we are unable to address our capital needs or encounter unanticipated construction delays, we may be unable to retain such spectrum licenses, which would result in an impairment of those licenses.

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

Economic Environment

During 2023 and the first six months of 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

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

Wireless subscribers. We include prepaid and postpaid customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our Wireless subscriber count. Our Wireless subscriber count includes all Government subsidized subscribers discussed below. Our gross new Wireless subscriber activations exclude all Government subsidized subscribers as we record these subscribers net of disconnects, as discussed below.

Government subsidized wireless subscribers and other wireless subscribers (“Government subsidized subscribers”). Our Government subsidized subscribers have different subscriber economics than our core Wireless subscribers, including a significantly higher churn rate and lower subscriber acquisition costs. Therefore, our Government subsidized subscriber additions are recorded net of disconnects. Our Government subsidized subscriber count includes Wireless subscribers that participate in government subsidized programs, including the ACP program and Lifeline program, defined below, and other subscribers acquired under the Gen Mobile brand. The Affordable Connectivity Program (“ACP”) is a federal program offering broadband services and devices discounts to help low-income individuals that meet certain eligibility criteria. The ACP program funding concluded on June 1, 2024. The Lifeline Program is a federal program offering broadband services discounts to help low-income individuals that meet certain eligibility criteria. Certain states also offer a separate Lifeline program.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless average monthly subscriber churn rate (“Wireless churn rate”). We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate our “Wireless churn rate” for any period by dividing the number of Wireless subscribers who terminated service during the period by the average number of Wireless subscribers for the same period, and further dividing by the number of months in the period. The average number of Wireless subscribers is calculated for the period by adding the average number of Wireless subscribers for each month and dividing by the number of months in the period. The average number of Wireless subscribers for each month is calculated by adding the beginning and ending Wireless subscribers for the month and dividing by two. Government subsidized subscriber additions are recorded net of disconnects and therefore excluded from our calculation of our Wireless churn rate.

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

Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,676,284	$2,975,140	$(298,856)	(10.0)
Retail Wireless	891,531	928,241	(36,710)	(4.0)
5G Network Deployment	35,514	19,079	16,435	86.1
Broadband and Satellite Services	394,011	453,110	(59,099)	(13.0)
Eliminations	(44,589)	(19,108)	(25,481)	*
Total revenue	$3,952,751	$4,356,462	$(403,711)	(9.3)

Operating income (loss):
Pay-TV	$667,752	$720,792	$(53,040)	(7.4)
Retail Wireless	(121,362)	(112,499)	(8,863)	(7.9)
5G Network Deployment	(578,940)	(401,959)	(176,981)	(44.0)
Broadband and Satellite Services	(34,586)	43,847	(78,433)	*
Eliminations	1,767	2,048	(281)	(13.7)
Total operating income (loss)	$(65,369)	$252,229	$(317,598)	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.953 billion for the three months ended June 30, 2024, a decrease of $404 million or 9.3% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV, Broadband and Satellite Services and Retail Wireless segments.

Total operating income (loss). Our consolidated operating loss totaled $65 million for the three months ended June 30, 2024, compared to operating income of $252 million during the same period in 2023. This change primarily resulted from an increase in operating loss from our 5G Network Deployment and Retail Wireless segments, a decrease in operating income from our Pay-TV segment, and an operating loss for the three months ended June 30, 2024 compared to operating income during the same period in 2023 from our Broadband and Satellite Services segment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$5,402,862	$5,947,271	$(544,409)	(9.2)
Retail wireless	1,797,381	1,903,107	(105,726)	(5.6)
5G network deployment	65,018	37,986	27,032	71.2
Broadband and satellite services	776,597	892,706	(116,109)	(13.0)
Eliminations	(74,264)	(36,942)	(37,322)	*
Total revenue	$7,967,594	$8,744,128	$(776,534)	(8.9)

Operating income (loss):
Pay-TV	$1,337,860	$1,396,025	$(58,165)	(4.2)
Retail wireless	(195,779)	(130,706)	(65,073)	(49.8)
5G network deployment	(1,149,691)	(735,562)	(414,129)	(56.3)
Broadband and satellite services	(74,140)	71,552	(145,692)	*
Eliminations	1,137	4,258	(3,121)	(73.3)
Total operating income (loss)	$(80,613)	$605,567	$(686,180)	*

*Percentage not meaningful.

Total revenue. Our consolidated revenue totaled $7.968 billion for the six months ended June 30, 2024, a decrease of $777 million or 8.9% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV, Broadband and Satellite Services and Retail Wireless segments.

Total operating income (loss). Our consolidated operating loss totaled $81 million for the six months ended June 30, 2024, compared to operating income of $606 million during the same period in 2023. This change primarily resulted from an increase in operating loss from our 5G Network Deployment and Retail Wireless segments, a decrease in operating income from our Pay-TV segment, and an operating loss for the six months ended June 30, 2024 compared to operating income during the same period in 2023 from our Broadband and Satellite Services segment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of June 30, 2024, we had 8.074 million Pay-TV subscribers in the United States, including 6.076 million DISH TV subscribers and 1.998 million SLING TV subscribers.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo, Tubi and Venu Sports and certain bundles of these offerings.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,658,381	$2,870,694	$(212,313)	(7.4)
Equipment sales and other revenue	17,903	104,446	(86,543)	(82.9)
Total revenue	2,676,284	2,975,140	(298,856)	(10.0)

Costs and expenses:
Cost of services	1,638,683	1,749,024	(110,341)	(6.3)
% of Service revenue	61.6%	60.9%
Cost of sales - equipment and other	17,837	24,708	(6,871)	(27.8)
Selling, general and administrative expenses	266,763	383,143	(116,380)	(30.4)
% of Total revenue	10.0%	12.9%
Depreciation and amortization	85,249	97,473	(12,224)	(12.5)
Total costs and expenses	2,008,532	2,254,348	(245,816)	(10.9)

Operating income (loss)	$667,752	$720,792	$(53,040)	(7.4)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.074	8.904	(0.830)	(9.3)
DISH TV subscribers, as of period end (in millions)	6.076	6.901	(0.825)	(12.0)
SLING TV subscribers, as of period end (in millions)	1.998	2.003	(0.005)	(0.2)
Pay-TV subscriber additions (losses), net (in millions)	(0.104)	(0.294)	0.190	64.6
DISH TV subscriber additions (losses), net (in millions)	(0.182)	(0.197)	0.015	7.6
SLING TV subscriber additions (losses), net (in millions)	0.078	(0.097)	0.175	*
Pay-TV ARPU	$108.42	$104.07	$4.35	4.2
DISH TV subscriber additions, gross (in millions)	0.076	0.120	(0.044)	(36.7)
DISH TV churn rate	1.39%	1.51%	(0.12)%	(7.9)
DISH TV SAC	$938	$1,169	$(231)	(19.8)
Purchases of property and equipment, net of refunds (1)	$54,006	$67,630	$(13,624)	(20.1)
OIBDA	$753,001	$818,265	$(65,264)	(8.0)
*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during both the three months ended June 30, 2024 and 2023 of $36 million.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 182,000 net DISH TV subscribers during the three months ended June 30, 2024 compared to the loss of approximately 197,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We added approximately 78,000 net SLING TV subscribers during the three months ended June 30, 2024 compared to the loss of approximately 97,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended June 30, 2024, we activated approximately 76,000 gross new DISH TV subscribers compared to approximately 120,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 36.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2024 was 1.39% compared to 1.51% for the same period in 2023. Our DISH TV churn rate for the three months ended June 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $2.658 billion for the three months ended June 30, 2024, a decrease of $212 million or 7.4% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $18 million for the three months ended June 30, 2024, a decrease of $87 million compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the three months ended June 30, 2023.

Pay-TV ARPU. Pay-TV ARPU was $108.42 during the three months ended June 30, 2024 versus $104.07 during the same period in 2023. The $4.35 or 4.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $1.639 billion during the three months ended June 30, 2024, a decrease of $110 million or 6.3% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 61.6% and 60.9% of “Service revenue” during the three months ended June 30, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $267 million during the three months ended June 30, 2024, a $116 million or 30.4% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $85 million during the three months ended June 30, 2024, a $12 million or 12.5% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC. DISH TV SAC was $938 during the three months ended June 30, 2024 compared to $1,169 during the same period in 2023, a decrease of $231 or 19.8%. This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended June 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $6 million and $12 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$5,359,560	$5,815,176	$(455,616)	(7.8)
Equipment sales and other revenue	43,302	132,095	(88,793)	(67.2)
Total revenue	5,402,862	5,947,271	(544,409)	(9.2)

Costs and expenses:
Cost of services	3,303,128	3,582,323	(279,195)	(7.8)
% of Service revenue	61.6%	61.6%
Cost of sales - equipment and other	34,829	45,773	(10,944)	(23.9)
Selling, general and administrative expenses	556,394	723,102	(166,708)	(23.1)
% of Total revenue	10.3%	12.2%
Depreciation and amortization	170,651	200,048	(29,397)	(14.7)
Total costs and expenses	4,065,002	4,551,246	(486,244)	(10.7)

Operating income (loss)	$1,337,860	$1,396,025	$(58,165)	(4.2)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.074	8.904	(0.830)	(9.3)
DISH TV subscribers, as of period end (in millions)	6.076	6.901	(0.825)	(12.0)
SLING TV subscribers, as of period end (in millions)	1.998	2.003	(0.005)	(0.2)
Pay-TV subscriber additions (losses), net (in millions)	(0.452)	(0.846)	0.394	46.6
DISH TV subscriber additions (losses), net (in millions)	(0.395)	(0.515)	0.120	23.3
SLING TV subscriber additions (losses), net (in millions)	(0.057)	(0.331)	0.274	82.8
Pay-TV ARPU	$107.89	$103.38	$4.51	4.4
DISH TV subscriber additions, gross (in millions)	0.155	0.233	(0.078)	(33.5)
DISH TV churn rate	1.46%	1.74%	(0.28)%	(16.1)
DISH TV SAC	$997	$1,114	$(117)	(10.5)
Purchases of property and equipment, net of refunds	$111,918	$103,193	$8,725	8.5
OIBDA	$1,508,511	$1,596,073	$(87,562)	(5.5)
*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the six months ended June 30, 2024 and 2023 of $66 million and $41 million, respectively.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 395,000 net DISH TV subscribers during the six months ended June 30, 2024 compared to the loss of approximately 515,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We lost approximately 57,000 net SLING TV subscribers during the six months ended June 30, 2024 compared to the loss of approximately 331,000 net SLING TV subscribers during the same period in 2023. The decrease in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the six months ended June 30, 2024, we activated approximately 155,000 gross new DISH TV subscribers compared to approximately 233,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 33.5%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2024 was 1.46% compared to 1.74% for the same period in 2023. Our DISH TV churn rate for the six months ended June 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts. In addition, our DISH TV churn rate for the six months ended June 30, 2023 was briefly elevated due to the cyber-security incident in the first quarter of 2023.

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

Service revenue. “Service revenue” totaled $5.360 billion for the six months ended June 30, 2024, a decrease of $456 million or 7.8% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $43 million for the six months ended June 30, 2024, a decrease of $89 million compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the three months ended June 30, 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV ARPU. Pay-TV ARPU was $107.89 during the six months ended June 30, 2024 versus $103.38 during the same period in 2023. The $4.51 or 4.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $3.303 billion during the six months ended June 30, 2024, a decrease of $279 million or 7.8% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the six months ended June 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the six months ended June 30, 2023 were negatively impacted by approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 61.6% of “Service revenue” during both the six months ended June 30, 2024 and 2023, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $556 million during the six months ended June 30, 2024, a $167 million or 23.1% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $171 million during the six months ended June 30, 2024, a $29 million or 14.7% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

DISH TV SAC. DISH TV SAC was $997 during the six months ended June 30, 2024 compared to $1,114 during the same period in 2023, a decrease of $117 or 10.5%. This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher installation costs due to an increase in labor and other installation costs and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the six months ended June 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $13 million and $27 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

We are currently operating our Retail Wireless segment primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning our Retail Wireless segment to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We have deployed 5G VoNR covering over 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under MNSA and NSA, respectively. Under the NSA, we expect AT&T will become our primary network services provider.

As of June 30, 2024 we had 7.281 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text, and device financing arrangements for certain qualified subscribers.

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

ACP Subscribers. A portion of our subscriber base and revenue is comprised of subscribers who received benefits under ACP through May 2024. Households enrolled in the ACP program continued to receive the benefit on their service through April 2024. In May 2024, households received a partial benefit and on June 1, 2024 the ACP program funding concluded and households no longer received their benefit. We have implemented plans to retain and/or migrate these subscribers to lower priced service plans. As of June 30, 2024, we had approximately 387,000 ACP subscribers, representing 5.3% of our Wireless subscriber base. Although we only received partial payment for May and no payment for June services, these ACP subscribers were included in our Wireless subscriber count as of June 30, 2024. We are actively migrating these subscribers to lower priced service plans and, if we are unsuccessful in retaining and/or migrating these subscribers, they will deactivate in the second half of 2024, which could have an adverse impact to our Wireless subscriber base.

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

Competition

Retail wireless is a mature market with moderate year over year organic growth. Competitors include, among others, providers who offer similar wireless communication services, such as talk, text and data. Competitive factors within the wireless communication services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T, and T-Mobile are currently the only nationwide MNOs in the United States.

Additional primary competitors to our Retail Wireless segment include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), Total Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular, Mint Mobile (owned by T-Mobile), Spectrum Mobile and Xfinity Mobile.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Retail Wireless Segment

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$785,136	$853,918	$(68,782)	(8.1)
Equipment sales and other revenue	106,395	74,323	32,072	43.2
Total revenue	891,531	928,241	(36,710)	(4.0)

Costs and expenses:
Cost of services	460,912	514,236	(53,324)	(10.4)
% of Service revenue	58.7%	60.2%
Cost of sales - equipment and other	312,982	278,371	34,611	12.4
Selling, general and administrative expenses	183,632	194,930	(11,298)	(5.8)
% of Total revenue	20.6%	21.0%
Depreciation and amortization	55,367	53,203	2,164	4.1
Total costs and expenses	1,012,893	1,040,740	(27,847)	(2.7)

Operating income (loss)	$(121,362)	$(112,499)	$(8,863)	(7.9)

Other data:
Wireless subscribers, as of period end (in millions)	7.281	7.725	(0.444)	(5.7)
Wireless subscriber additions, gross (in millions)	0.606	0.711	(0.105)	(14.8)
Wireless subscriber additions (losses), net (in millions) **	(0.016)	(0.188)	0.172	91.5
Wireless ARPU	$35.91	$36.37	$(0.46)	(1.3)
Wireless churn rate	2.93%	4.54%	(1.61)%	(35.5)
OIBDA	$(65,995)	$(59,296)	$(6,699)	(11.3)
*	Percentage is not meaningful.
**	Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 16,000 net Wireless subscribers during the three months ended June 30, 2024 compared to the loss of approximately 188,000 net Wireless subscribers during the same period in 2023. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations. In addition, the three months ended June 30, 2024 was negatively impacted by net losses of Government subsidized subscribers compared to net additions of Government subsidized subscribers during the same period in 2023, primarily due to the ACP program funding concluding on June 1, 2024. See “Retail Wireless Segment – ACP Subscribers” for further information. Excluding the impact of net losses of Government subsidized subscribers, we added approximately 32,000 net Wireless subscribers during the three months ended June 30, 2024.

Wireless subscribers, gross. During the three months ended June 30, 2024, we activated approximately 606,000 gross new Wireless subscribers compared to approximately 711,000 gross new Wireless subscribers during the same period in 2023, a decrease of 14.8%. Our gross new Wireless subscribers for the three months ended June 30, 2024 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers. In addition, this decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended June 30, 2024 was 2.93% compared to 4.54% for the same period in 2023. Our Wireless churn rate for the three months ended June 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the three months ended June 30, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Service revenue. “Service revenue” totaled $785 million for the three months ended June 30, 2024, a decrease of $69 million or 8.1% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $35.91 during the three months ended June 30, 2024 versus $36.37 during the same period in 2023. The $0.46 or 1.3% decrease in Wireless ARPU was primarily attributable to, among other things, providing ACP subscribers continued services for approximately half the charge in May 2024 and free of charge in June 2024 when the ACP program funding concluded, partially offset by a shift in subscriber plan mix to higher priced service plans and increased sales of value added services. Absent the adverse impact of ACP subscribers, Wireless ARPU would have increased during the three months ended June 30, 2024 compared to the same period in 2023.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $106 million for the three months ended June 30, 2024, an increase of $32 million or 43.2% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to higher revenue per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher promotional subsidies. During the three months ended June 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $461 million for the three months ended June 30, 2024, a decrease of $53 million or 10.4% compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base, lower network services costs per subscriber and operational efficiencies, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $313 million for the three months ended June 30, 2024, an increase of $35 million or 12.4% compared to the same period in 2023. The increase in “Cost of sales – equipment and other” compared to the same period in 2023 was primarily related to higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the three months ended June 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $184 million during the three months ended June 30, 2024, an $11 million or 5.8% decrease compared to the same period in 2023. This change was primarily driven by a decrease in costs to support the Retail Wireless segment and lower sales commissions, partially offset by higher marketing expenditures. The three months ended June 30, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,589,401	$1,721,029	$(131,628)	(7.6)
Equipment sales and other revenue	207,980	182,078	25,902	14.2
Total revenue	1,797,381	1,903,107	(105,726)	(5.6)

Costs and expenses:
Cost of services	921,726	1,012,208	(90,482)	(8.9)
% of Service revenue	58.0%	58.8%
Cost of sales - equipment and other	602,524	542,204	60,320	11.1
Selling, general and administrative expenses	356,644	373,353	(16,709)	(4.5)
% of Total revenue	19.8%	19.6%
Depreciation and amortization	112,266	106,048	6,218	5.9
Total costs and expenses	1,993,160	2,033,813	(40,653)	(2.0)

Operating income (loss)	$(195,779)	$(130,706)	$(65,073)	(49.8)

Other data:
Wireless subscribers, as of period end (in millions)	7.281	7.725	(0.444)	(5.7)
Wireless subscriber additions, gross (in millions)	1.186	1.496	(0.310)	(20.7)
Wireless subscriber additions (losses), net (in millions) **	(0.097)	(0.269)	0.172	63.9
Wireless ARPU	$36.30	$36.40	$(0.10)	(0.3)
Wireless churn rate	2.99%	4.39%	(1.40)%	(31.9)
OIBDA	$(83,513)	$(24,658)	$(58,855)	*

*	Percentage is not meaningful.
**	Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 97,000 net Wireless subscribers during the six months ended June 30, 2024 compared to the loss of approximately 269,000 net Wireless subscribers during the same period in 2023. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations and lower net Government subsidized subscriber additions compared to the same period in 2023, primarily due to the ACP program funding concluding on June 1, 2024. The ACP program funding concluded on June 1, 2024. See “Retail Wireless Segment – ACP Subscribers” for further information.

Wireless subscribers, gross. During the six months ended June 30, 2024, we activated approximately 1.186 million gross new Wireless subscribers compared to approximately 1.496 million gross new Wireless subscribers during the same period in 2023, a decrease of 20.7%. Our gross new Wireless subscribers for the six months ended June 30, 2024 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers. In addition, this decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the six months ended June 30, 2024 was 2.99% compared to 4.39% for the same period in 2023. Our Wireless churn rate for the six months ended June 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the six months ended June 30, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Service revenue. “Service revenue” totaled $1.589 billion for the six months ended June 30, 2024, a decrease of $132 million or 7.6% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.30 during the six months ended June 30, 2024 versus $36.40 during the same period in 2023. The $0.10 or 0.3% decrease in Wireless ARPU was primarily attributable to, among other things, providing ACP subscribers continued services for approximately half the charge in May 2024 and free of charge in June 2024 when the ACP program funding concluded, partially offset by a shift in subscriber plan mix to higher priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $208 million for the six months ended June 30, 2024, an increase of $26 million or 14.2% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to higher revenue per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher promotional subsidies. During the six months ended June 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $922 million for the six months ended June 30, 2024, a decrease of $90 million or 8.9% compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base, lower network services costs per subscriber and operational efficiencies, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs. The six months ended June 30, 2023 was negatively impacted by the migration of subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $603 million for the six months ended June 30, 2024, an increase of $60 million or 11.1% compared to the same period in 2023. The increase in “Cost of sales – equipment and other” compared to the same period in 2023 was primarily related to higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the six months ended June 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $357 million during the six months ended June 30, 2024, a $17 million or 4.5% decrease compared to the same period in 2023. This change was primarily driven by a decrease in costs to support the Retail Wireless segment and lower sales commissions, partially offset by higher marketing expenditures. The six months ended June 30, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

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

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans. Our fully constructed facilities along with our construction in process will be sufficient to meet many of our build-out requirements over the next year, including our June 14, 2025 milestones. These facilities are for licenses comprising approximately 90% of the aggregate carrying value, including capitalized interest, for our 600 MHz, 700 MHz, H Block and AWS-4 licenses. However, for the remaining licenses that we have not yet constructed facilities sufficient to meet our June 14, 2025 final build-out requirements, we will need to raise additional capital to, among other things, continue our 5G Network Deployment. If we are unable to address our capital needs or encounter unanticipated construction delays, we may be unable to retain such spectrum licenses, which would result in an impairment of those licenses.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – 5G Network Deployment Segment

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	35,514	19,079	16,435	86.1
Total revenue	35,514	19,079	16,435	86.1

Costs and expenses:
Cost of services	303,483	—	303,483	*
Cost of sales - equipment and other	—	225,497	(225,497)	*
Selling, general and administrative expenses	45,049	72,057	(27,008)	(37.5)
Depreciation and amortization	265,922	123,484	142,438	*
Total costs and expenses	614,454	421,038	193,416	45.9

Operating income (loss)	$(578,940)	$(401,959)	$(176,981)	(44.0)

Other data:
Purchases of property and equipment, net of refunds	$236,745	$801,520	$(564,775)	(70.5)
OIBDA	$(313,018)	$(278,475)	$(34,543)	(12.4)
*	Percentage is not meaningful.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $303 million during the three months ended June 30, 2024, an increase of $78 million compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers and other costs related to our 5G Network. In addition, beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.” See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $45 million during the three months ended June 30, 2024, a $27 million or 37.5% decrease compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” primarily driving this decrease.

Depreciation and amortization. “Depreciation and amortization” expense totaled $266 million during the three months ended June 30, 2024, a $142 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	65,018	37,986	$27,032	71.2
Total revenue	65,018	37,986	27,032	71.2

Costs and expenses:
Cost of services	615,712	—	615,712	*
Cost of sales - equipment and other	—	410,494	(410,494)	*
Selling, general and administrative expenses	95,888	141,943	(46,055)	(32.4)
Depreciation and amortization	503,109	221,111	281,998	*
Total costs and expenses	1,214,709	773,548	441,161	57.0

Operating income (loss)	$(1,149,691)	$(735,562)	$(414,129)	56.3

Other data:
Purchases of property and equipment, net of refunds	$627,834	$1,473,167	$(845,333)	(57.4)
OIBDA	$(646,582)	$(514,451)	$(132,131)	(25.7)

*	Percentage is not meaningful.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $616 million during the six months ended June 30, 2024, an increase of $205 million compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services and other costs related to our 5G Network. In addition, beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.” See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $96 million during the six months ended June 30, 2024, a $46 million or 32.4% decrease compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” primarily driving this decrease.

Depreciation and amortization. “Depreciation and amortization” expense totaled $503 million during the six months ended June 30, 2024, a $282 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

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

Backlog

As of June 30, 2024, our Broadband and Satellite services segment had approximately $1.529 billion of contracted revenue backlog. We define the Broadband and Satellite services segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$302,527	$368,228	$(65,701)	(17.8)
Equipment sales and other revenue	91,484	84,882	6,602	7.8
Total revenue	394,011	453,110	(59,099)	(13.0)

Costs and expenses:
Cost of services	126,250	132,107	(5,857)	(4.4)
% of Service revenue	41.7%	35.9%
Cost of sales - equipment and other	78,409	56,729	21,680	38.2
Selling, general and administrative expenses	106,960	114,715	(7,755)	(6.8)
% of Total revenue	27.1%	25.3%
Depreciation and amortization	116,978	105,712	11,266	10.7
Total costs and expenses	428,597	409,263	19,334	4.7

Operating income (loss)	$(34,586)	$43,847	$(78,433)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.955	1.122	(0.167)	(14.9)
Broadband subscriber additions (losses), net (in millions)	(0.023)	(0.055)	0.032	58.2
Purchases of property and equipment, net of refunds (1)	$56,559	$49,016	$7,543	15.4
OIBDA	$82,392	$149,559	$(67,167)	(44.9)
*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended June 30, 2024 and 2023 of $1 million and $21 million, respectively.

Broadband subscribers. We lost approximately 23,000 net Broadband subscribers for the three months ended June 30, 2024 compared to the loss of approximately 55,000 net Broadband subscribers during the same period in 2023. The net Broadband subscriber loss improvement was primarily due to the new EchoStar XXIV satellite service launch and increased subscriber demand for our new satellite service plans. Churn of legacy subscribers has started to improve as prior churn and migrations have resulted in increased capacity availability and service satisfaction. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $303 million for the three months ended June 30, 2024, a decrease of $66 million, or 17.8%, as compared to 2023. The decrease was primarily attributable to lower sales of broadband services to our North American consumer and enterprise customers and to our international consumer customers. The three months ended June 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $91 million for the three months ended June 30, 2024, an increase of $7 million, or 7.8%, as compared to 2023. The change was primarily attributable to an increase in hardware sales to our international enterprise customers, partially offset by a decrease in hardware sales to our mobile satellite system customers.

Cost of services. “Cost of services” totaled $126 million for the three months ended June 30, 2024, a decrease of $6 million, or 4.4%, as compared to 2023. The decrease was primarily attributable to the corresponding decreases in services revenue, partially offset by higher costs incurred in providing services in North America.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $78 million for the three months ended June 30, 2024, an increase of $22 million, or 38.2%, as compared to 2023. The increase was primarily attributable to the corresponding increase in equipment revenue and higher costs incurred in providing equipment in North America.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $107 million for the three months ended June 30, 2024, a decrease of $8 million, or 6.8%, as compared to 2023. The decrease was primarily attributable to decreases in sales and marketing expenses.

Depreciation and amortization. “Depreciation and amortization” expense totaled $117 million for the three months ended June 30, 2024, an increase of $11 million, or 10.7%, as compared to 2023. The increase was primarily attributable to an increase in satellite depreciation driven by our EchoStar XXIV satellite, which was placed into service in December 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$619,647	$742,750	$(123,103)	(16.6)
Equipment sales and other revenue	156,950	149,956	6,994	4.7
Total revenue	776,597	892,706	(116,109)	(13.0)

Costs and expenses:
Cost of services	256,430	266,867	(10,437)	(3.9)
% of Service revenue	41.4%	35.9%
Cost of sales - equipment and other	135,043	108,964	26,079	23.9
Selling, general and administrative expenses	223,445	233,351	(9,906)	(4.2)
% of Total revenue	28.8%	26.1%
Depreciation and amortization	235,819	208,830	26,989	12.9
Impairment of long-lived assets and goodwill	—	3,142	(3,142)	*
Total costs and expenses	850,737	821,154	29,583	3.6

Operating income (loss)	$(74,140)	$71,552	$(145,692)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.955	1.122	(0.167)	(14.9)
Broadband subscriber additions (losses), net (in millions)	(0.049)	(0.106)	0.057	53.8
Purchases of property and equipment, net of refunds (1)	$127,170	$93,087	$34,083	36.6
OIBDA	$161,679	$280,382	$(118,703)	(42.3)

*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the six months ended June 30, 2024 and 2023 of $3 million and $18 million, respectively.

Broadband subscribers. We lost approximately 49,000 net Broadband subscribers for the six months ended June 30, 2024 compared to the loss of approximately 106,000 net Broadband subscribers during the same period in 2023. The net Broadband subscriber loss improvement was primarily due to the new EchoStar XXIV satellite service launch and increased subscriber demand for our new satellite service plans. Churn of legacy subscribers has started to improve as prior churn and migrations have resulted in increased capacity availability and service satisfaction. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $620 million for the six months ended June 30, 2024, a decrease of $123 million, or 16.6%, as compared to 2023. The decrease was primarily attributable to lower sales of broadband services to our North American consumer and enterprise customers and to our international consumer customers. The six months ended June 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $157 million for the six months ended June 30, 2024, an increase of $7 million, or 4.7%, as compared to 2023. The change was primarily attributable to an increase in hardware sales to our international enterprise customers and to our North American enterprise customers, partially offset by a decrease in hardware sales to our mobile satellite system customers.

Cost of services. “Cost of services” totaled $256 million for the six months ended June 30, 2024, a decrease of $10 million, or 3.9%, as compared to 2023. The decrease was primarily attributable to the corresponding decreases in services revenue, partially offset by higher costs incurred in providing services in North America.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $135 million for the six months ended June 30, 2024, an increase of $26 million, or 23.9%, as compared to 2023. The increase was primarily attributable to the corresponding increase in equipment revenue and higher costs incurred in providing equipment in North America.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $223 million for the six months ended June 30, 2024, a decrease of $10 million, or 4.2%, as compared to 2023. The decrease was primarily attributable to decreases in sales and marketing and research and development expenses partially offset by an increase in general and administrative expenses.

Depreciation and amortization. “Depreciation and amortization” expense totaled $236 million for the six months ended June 30, 2024, an increase of $27 million, or 12.9%, as compared to 2023. The increase was primarily attributable to an increase in satellite depreciation driven by our EchoStar XXIV satellite, which was placed into service in December 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(65,369)	$252,229	$(317,598)	*

Other income (expense):
Interest income	13,929	54,308	(40,379)	(74.4)
Interest expense, net of amounts capitalized	(81,166)	(21,648)	(59,518)	*
Other, net	(91,498)	34,068	(125,566)	*
Total other income (expense)	(158,735)	66,728	(225,463)	*

Income (loss) before income taxes	(224,104)	318,957	(543,061)	*
Income tax (provision) benefit, net	16,646	(86,265)	102,911	*
Effective tax rate	7.4%	27.0%
Net income (loss)	(207,458)	232,692	(440,150)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,867)	20,030	(21,897)	*
Net income (loss) attributable to EchoStar	$(205,591)	$212,662	$(418,253)	*
*	Percentage is not meaningful.

Interest income. “Interest income” totaled $14 million during the three months ended June 30, 2024, a decrease of $40 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances during the three months ended June 30, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $81 million during the three months ended June 30, 2024, an increase of $60 million compared to the same period in 2023. During the three months ended June 30, 2024, as the qualifying assets, including certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets and as a result, capitalized interest was reduced by $68 million, and interest expense increased. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $91 million during the three months ended June 30, 2024, compared to income of $34 million during the same period in 2023. This change primarily resulted from a $65 million loss in equity in earnings from our Invidi investment during the three months ended June 30, 2024 compared to $68 million of early debt extinguishment gains from the repurchases of our convertible notes during the three months ended June 30, 2023, partially offset by a net decrease in losses and impairments on marketable and non-marketable investment securities. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $17 million during the three months ended June 30, 2024, compared to a provision of $86 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the three months ended June 30, 2024 was impacted by federal, state and foreign valuation allowances.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(80,613)	$605,567	$(686,180)	*

Other income (expense):
Interest income	44,391	122,494	(78,103)	(63.8)
Interest expense, net of amounts capitalized	(180,574)	(41,681)	(138,893)	*
Other, net	(117,608)	(693)	(116,915)	*
Total other income (expense)	(253,791)	80,120	(333,911)	*

Income (loss) before income taxes	(334,404)	685,687	(1,020,091)	*
Income tax (provision) benefit, net	18,571	(180,150)	198,721	*
Effective tax rate	5.6%	26.3%
Net income (loss)	(315,833)	505,537	(821,370)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(2,866)	39,341	(42,207)	*
Net income (loss) attributable to EchoStar	$(312,967)	$466,196	$(779,163)	*
*	Percentage is not meaningful.

Interest income. “Interest income” totaled $44 million during the six months ended June 30, 2024, a decrease of $78 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the six months ended June 30, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $181 million during the six months ended June 30, 2024, an increase of $139 million compared to the same period in 2023. During the six months ended June 30, 2024, as the qualifying assets, including certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets and as a result, capitalized interest was reduced by $147 million, and interest expense increased. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $118 million during the six months ended June 30, 2024, a decrease of $117 million compared to the same period in 2023. This change primarily resulted from a $66 million loss in equity in earnings from our Invidi investment during the six months ended June 30, 2024 compared to $68 million of early debt extinguishment gains from the repurchases of our convertible notes during the six months ended June 30, 2023. In addition, this change resulted from a $37 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the six months ended June 30, 2023 compared to no change during the six months ended June 30, 2024. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $19 million during the six months ended June 30, 2024, compared to a provision of $180 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the six months ended June 30, 2024 was impacted by federal, state and foreign valuation allowances.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss) attributable to EchoStar	$(205,591)	$212,662	$(312,967)	$466,196
Interest, net	67,237	(32,660)	136,183	(80,813)
Income tax provision (benefit), net	(16,646)	86,265	(18,571)	180,150
Depreciation and amortization	507,525	370,633	992,925	718,387
Consolidated EBITDA	$352,525	$636,900	$797,570	$1,283,920

The changes in Consolidated EBITDA during the three and six months ended June 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses, as well as the impact from changes in “Other, net” during the three and six months ended June 30, 2023.

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

For the Three Months Ended June 30,2024	Pay-TV	Retail Wireless	5G Network Deployment	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$667,752	$(121,362)	$(578,940)	$(34,586)	$1,767	$(65,369)
Depreciation and amortization	85,249	55,367	265,922	116,978	(15,991)	507,525
OIBDA	$753,001	$(65,995)	$(313,018)	$82,392	$(14,224)	$442,156

For the Three Months Ended June 30,2023	Pay-TV	Retail Wireless	5G Network Deployment	Broadband and Satellite Services	Eliminations	Consolidated

Segment operating income (loss)	$720,792	$(112,499)	$(401,959)	$43,847	$2,048	$252,229
Depreciation and amortization	97,473	53,203	123,484	105,712	(9,239)	370,633
OIBDA	$818,265	$(59,296)	$(278,475)	$149,559	$(7,191)	$622,862

For the Six Months Ended June 30,2024	Pay-TV	Retail Wireless	5G Network Deployment	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,337,860	$(195,779)	$(1,149,691)	$(74,140)	$1,137	$(80,613)
Depreciation and amortization	170,651	112,266	503,109	235,819	(28,920)	992,925
OIBDA	$1,508,511	$(83,513)	$(646,582)	$161,679	$(27,783)	$912,312

For the Six Months Ended June 30,2023	Pay-TV	Retail Wireless	5G Network Deployment	Broadband and Satellite Services	Eliminations	Consolidated

Segment operating income (loss)	$1,396,025	$(130,706)	$(735,562)	$71,552	$4,258	$605,567
Depreciation and amortization	200,048	106,048	221,111	208,830	(17,650)	718,387
OIBDA	$1,596,073	$(24,658)	$(514,451)	$280,382	$(13,392)	$1,323,954

The changes in OIBDA during the three and six months ended June 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of June 30, 2024 cash, cash equivalents and current marketable investment securities totaled $521 million compared to $2.444 billion as of December 31, 2023, a decrease of $1.924 billion. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from capital expenditures, net of refunds, of $1.349 billion (including capitalized interest related to Regulatory authorizations), the redemption of our 2 3/8% Convertible Notes due 2024 of $951 million, the purchase of SNR Management’s ownership interest in SNR HoldCo of $442 million, partially offset by cash generated from operating activities of $931 million.

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2024.

Cash flows from operating activities

For the six months ended June 30, 2024, we reported “Net cash flows from operating activities” of $931 million primarily attributable to $711 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, impairments and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Cash flows from investing activities

For the six months ended June 30, 2024, we reported outflows from “Net cash flows from investing activities” of $848 million primarily related to capital expenditures, net of refunds, of $1.349 billion (including capitalized interest related to Regulatory authorizations), partially offset by $480 million in net sales of marketable investment securities.

Cash flows from financing activities

For the six months ended June 30, 2024, we reported outflows from “Net cash flows from financing activities” of $1.444 billion primarily related the redemption of our 2 3/8% Convertible Notes due 2024 of $951 million, and the purchase of SNR Management’s ownership interest in SNR HoldCo of $442 million.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended
	June 30,
	2024	2023

	(In thousands)
Net cash flows from operating activities	$930,984	$1,539,106
Purchases of property and equipment, net of refunds (including capitalized interest related to Regulatory authorizations)	(1,348,729)	(2,251,213)
Free cash flow	$(417,745)	$(712,107)

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time. The first factor is our churn rate and how successful we are at retaining our current subscribers. To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced. The second factor is how successful we are at maintaining our service margins. To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced. Our Pay-TV service margins have been reduced by, among other things, higher programming costs. Our Retail Wireless service margins are impacted by, among other things, our MNSA agreement with T-Mobile and our NSA agreement with AT&T and the speed with which we are able to migrate Wireless subscribers onto our 5G Network. The third factor is the rate at which we acquire new subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities. We anticipate operating expenditures for our 5G Network Deployment to increase for the remainder of 2024 as we continue to, among other things, deploy cell sites and communication towers to commercialize our 5G Network. Since we reached our 5G Network Deployment milestone of 70% of the U.S. population, we expect our capital expenditures will decline in the near term. However, as we prepare for our next build-out requirements in 2025, we expect our capital expenditures to increase as we approach this deadline. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of June 30, 2024, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. We expect that this trend will continue in 2024 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Subscriber Base – Pay TV, Retail Wireless and Broadband and Satellite Services Segments

See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire Pay-TV, Wireless and Broadband subscribers, including, but not limited to, advertising, independent third-party retailer incentives, payments made to third parties, equipment and wireless device subsidies, installation services and/or new customer promotions. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective. With respect to our DISH TV services and Boost Mobile postpaid, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments. We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV services and Boost Mobile postpaid service over longer periods of time. Subscriber acquisition costs for SLING TV subscribers are significantly lower than those for DISH TV subscribers. Our subscriber acquisition costs may vary significantly from period to period.

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

Our 5 7/8% Senior Notes due 2024 with remaining balance of approximately $1.983 billion mature on November 15, 2024. We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2024. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies – Contingencies – Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Exchange Offer

On March 4, 2024, we commenced a tender offer to eligible employees (which excludes our co-founders and the non-executive/non-employee members of our Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in our Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and we accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, during the second quarter of 2024, the exercise price of approximately 6 million new stock options, affecting approximately 1,000 eligible employees, was adjusted to $14.04.

The new stock options were offered in reliance of the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. For details on the terms of the new options, see Item 4 of our Schedule TO Tender Offer Statement dated March 4, 2024 and filed with the SEC on March 4, 2024.

Stock Repurchase Program

Our stock repurchase program expired December 31, 2023.

Item 5. OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

(a)	Exhibits.

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended June 30, 2024 filed on August 9, 2024 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH (Principal Financial Officer and Principal Accounting Officer)
Date: August 9, 2024