Form 10-Q
period 2024-09-30
EchoStar CORP
filed 2024-11-12
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024.

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

As of November 1, 2024, the registrant’s outstanding common stock consisted of 140,492,384 shares of Class A common stock and 131,348,468 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

Risks Relating to the DIRECTV Transaction

●	We are subject to a number of risks while the DIRECTV Transaction is pending, which may have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Integration

●	Although we expect that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the expected timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration.
●	The market price for shares of our common stock may be affected by factors different from, or in addition to, those that historically affected the market prices of shares of DISH Network Class A Common Stock and EchoStar Class A Common Stock.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

i

●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.
●	We compete with the MNOs whose networks we rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

ii

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.
●	We may need additional capital, which may not be available on favorable terms, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	We are controlled by one principal stockholder who is our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

Item 1. FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$622,608	$1,821,376
Current restricted cash and cash equivalents	2,047,489	—
Marketable investment securities	51,792	623,044
Trade accounts receivable, net of allowance for credit losses of $82,427 and $74,390, respectively	1,099,545	1,122,139
Inventory	441,683	665,169
Prepaids and other assets	649,802	644,005
Other current assets	87,458	16,081
Total current assets	5,000,377	4,891,814

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	156,323	118,065
Property and equipment, net	9,287,726	9,561,834
Regulatory authorizations, net	39,156,029	38,572,980
Other investments, net	216,139	314,370
Operating lease assets	3,158,548	3,065,448
Intangible assets, net	79,078	172,892
Other noncurrent assets, net	493,157	411,491
Total noncurrent assets	52,547,000	52,217,080
Total assets	$57,547,377	$57,108,894

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$707,476	$774,011
Deferred revenue and other	645,719	754,658
Accrued programming	1,499,375	1,427,762
Accrued interest	406,619	297,678
Other accrued expenses and liabilities	1,699,434	1,717,826
Current portion of debt, finance lease and other obligations (Note 9)	2,520,297	3,046,654
Total current liabilities	7,478,920	8,018,589

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 9)	21,557,251	19,717,266
Deferred tax liabilities, net	4,926,162	5,014,309
Operating lease liabilities	3,125,819	3,121,307
Long-term deferred revenue and other long-term liabilities	958,931	849,131
Total long-term obligations, net of current portion	30,568,163	28,702,013
Total liabilities	38,047,083	36,720,602

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	—	438,382

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 140,480,742 and 140,153,020 shares issued and outstanding, respectively	140	140
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,337,211	8,301,979
Accumulated other comprehensive income (loss)	(177,764)	(160,056)
Accumulated earnings (deficit)	11,283,204	11,737,983
Total EchoStar stockholders’ equity (deficit)	19,442,922	19,880,177
Noncontrolling interests	57,372	69,733
Total stockholders’ equity (deficit)	19,500,294	19,949,910
Total liabilities and stockholders’ equity (deficit)	$57,547,377	$57,108,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$3,671,674	$3,942,308	$11,233,429	$12,211,542
Equipment sales and other revenue	219,310	166,566	625,149	641,460
Total revenue	3,890,984	4,108,874	11,858,578	12,853,002

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,538,149	2,368,621	7,602,809	7,222,761
Cost of sales - equipment and other	393,024	612,378	1,164,200	1,715,936
Selling, general and administrative expenses	643,144	762,013	1,862,590	2,221,347
Depreciation and amortization	477,434	397,211	1,470,359	1,115,598
Impairment of long-lived assets and goodwill	—	—	—	3,142
Total costs and expenses	4,051,751	4,140,223	12,099,958	12,278,784

Operating income (loss)	(160,767)	(31,349)	(241,380)	574,218

Other Income (Expense):
Interest income	11,200	43,915	55,591	166,409
Interest expense, net of amounts capitalized (Note 2)	(81,503)	(21,795)	(262,077)	(63,476)
Other, net (Note 5)	52,107	(168,947)	(65,501)	(169,640)
Total other income (expense)	(18,196)	(146,827)	(271,987)	(66,707)

Income (loss) before income taxes	(178,963)	(178,176)	(513,367)	507,511
Income tax (provision) benefit, net	35,162	59,439	53,733	(120,711)
Net income (loss)	(143,801)	(118,737)	(459,634)	386,800
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,989)	19,634	(4,855)	58,975
Net income (loss) attributable to EchoStar	$(141,812)	$(138,371)	$(454,779)	$327,825

Weighted-average common shares outstanding - Class A and B common stock:
Basic	271,736	271,245	271,616	270,637
Diluted	271,736	271,245	271,616	308,259

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.52)	$(0.51)	$(1.67)	$1.21
Diluted net income (loss) per share attributable to EchoStar	$(0.52)	$(0.51)	$(1.67)	$1.06

Comprehensive Income (Loss):
Net income (loss)	$(143,801)	$(118,737)	$(459,634)	$386,800
Other comprehensive income (loss):
Foreign currency translation adjustments	1,686	(8,446)	(21,600)	12,595
Unrealized holding gains (losses) on available-for-sale debt securities	66	(1,140)	1,497	1,396
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(15)	481	(1,542)	482
Deferred income tax (expense) benefit, net	76	(64)	47	(814)
Total other comprehensive income (loss), net of tax	1,813	(9,169)	(21,598)	13,659
Comprehensive income (loss)	(141,988)	(127,906)	(481,232)	400,459
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(1,538)	17,731	(8,745)	60,934
Comprehensive income (loss) attributable to EchoStar	$(140,450)	$(145,637)	$(472,487)	$339,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

Purchase of SNR Management's ownership interest in SNR HoldCo			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2022	$269	$8,222,599	$(175,267)	$13,440,040	$98,192	$21,585,833	$464,359
Issuance of Class A common stock	1	9,387	—	—	—	9,388	—
Non-cash, stock-based compensation	—	14,628	—	—	—	14,628	—
Other comprehensive income (loss)	—	—	5,788	—	1,969	7,757	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,094)	(1,094)	20,405
Net income (loss) attributable to EchoStar	—	—	—	253,534	—	253,534	—
Balance, March 31, 2023	$270	$8,246,614	$(169,479)	$13,693,574	$99,067	$21,870,046	$484,764
Issuance of Class A common stock	1	19,000	—	—	—	19,001	—
Non-cash, stock-based compensation	—	12,678	—	—	—	12,678	—
Other comprehensive income (loss)	—	—	13,178	—	1,893	15,071	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,993)	(1,993)	22,023
Net income (loss) attributable to EchoStar	—	—	—	212,662	—	212,662	—
Balance, June 30, 2023	$271	$8,278,292	$(156,301)	$13,906,236	$98,967	$22,127,465	$506,787
Issuance of Class A common stock	—	3,282	—	—	—	3,282	—
Non-cash, stock-based compensation	—	10,423	—	—	—	10,423	—
Other comprehensive income (loss)	—	—	(7,266)	—	(1,903)	(9,169)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(2,632)	(2,632)	22,266
Net income (loss) attributable to EchoStar	—	—	—	(138,371)	—	(138,371)	—
Balance, September 30, 2023	$271	$8,291,997	$(163,567)	$13,767,865	$94,432	$21,990,998	$529,053

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$271	$8,301,979	$(160,056)	$11,737,983	$69,733	$19,949,910	$438,382
Issuance of Class A common stock	—	(160)	—	—	—	(160)	—
Non-cash, stock-based compensation	—	9,058	—	—	—	9,058	—
Other comprehensive income (loss)	—	—	(4,548)	—	(1,119)	(5,667)	—
Purchase of SNR Management's ownership interest in SNR HoldCo	—	—	—	—	—	—	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(4,615)	(4,615)	3,616
Net income (loss) attributable to EchoStar	—	—	—	(107,376)	—	(107,376)	—
Balance, March 31, 2024	$271	$8,310,877	$(164,604)	$11,630,607	$63,999	$19,841,150	$—
Issuance of Class A common stock	—	1,992	—	—	—	1,992	—
Sale of Assets to CONX, net of deferred taxes	—	3,376	—	—	—	3,376	—
Non-cash, stock-based compensation	—	10,635	—	—	—	10,635	—
Other comprehensive income (loss)	—	—	(14,522)	—	(3,222)	(17,744)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,867)	(1,867)	—
Net income (loss) attributable to EchoStar	—	—	—	(205,591)	—	(205,591)	—
Balance, June 30, 2024	$271	$8,326,880	$(179,126)	$11,425,016	$58,910	$19,631,951	$—
Issuance of Class A common stock	—	2,515	—	—	—	2,515	—
Non-cash, stock-based compensation	—	8,605	—	—	—	8,605	—
Other comprehensive income (loss)	—	—	1,362	—	451	1,813	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,989)	(1,989)	—
Net income (loss) attributable to EchoStar	—	—	—	(141,812)	—	(141,812)	—
Other	—	(789)	—	—	—	(789)	—
Balance, September 30, 2024	$271	$8,337,211	$(177,764)	$11,283,204	$57,372	$19,500,294	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(459,634)	$386,800
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,470,359	1,115,598
Impairment of long-lived assets and goodwill	—	3,142
Realized and unrealized losses (gains) on investments, impairments and other	41,929	(24,866)
Realized and unrealized losses (gains) on derivatives	—	192,107
Liberty Puerto Rico Asset Sale losses (gains) (Note 10)	(50,418)	—
Non-cash, stock-based compensation	28,298	37,729
Deferred tax expense (benefit)	(85,300)	103,614
Equity in (earnings) losses of affiliates	74,459	6,671
Changes in allowance for credit losses	8,037	8,638
Change in long-term deferred revenue and other long-term liabilities	15,996	9,122
Other, net	137,700	80,665
Changes in current assets and current liabilities, net	25,718	102,330
Net cash flows from operating activities	1,207,144	2,021,550

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(29,166)	(2,384,614)
Sales and maturities of marketable investment securities	563,421	3,092,693
Purchases of property and equipment	(1,200,606)	(2,533,745)
Refunds and other receipts of purchases of property and equipment	—	34,611
Capitalized interest related to regulatory authorizations (Note 2)	(642,989)	(747,743)
Proceeds from other debt investments	—	148,448
Purchases of regulatory authorizations, including deposits	(1,104)	(1,802)
Sale of assets to CONX (Note 13)	26,719	—
Liberty Puerto Rico Asset Sale (Note 10)	95,435	—
Other, net	10,892	(17,258)
Net cash flows from investing activities	(1,177,398)	(2,409,410)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(101,197)	(98,933)
Redemption and repurchases of convertible and senior notes	(951,170)	(1,634,084)
Proceeds from issuance of senior notes	—	1,500,000
Debt issuance costs and debt (discount) premium	—	21,635
Proceeds from New DISH DBS Financing (Note 9)	2,500,000	—
Debt issuance costs and debt (discount) premium from New DISH DBS Financing	(136,208)	—
Early debt extinguishment gains (losses) of convertible and senior notes	—	72,566
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	4,347	11,570
Purchase of SNR Management's ownership interest in SNR HoldCo	(441,998)	—
Other, net	(4,185)	(5,997)
Net cash flows from financing activities	869,589	(133,243)

Effect of exchange rates on cash and cash equivalents	(3,458)	1,622

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	895,877	(519,481)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	1,911,601	2,561,803
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$2,807,478	$2,042,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business Activities

Principal Business

EchoStar Corporation is a premier provider of technology, networking services, television entertainment and connectivity, offering consumer, enterprise, operator, and government solutions worldwide under its EchoStar®, Boost Mobile®, Sling TV ®, DISH® TV, Hughes®, HughesNet®, HughesON™ and JUPITER™ brands. EchoStar Corporation is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. Its subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) operate four primary business segments.

Recent Developments

DIRECTV Transaction

On September 29, 2024, we and DIRECTV Holdings, LLC (“DTV”), entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from us all of the issued and outstanding equity interests of DISH DBS Corporation (“DISH DBS”), which operates our Pay-TV business (the “Business” and such acquisition of the Business the “DIRECTV Transaction”). Prior to the closing of the DIRECTV Transaction (the “DIRECTV Closing”), we will complete the Pre-Closing Restructuring, as defined in the Purchase Agreement, and the Pre-Closing Reorganization, as defined in the Purchase Agreement, following which, among other things, DISH DBS will hold all of the properties, rights, assets and liabilities primarily related to the Business, except for certain excluded assets and excluded liabilities. Completion of the DIRECTV Transaction is conditional upon, among other things, the success of the DISH DBS Exchange Offers, as detailed and defined in Note 9.

During the period between signing of the Purchase Agreement and the DIRECTV Closing, DISH DBS and its subsidiaries are not permitted to declare or pay dividends or otherwise cause or permit any leakage (which includes, among other things, cash payments and certain other value transfers by DISH DBS and its subsidiaries, on the one hand, to us or certain other related persons, on the other hand), other than: (i) certain permitted cash transfers prior to September 30, 2025 in an aggregate amount not to exceed the permitted cash transfer cap set forth in the Purchase Agreement, and (ii) certain permitted tax sharing payments, in each case, on terms and conditions as set forth in the Purchase Agreement. The permitted cash transfer cap is initially equal to $1.52 billion, calculated in accordance with the Purchase Agreement, (“Permitted Transfer Cap”) and is subject to certain adjustments set forth in the Purchase Agreement, including transaction expenses and certain accrued interest adjustments and adjustments tied to certain key performance indicators.

As set forth in the Reorganization Plan, immediately prior to the DIRECTV Closing, DISH DBS will distribute the DISH 2021 Intercompany Loan 2028 Tranche (see Note 9) to our seller subsidiary. At the DIRECTV Closing, our seller subsidiary will sell and transfer to DTV all of the issued and outstanding equity interests of DISH DBS in exchange for a total cash purchase price of $1.00 plus the assumption of net debt of DISH DBS and its subsidiaries that is outstanding as of the DIRECTV Closing. Additionally, effective with the DIRECTV Closing, certain other intercompany amounts between DISH DBS and us (in addition to the DISH 2021 Intercompany Loan 2028 Tranche) will be subject to cancellation.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2024, the balance of the DISH DBS intercompany receivables for the DISH 2021 Intercompany Loan 2028 Tranche and other intercompany amounts totaled $4.606 billion, not including Permitted Transfer Cap receivables of up to $1.52 billion and certain other amounts of residual capital remaining based on performance. Upon the completion of the DIRECTV Transaction, DISH DBS will become a direct and wholly-owned subsidiary of DTV. The DIRECTV Transaction is subject to a number of terms and conditions set forth in the Purchase Agreement. The completion of the DIRECTV Transaction is subject to the satisfaction or waiver of customary closing conditions, including, but not limited to, government approval.

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

During the third quarter of 2024 and through the issuance date of these condensed consolidated financial statements, we completed several financing transactions, including, but not limited to: (i) issuance of $2.5 billion (including $136 million of debt issuance costs) of New DISH DBS Financing, as detailed and defined in Note 9, which includes $2.047 billion of funds required to be used for the redemption, repayment or repurchase of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024, (ii) binding agreement signed by the Commitment Parties to purchase an aggregate amount of $5.356 billion (including $156 million issuable in kind as discounts and commitment and/or backstop premiums) of our new 10 3/4% Senior Secured Notes due 2029, with funding occurring on November 12, 2024, as detailed in Note 14, and (iii) a PIPE Investment for an aggregate cash purchase price of approximately $400 million, with funding occurring on November 12, 2024, as detailed and defined in Note 14. As a result of these transactions, substantial doubt no longer exists about our ability to continue as a going concern.

Our cash and cash equivalents, current restricted cash and cash equivalents, and marketable investment securities totaled $2.722 billion as of September 30, 2024 (“Cash on Hand”) and we will fund the $1.983 billion of debt maturing in November 2024 from Cash on Hand.

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

The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of September 30, 2024, we had 8.031 million Pay-TV subscribers in the United States, including 5.888 million DISH TV subscribers and 2.143 million SLING TV subscribers.

Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for certain device financing arrangements.

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). We have deployed 5G VoNR covering over 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. As of September 30, 2024, we had 6.984 million Wireless subscribers.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our licenses based on several commitments, as detailed in Note 10.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers.

Broadband and Satellite Services

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We also offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. As of September 30, 2024, we had 912,000 Broadband subscribers.

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

“Cost of services.” Historically, as we built-out our 5G Network, certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, were presented within “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as our 5G Network service had not commenced. As we have commenced utilizing our 5G Network for commercial traffic, such amounts now represent costs of operating our 5G Network and are, beginning on January 1, 2024, presented within the “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The change has no impact on net income. For the three and nine months ended September 30, 2023, the direct costs related to our 5G Network Deployment included within the “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $261 million and $671 million, respectively.

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

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless, L.L.C. (“Northstar Wireless”) is a wholly-owned subsidiary of Northstar Spectrum, LLC (“Northstar Spectrum”), which is an entity wholly-owned by us and, prior to October 12, 2023, by us and Northstar Manager, LLC (“NorthStar Manager”). On October 12, 2023, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.

SNR Wireless. SNR Wireless LicenseCo, LLC (“SNR Wireless”) is a wholly-owned subsidiary of SNR Wireless HoldCo, LLC (“SNR HoldCo”), which is an entity wholly-owned by us and, prior to February 16, 2024, by us and SNR Wireless Management, LLC (“SNR Management”). On February 16, 2024, the FCC consented to the sale of SNR Management’s ownership interests in SNR HoldCo, which was purchased by our direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to SNR HoldCo as of the purchase date and we continue to consolidate the SNR Entities as wholly-owned subsidiaries.

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses, subscriber lives and likelihood of certain contingent events.

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

We are currently commercializing our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. Historically, the qualifying assets exceeded the carrying value of our long-term debt and finance lease obligations, therefore substantially all of our interest expense was being capitalized. As the qualifying assets, including certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize substantially all interest on those assets and as a result, during the three and nine months ended September 30, 2024, we incurred $69 million and $226 million, respectively, of “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which would have previously been capitalized. We expect this trend to continue.

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

As of September 30, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $210 million and $211 million for the three months ended September 30, 2024 and 2023, respectively. Advertising expenses totaled $538 million and $591 million for the nine months ended September 30, 2024 and 2023, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales–equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $20 million and $26 million for the three months ended September 30, 2024 and 2023, respectively. Research and development costs totaled $74 million and $81 million for the nine months ended September 30, 2024 and 2023, respectively.

New Accounting Pronouncements

Joint Ventures. On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We plan to adopt the standard if applicable and we expect the adoption of the standard will have an immaterial impact on our disclosures.

Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2024 annual financial statements, and we expect the adoption of the standard will impact certain of our segment reporting disclosures.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
Net income (loss)	$(143,801)	$(118,737)	$(459,634)	$386,800
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,989)	19,634	(4,855)	58,975
Net income (loss) attributable to EchoStar - Basic	(141,812)	(138,371)	(454,779)	327,825
Interest on dilutive Convertible Notes, net of tax (1) (4)	—	—	—	—
Net income (loss) attributable to EchoStar - Diluted	$(141,812)	$(138,371)	$(454,779)	$327,825

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	271,736	271,245	271,616	270,637
Dilutive impact of Convertible Notes (3) (4) (5)	—	—	—	37,550
Dilutive impact of stock awards outstanding (4)	—	—	—	72
Diluted	271,736	271,245	271,616	308,259

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.52)	$(0.51)	$(1.67)	$1.21
Diluted net income (loss) per share attributable to EchoStar	$(0.52)	$(0.51)	$(1.67)	$1.06
(1)	For the nine months ended September 30, 2023, substantially all of our interest expense was capitalized. See Note 2 for further information.
(2)	Upon the closing of the PIPE Investment, as detailed and defined in Note 14, we will issue 14.265 million shares of our Class A Common Stock.
(3)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(4)	For the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, the dilutive impact of 33 million, 34 million and 38 million weighted-average shares of Class A common stock, respectively, were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period.
(5)	Upon the closing of the EchoStar Exchange Offers, as detailed and defined in Note 14, we will issue $1.906 billion aggregate principal amount of 3 7/8% Convertible Secured Notes due 2030, which may be converted into 57 million shares.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	As of September 30,
	2024	2023

	(In thousands)
Anti-dilutive stock awards	7,195	11,028
Performance/market based options	4,418	4,759
Common stock warrants	16,151	16,151
Total	27,764	31,938

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

	For the Nine Months Ended
	September 30,
	2024	2023

	(In thousands)
Cash paid for interest (including capitalized interest)	$895,504	$951,727
Cash received for interest	43,089	125,866
Cash paid for income taxes, net of (refunds)	(17,679)	9,863
Capitalized interest (1)	793,532	1,005,260
Employee benefits paid in Class A common stock	—	20,101
Vendor financing	—	87,343
Accrued capital expenditures	114,413	231,150
Asset retirement obligation	14,010	65,580
Accrued upfront payment	—	100,000
Unsettled sales of marketable investment securities	—	119,068
(1)	See Note 2 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$51	$144
Strategic - trading/equity	51,605	176,205
Other	136	446,695
Total current marketable investment securities	51,792	623,044
Restricted marketable investment securities (1)	18,942	27,840
Total marketable investment securities	70,734	650,884

Restricted cash and cash equivalents (1) (2)	2,184,870	90,225

Other investments, net:
Equity method investments (3)	67,339	169,038
Cost method investments	109,509	106,134
Fair value method and other debt investments	39,291	39,198
Total other investments, net	216,139	314,370

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$2,471,743	$1,055,479
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash and cash equivalents” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.
(2)	Includes $2.047 billion in proceeds received from the New DBS Financing, as detailed and defined in Note 9.
(3)	The decrease primarily resulted from our Invidi Technologies Corporation and Broadband Connectivity Solutions (Restricted) Limited investments, discussed below.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of September 30, 2024, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2024 and December 31, 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash and cash equivalents. As of September 30, 2024, “Current restricted cash and cash equivalents” on our Condensed Consolidated Balance Sheets includes $2.047 billion in proceeds received from the New DBS Financing, as detailed and defined in Note 9, which is required to be used for the redemption, repayment or repurchase of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms. During the three months ended June 30, 2024, Invidi impaired the goodwill on their financial statements and our portion of this impairment resulted in a $63 million loss in “Equity in earnings (losses) of affiliates” recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the nine months ended September 30, 2024.

TerreStar Solutions, Inc. We own a 33% interest, on a fully diluted basis, in TerreStar Solutions, Inc. (“TSI”), an entity that provides wireless mobile communication coverage in Canada using a satellite user terminal. TSI’s wireless communications system is based on a satellite and ground-based technology, which provides communication services in hard-to-reach areas and provides a nationwide interoperable, survivable and critical communications infrastructure. TSI also holds and leases certain 2 GHz wireless spectrum licenses in Canada.

Deluxe/EchoStar LLC. We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

Broadband Connectivity Solutions (Restricted) Limited. We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. As of September 30, 2024, BCS distributed a $20 million return of this investment to us.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30,2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$2,293,570	$209,010	$2,084,560	$—	$1,692,849	$573,504	$1,119,345	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$10,785	$10,785	$—	$—	$65,172	$65,172	$—	$—
Commercial paper	—	—	—	—	290,398	—	290,398	—
Corporate securities	—	—	—	—	114,265	—	114,265	—
Other	187	—	136	51	4,844	—	4,700	144
Equity securities	59,762	51,605	8,157	—	176,205	166,481	9,724	—
Total	$70,734	$62,390	$8,293	$51	$650,884	$231,653	$419,087	$144

As of September 30, 2024, restricted and non-restricted marketable investment securities included debt securities of $11 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price pursuant to the License Purchase Agreement, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. This instrument met the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. We did not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement, which expired on its own terms on April 1, 2024. As of December 31, 2023, the derivative’s fair value was zero on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See the table below.

We accounted for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the License Purchase Agreement as a Level 3 instrument within the fair value hierarchy.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2024	2023	2024	2023

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$7,383	$(10,723)	$(41,929)	$(14,300)
Derivative instruments - net realized and/or unrealized gains (losses)	—	(155,133)	—	(192,107)
Other investment securities - other-than-temporary impairments	—	—	—	(33,400)
Gains (losses) related to early redemption of debt	—	4,480	—	72,566
Foreign currency transaction gains (losses)	847	(2,032)	(2,482)	4,265
Equity in earnings (losses) of affiliates	(5,276)	(3,193)	(74,459)	(6,671)
Liberty Puerto Rico Asset Sale (Note 10)	50,418	—	50,418	—
Other	(1,265)	(2,346)	2,951	7
Total	$52,107	$(168,947)	$(65,501)	$(169,640)

6.	Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Finished goods	$320,956	$512,894
Work-in-process and service repairs	63,997	68,463
Consignment	13,066	56,360
Raw materials	43,664	27,452
Total inventory	$441,683	$665,169

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.	Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2024	2023

				(In thousands)
Equipment leased to customers	2	-	5	$1,833,202	$1,977,450
Satellites (1)	5	-	15	3,877,264	4,168,766
Satellites acquired under finance lease agreements		15		700,879	712,832
Furniture, fixtures, equipment and other	1	-	20	1,699,849	1,691,389
5G Network Deployment equipment (2)	3	-	15	4,860,116	4,263,327
Software and computer equipment	2	-	8	2,746,601	2,503,597
Buildings and improvements (3)	1	-	40	512,808	538,815
Land (3)		-		42,941	46,675
Construction in progress		-		1,857,731	1,844,338
Total property and equipment				18,131,391	17,747,189
Accumulated depreciation				(8,843,665)	(8,185,355)
Property and equipment, net				$9,287,726	$9,561,834

(1)	The Spaceway 3 satellite was deorbited in January 2024.
(2)	Includes 5G Network Deployment assets acquired under finance lease agreements.
(3)	This decrease resulted from the sale of certain assets to CONX Corp., which closed May 1, 2024. See Note 13 for further information.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Equipment leased to customers	$83,778	$75,150	$214,723	$251,250
Satellites	74,464	64,934	225,365	196,001
Buildings, furniture, fixtures, equipment and other	20,685	35,423	96,105	85,900
5G Network Deployment equipment	187,281	94,204	533,575	231,085
Software and computer equipment	94,193	73,319	278,746	188,298
Intangible assets and other amortization expense	17,033	54,181	121,845	163,064
Total depreciation and amortization	$477,434	$397,211	$1,470,359	$1,115,598

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network Deployment equipment and software, and amortization of development costs of externally marketed software.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Activity relating to our asset retirement obligations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$300,475	$246,656	$278,287	$183,135
Liabilities incurred	5,051	11,229	14,010	65,580
Accretion expense	7,114	5,665	20,343	14,835
Revision to estimated cash flows	—	—	—	—
Balance at end of period	$312,640	$263,550	$312,640	$263,550

Total included in Other long-term liabilities	$312,640	$263,550	$312,640	$263,550

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $215 million and $217 million as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, our Pay-TV segment satellite fleet in service consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025
Nimiq 5 (1)	September 2009	72.7	October 2029

(1)	Subsequent to September 30, 2024, we extended the Nimiq 5 lease to October 2029 and as a result, beginning in the fourth quarter of 2024, we will account for the Nimiq 5 lease as an operating lease.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of September 30, 2024, our Broadband and Satellite Services segment satellite fleet in service consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar IX	August 2003	121	N/A
EchoStar XVII	July 2012	107	N/A
EchoStar XIX	December 2016	97.1	N/A
EchoStar XXI	June 2017	10.25	N/A
Al Yah 3	January 2018	20	N/A
EchoStar XXIV	July 2023	95.2	N/A

Leased from Other Third-Party:
Eutelsat 65 West A	March 2016	65	July 2031
Telesat T19V	July 2018	63	August 2033
EchoStar 105/SES-11	October 2017	105	November 2029

8.	Leases

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

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases within our Broadband and Satellite Services segment. Our Nimiq 5 satellite is accounted for as finance lease within our Pay-TV segment. Subsequent to September 30, 2024, we extended the Nimiq 5 lease to October 2029 and as a result, beginning in the fourth quarter of 2024, we will account for the Nimiq 5 lease as an operating lease.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Substantially all of our remaining leases are accounted for as operating leases, including our Anik F3 satellite lease.

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Operating lease cost (1)	$156,172	$136,778	$478,662	$383,361

Short-term lease cost (2)	1,183	1,247	3,234	3,790

Finance lease cost:
Amortization of right-of-use assets	25,561	17,628	58,239	73,432
Interest on lease liabilities	1,980	3,521	7,169	10,915
Total finance lease cost	27,541	21,149	65,408	84,347
Total lease costs	$184,896	$159,174	$547,304	$471,498
(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$368,793	$251,799
Operating cash flows from finance leases	$7,363	$9,778
Financing cash flows from finance leases	$49,648	$37,936

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$406,101	$559,539
Finance leases	$—	$53,771

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Operating Leases:
Operating lease assets	$3,158,548	$3,065,448

Other current liabilities	$487,113	$317,395
Operating lease liabilities	3,125,819	3,121,307
Total operating lease liabilities	$3,612,932	$3,438,702

Finance Leases:
Property and equipment, gross	$821,981	$833,933
Accumulated depreciation	(572,254)	(520,344)
Property and equipment, net	$249,727	$313,589

Other current liabilities	$29,386	$56,459
Other long-term liabilities	44,623	67,199
Total finance lease liabilities	$74,009	$123,658

Weighted Average Remaining Lease Term:
Operating leases	10.0 years	10.6 years
Finance leases	2.0 years	2.2 years

Weighted Average Discount Rate:
Operating leases	10.2%	9.5%
Finance leases	9.3%	9.7%

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of September 30, 2024 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2024 (remaining three months)	$101,553	$8,463	$110,016
2025	529,427	35,392	564,819
2026	564,094	36,588	600,682
2027	567,457	2,574	570,031
2028	524,943	—	524,943
Thereafter	3,478,802	—	3,478,802
Total lease payments	5,766,276	83,017	5,849,293
Less: Imputed interest	(2,153,344)	(9,008)	(2,162,352)
Total	3,612,932	74,009	3,686,941
Less: Current portion	(487,113)	(29,386)	(516,499)
Long-term portion of lease obligations	$3,125,819	$44,623	$3,170,442

Lessor Accounting

The following table presents our lease revenue by type of lease:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Lease revenue:
Sales-type lease revenue	$2,984	$2,774	$5,607	$10,415
Operating lease revenue	2,732	10,490	12,216	32,743
Total lease revenue	$5,716	$13,264	$17,823	$43,158

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $28 million and $30 million as of September 30, 2024 and December 31, 2023, respectively.

The following table presents future operating lease payments to be received as of September 30, 2024:

For the Years Ending December 31,	Total
(In thousands)
2024 (remaining three months)	$7,286
2025	8,768
2026	5,978
2027	3,822
2028	847
Thereafter	448
Total lease payments to be received	$27,149

9.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.	Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2024 and December 31, 2023:

		As of
		September 30,2024		December 31, 2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
Current:
2 3/8% Convertible Notes due 2024 (1)	DISH	$—	$—	$951,168	$944,034
5 7/8% Senior Notes due 2024	DDBS	1,982,544	1,978,559	1,982,544	1,872,275
Term Loan due 2025 (2)	DBS SubscriberCo	500,000	500,000	—	—
Long-Term:
0% Convertible Notes due 2025	DISH	1,957,197	1,702,761	1,957,197	1,228,141
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,718,660	2,000,000	1,388,060
5 1/4% Senior Secured Notes due 2026	HSSC	750,000	692,993	750,000	665,678
6 5/8% Senior Notes due 2026	HSSC	750,000	645,390	750,000	591,525
3 3/8% Convertible Notes due 2026	DISH	2,908,799	2,367,035	2,908,801	1,570,753
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,536,875	2,750,000	2,366,073
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,683,750	3,500,000	3,668,980
7 3/8% Senior Notes due 2028	DDBS	1,000,000	729,150	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,200,000	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	981,000	1,500,000	774,600
Term Loan due 2029 (2)	DBS SubscriberCo	1,800,000	1,800,000	—	—
Mandatorily Redeemable Preferred Shares due 2029 (2) (3)	DBS SubscriberCo	200,000	200,000	—	—
Subtotal		24,098,540	21,736,173	22,549,710	17,683,404
Other notes payable		106,794	106,794	160,158	160,158
Unamortized deferred financing costs and other debt discounts, net		(201,795)	—	(69,606)	—
Finance lease obligations (4)		74,009	—	123,658	—
Total long-term debt, finance lease and other obligations (including current portion)		$24,077,548	$21,842,967	$22,763,920	$17,843,562

(1)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(2)	See “New DISH DBS Financing” below for further information.
(3)	Due to the mandatory redemption feature of this instrument, it is considered a debt instrument.
(4)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Recent Transactions

DISH DBS Exchange Offers

On September 30, 2024, we announced DISH DBS, our wholly-owned, indirect subsidiary, commenced offers to exchange (the “DISH DBS Exchange Offers”) any and all of its: (a) 5 1/4% Senior Secured Notes due 2026 (the “Outstanding 2026 DBS Secured Notes”) for an equal principal amount of its new 5 1/4% First Lien Notes due 2026 (the “New 2026 DBS First Lien Notes”), (b) 5 3/4% Senior Secured Notes due 2028 (the “Outstanding 2028 DBS Secured Notes”) for an equal principal amount of its new 5 3/4% First Lien Notes due 2028 (the “New 2028 DBS First Lien Notes”), (c) 7 3/4% Senior Notes due 2026 (the “Outstanding 2026 DBS Notes”) for an equal principal amount of its new 7 3/4% Second Lien Notes due 2026 (the “New 2026 DBS Second Lien Notes”), (d) 7 3/8% Senior Notes due 2028 (the “Outstanding 2028 DBS Notes”) for an equal principal amount of its new 7 3/8% Second Lien Notes due 2028 (the “New 2028 DBS Second Lien Notes”) and (e) 5 1/8% Senior Notes due 2029 (the “Outstanding 2029 DBS Notes” and, together with the Outstanding 2026 DBS Secured Notes, the Outstanding 2028 DBS Secured Notes, the Outstanding 2026 DBS Notes and the Outstanding 2028 DBS Notes, the “Outstanding DBS Notes”) for an equal principal amount of its new 5 1/8% Second Lien Notes due 2029 (the “New 2029 DBS Second Lien Notes” and, together with the New 2026 DBS First Lien Notes, the New 2028 DBS First Lien Notes, the New 2026 DBS Second Lien Notes and the New 2028 DBS Second Lien Notes, the “New DBS Notes”), in each case, pursuant to the terms described in a confidential exchange offering memorandum and consent solicitation statement, dated September 30, 2024 (“Original Exchange Offering Memorandum”). On October 28, 2024, we announced DISH DBS, our wholly-owned, indirect subsidiary, amended certain terms of the DISH DBS Exchange Offers pursuant to the terms described in Supplement No. 1, dated October 28, 2024 (the “Supplement” and together with the Original Exchange Offering Memorandum, the “Exchange Offering Memorandum”).

New DISH DBS Financing

On September 29, 2024 (the “Financing Closing Date”), we and our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), received $2.5 billion in financing from TPG Angelo Gordon and other co-lenders in the form of Term Loans and Mandatorily Redeemable Preferred Shares (each as defined below and together, the “New DISH DBS Financing”). Approximately $2.047 billion in proceeds received from the New DISH DBS Financing are included in “Current restricted cash and cash equivalents” on our Condensed Consolidated Balance Sheets and are required to be used for the redemption, repayment or repurchase of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024. If the DISH DBS Exchange Offer or DIRECTV Transaction fails, the $2.5 billion in New DISH DBS Financing can be redeemed at our election with no prepayment penalty for 180 days.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Term Loans

On the Financing Closing Date, DBS SubscriberCo, Alter Domus (US) LLC, as Administrative Agent, and the lenders party thereto, entered into a Loan and Security Agreement (together with all the exhibits, annexes and schedules thereto, the “Loan and Security Agreement”), pursuant to which, among other things and subject to the terms and conditions set forth therein, the lenders agreed to extend credit to DBS SubscriberCo in an aggregate principal amount of up to $2.3 billion secured by the assets of DBS SubscriberCo, which includes approximately three million DISH TV subscribers and their related subscription and equipment agreements (such transactions, the “Loan Financing”). The Loan Financing consists of the following: (i) initial term loans in an aggregate principal amount of $1.8 billion that mature on June 30, 2029 (the “Term Loan due 2029”), (ii) incremental term loans in an aggregate principal amount of $500 million that are payable in equal monthly installments beginning in January 2025 and mature on September 30, 2025 (the “Term Loan due 2025”) and (iii) an additional amount of incremental term loans (the “Roll-up Incremental Term Loans” and, together with the Term Loan due 2029 and the Term Loan due 2025, the “Term Loans”). The Roll-up Incremental Term Loans may be incurred from time to time, subject to DBS SubscriberCo’s prior approval and pro forma compliance with a leverage ratio set forth in the Loan and Security Agreement, and mature on June 30, 2029.

The Roll-up Incremental Term Loans may be incurred in exchange for Outstanding DBS Notes in an aggregate principal amount equal to: (i) the price at which certain lenders acquire such notes plus (ii)(A) in the case of Outstanding 2028 DBS Notes and Outstanding 2029 DBS Notes, 15% of the difference between the aggregate principal amount of such notes and the purchase price thereof, or (B) in the case of Outstanding 2026 DBS Notes, Outstanding 2026 DBS Secured Notes and Outstanding 2028 DBS Secured Notes, 20% of the difference between the aggregate principal amount of such notes and the purchase price thereof.

Interest on the Term Loans accrues and is payable monthly, generally in cash. The interest rate with respect to the Term Loan due 2029 is (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 10.75% per annum and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until June 30, 2029, 11.25% per annum. The interest rate with respect to the Term Loan Due 2025 is 11.00% per annum. The interest rate with respect to the Roll-up Incremental Term Loans is (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 11.00% per annum and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until the Maturity Date, 11.50% per annum.

The Loan and Security Agreement specifies a priority of payments for funds received by DBS SubscriberCo from subscriber payments and certain other revenue. Specifically, on each Transfer Date, as defined in the Loan and Security Agreement, payments will be made, as applicable, to the Administrative Agent for certain administrative and other fees, to DBS SubscriberCo for reimbursement of certain operating costs, to a subsidiary of DISH Network as Manager under the Loan and Security Agreement and as Servicer for DBS SubscriberCo, and to an account used to collect and remit interest on the Term Loans, preferred distributions with respect to Preferred Membership interests (as defined below) and monthly principal payments on the Term Loan due 2025. After remitting those payments, through September 30, 2025, if DBS SubscriberCo is in compliance with the terms of the Loan and Security Agreement, it will have the ability to accumulate any excess collections, subject to the terms of the Loan and Security Agreement. At its election, any such excess collections can be distributed by DBS SubscriberCo to its parent via an intercompany loan. No later than September 30, 2025, all excess collections will be used to fund the payment of the Term Loans, the Mandatorily Redeemable Preferred Shares and the associated interest and preferred distributions. If DBS SubscriberCo is not in compliance with its covenants, the entity will lose the ability to accumulate any excess collections with those proceeds being utilized to satisfy the debt obligation and associated interest.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Mandatorily Redeemable Preferred Shares Due 2029

On the Financing Closing Date, DBS SubscriberCo, entered into an amended and restated limited liability company agreement (the “SubscriberCo LLCA”), pursuant to which, among other things, DBS SubscriberCo issued to certain investors (the “Preferred Members”) redeemable preferred equity interests (the “Preferred Membership Interests”) with an aggregate liquidation preference of $200 million (the “Mandatorily Redeemable Preferred Shares”). The Mandatorily Redeemable Preferred Shares mature on June 30, 2029. Due to the mandatory redemption feature of this instrument, it is considered a debt instrument and recorded in “Long-term debt, finance lease and other obligations, net of current portion” on our Condensed Consolidated Balance Sheets.

The Preferred Membership Interests have a preferential cumulative return that accumulates daily in arrears at a rate of: (a) from (and including) the Financing Closing Date and until (but excluding) the date that is 12 months thereafter, 13.25% per annum and (b) from (and including) the date that is 12 months after the Financing Closing Date and until June 30, 2029 (or the first business day thereafter), 13.75% per annum, payable in cash monthly and a liquidation preference equal to the issue price plus all accrued and unpaid dividends.

The Preferred Membership Interests are redeemable at DBS SubscriberCo’s option prior to the June 30, 2029 maturity date at a premium as described in the SubscriberCo LLCA. Upon the maturity date, DBS SubscriberCo is required to redeem all of the Preferred Membership Interests issued and outstanding at such time, and upon payment in full of the aggregate liquidation preference, all rights of the Preferred Members will terminate. The Preferred Members also have certain governance and economic rights set forth in the SubscriberCo LLCA.

Convertible Notes

See Note 14 for update and details of the EchoStar Exchange Offers.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH 2021 Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “DISH 2021 Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The DISH 2021 Intercompany Loan matures in two tranches, with the first tranche maturing on December 1, 2026 (the “DISH 2021 Intercompany Loan 2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “DISH 2021 Intercompany Loan 2028 Tranche”). DISH DBS may make additional advances to DISH Network under the DISH 2021 Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the DISH 2021 Intercompany Loan 2026 Tranche.

Interest accrues and is payable semiannually, and interest payments with respect to the DISH 2021 Intercompany Loan are, at our option, payable in kind for the first two years from the issuance date of November 2021. In the third year post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the DISH 2021 Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the DISH 2021 Intercompany Loan 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the DISH 2021 Intercompany Loan 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche.

As of September 30, 2024, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion. During the nine months ended September 30, 2024, interest payments for the DISH 2021 Intercompany Loan paid in cash totaled $107 million.

DISH 2021 Intercompany Loan 2026 Tranche. In January 2024, we completed a series of assignments resulting in the transfer of the receivable in respect to the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion from DISH DBS to EchoStar Intercompany Receivable Company L.L.C., our direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable Company L.L.C. As of September 30, 2024, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion. During the nine months ended September 30, 2024, interest payments for the DISH 2021 Intercompany Loan 2026 Tranche paid in cash totaled $65 million.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The DISH 2021 Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses with such cash proceeds up to the total loan amount outstanding including interest paid in kind. Under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The DISH 2021 Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the DISH 2021 Intercompany Loan and any collateral pledged as security for the DISH 2021 Intercompany Loan.

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

Wireless Spectrum Licenses

Liberty Puerto Rico Asset Sale. On November 5, 2023, our wholly-owned subsidiary DISH Network entered into an Asset Purchase Agreement, License Purchase Agreement and other ancillary transaction agreements with Liberty Latin America (“Liberty”) and its affiliate providing for the sale of certain of our wireless assets in Puerto Rico and the US Virgin Islands (the “Liberty Puerto Rico Asset Sale”). The consideration also includes a right for us to receive preferential international roaming rates within Liberty’s footprint at a reduced rate for a 10 year period. The Liberty Puerto Rico Asset Sale was approved by the FCC and DOJ and closed in the third quarter of 2024. We will receive payments totaling $251 million, including working capital adjustments, over a three year period, including a $95 million upfront payment, which we received in September 2024. We expect to receive the remaining amounts annually over the next three years.

The Liberty Puerto Rico Asset Sale contains a “clawback” provision under which we retained the ability to “clawback” certain wireless licenses. Due to this “clawback” provision and the associated accounting requirements, we will not derecognize the impacted wireless licenses until the associated contingencies have been resolved.

As of September 30, 2024, the contingent liability associated with the “clawback” provision was $64 million and was recorded in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. The difference between our net carrying value of the assets sold to their fair value resulted in a $50 million gain which was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date

	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	701,803		December 31, 2024 (3)	June 14, 2025 (5)	June 2033
AWS-4 Licenses (2)	1,928,688		December 31, 2024 (3)	June 14, 2025 (5)	June 2033
H Block Licenses (2)	1,671,506		December 31, 2024 (3)	June 14, 2025 (6)	June 2033
600 MHz Licenses	6,192,575		December 31, 2024 (4)	June 14, 2025 (7)	June 2029
MVDDS Licenses (1)	24,000				July, August, September 2034
LMDS Licenses (1)	—				September 2028
28 GHz Licenses	2,883			October 2, 2029 (8)	October 2029
24 GHz Licenses	11,772			December 11, 2029 (8)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,392			June 4, 2030 (8)	June 2030
3550-3650 MHz Licenses	912,200			March 12, 2031 (8)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (8)		July 23, 2033 (8)	July 2036
3.45–3.55 GHz Licenses	7,329,093	May 4, 2026 (9)		May 4, 2030 (9)	May 2037
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (2)	972				March 2026
AWS-3	9,829,287		December 31, 2024 (10)	October 2025 (11)	October 2025 (11)
Subtotal	29,487,549

Capitalized Interest (12)	9,214,754
Total as of September 30, 2024	$38,702,303

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	For certain of these license areas, we must offer 5G broadband service to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and for certain other licenses we must offer 5G broadband service to at least 80% of the population in each Economic Area by this date. These licenses are set forth in Appendices A and D of our September 2024 FCC extension request.
(4)	For certain of these license areas, we must offer 5G broadband service to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and for certain other licenses we must offer 5G broadband service to at least 80% of the population in each Partial Economic Area by this date. These licenses are set forth in Appendices B and E of our September 2024 FCC extension request.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(5)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of our September 2024 FCC extension request, if, by December 31, 2024, we satisfy the accelerated buildout obligations described in footnotes 3, 4 and 11 herein, the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. The final deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we are offering 5G broadband service to at least 80% of the U.S. population and, as of June 14, 2025 (as defined in our September 2024 FCC extension request): (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of our September 2024 FCC extension request.
(6)	For the H-Block licenses set forth in Appendix G-1 of our September 2024 FCC extension request, if, by December 31, 2024, we satisfy the accelerated buildout obligations described in footnotes 3, 4 and 11 herein, the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. The final deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we are offering 5G broadband service to at least 80% of the U.S. population and, as of June 14, 2025 (as defined in our September 2024 FCC extension request): (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of our September 2024 FCC extension request.
(7)	For the 600 MHz licenses set forth in Appendix G-2 of our September 2024 FCC extension request, if, by December 31, 2024, we satisfy the accelerated buildout obligations described in footnotes 3, 4 and 11 herein, the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. The final deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we are offering 5G broadband service to at least 80% of the U.S. population and, as of June 14, 2025 (as defined in our September 2024 FCC extension request): (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of our September 2024 FCC extension request.
(8)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(9)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.
(10)	For certain of these license areas, we must provide reliable signal coverage and offer service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date. These accelerated licenses are set forth in Appendices C and F of our September 2024 FCC extension request.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(11)	For the AWS-3 licenses set forth in Appendix G-3 of our September 2024 FCC extension request, if, by December 31, 2024, we satisfy the accelerated buildout obligations described in footnotes 3, 4 and 11 herein, the final deadline for us to offer 5G broadband service to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026. The final deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we are offering 5G broadband service to at least 80% of the U.S. population and, as of June 14, 2025 (as defined in our September 2024 FCC extension request): (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of our September 2024 FCC extension request.
(12)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and the first nine months of 2024. See Note 2 for further information.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our licenses based on several commitments, described above.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and briefing should be completed by November 27, 2024.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against our wholly-owned subsidiary DISH Network in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints. On September 27, 2024, the Court granted DISH Network’s motion to dismiss the First Amended Consolidated Class Action Complaint as to eight of the eleven named plaintiffs and as to certain causes of action. On October 29, 2024, the Plaintiffs filed the operative Second Amended Consolidated Class Action Complaint, which deletes the allegations as to the dismissed plaintiffs and causes of action, leaving three named plaintiffs and causes of action for negligence, negligence per se, breach of implied contract, and declaratory judgment.

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

Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against our wholly-owned subsidiary DISH Network, its Board of Directors, and its Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On March 1, 2024, by stipulation, the plaintiffs dismissed their claims against the Board of Directors and the Retirement Plan Committee, leaving DISH Network as the sole defendant. On April 30, 2024, pursuant to the parties’ stipulation, the Court certified the proposed plaintiff class. On October 30, 2024, pursuant to the parties’ stipulation, the Court stayed the litigation pending a mediation.

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of September 30, 2024, the gross amount of fees, penalties and interest owed was approximately $92 million with $54 million remaining outstanding as a result of historical payments.

Pursuant to the Contribution and Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 3, 2004 between The DirecTV Group, Inc. (“DirecTV”) and certain other entities relating to DirecTV’s spinoff of certain of its subsidiaries, including HCIPL, DirecTV undertook to indemnify HCIPL for certain pre-closing tax liabilities. On March 27, 2020, HCIPL filed an indemnification complaint against DirecTV in the United States District Court for the Southern District of New York, seeking to recover certain license fees, penalties and interest owed to the Indian government as a result of the aforementioned proceedings. On November 16, 2021, the New York court granted summary judgment in favor of DirecTV, but on June 22, 2023, the United States Court of Appeals for the Second Circuit reversed, holding that, under the Purchase Agreement, HCIPL is entitled to indemnification from DirecTV. The Second Circuit remanded the case back to the trial court to determine the amount of indemnification owed. The parties have reached a conditional agreement to settle the matter, and, on October 3, 2024, at the parties’ request, the Court stayed the case pending the determination of those conditions.

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

Quantum Technology Innovations LLC

On June 5, 2024, Quantum Technology Innovations, LLC filed a complaint in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiary DISH Network alleging infringement of United States Patent No. 7,650,376, entitled “Content Distribution System for Distributing Content Over a Network, with Particular Applicability to Distributing High-Bandwidth Content.” The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On August 8, 2024, Quantum Technology Innovations dismissed its complaint without prejudice. This matter is now concluded.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On October 23, 2024, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a petition with the United States Court of Appeals for the Federal Circuit seeking rehearing en banc.

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against our wholly-owned subsidiary DISH Network in the United States District Court for the Western District of Texas. The complaint alleges that DISH Network infringes U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against DISH Network transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to DISH Network. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. but that decision remains subject to a potential appeal.

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

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On January 18, 2023, they filed another petition requesting ex parte reexamination of the validity of the four additional asserted claims of the 213 patent, and reexamination was ordered on April 17, 2023. On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the claim challenged in our first petition. On October 17, 2024, the Court ordered that the stay of the case, which had been entered for the pendency of the petitions before the United States Patent and Trademark Office, would remain in place pending the outcome of Sound View’s appeal in a parallel action against Hulu.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

State of Illinois ex rel. Rodriguez

In March 2020, two private “relators” filed this case in the Circuit Court of Cook County Illinois, County Department, Law Division, under the Illinois False Claims Act against DISH Wireless, Sprint and more than 60 Boost Mobile retailers in Illinois. The defendants only became aware of the lawsuit after it was unsealed in March 2022. The operative Second Amended Complaint alleges that the retailer defendants should have collected sales tax under the Retailers’ Occupation Tax Act on any amounts that Sprint or DISH Network rebated them to facilitate handset price discounts to Illinois consumers (“Prepaid Phone Rebates”) and on any phone activation fees the retailers charged to customers (“Device Setup Charges”). It further alleges that DISH Wireless and Sprint are liable for the alleged violations arising from the Device Setup Charges because of the way they allegedly managed the point-of-sale system that the retailer defendants used. The Plaintiffs seek to recover triple the amount of allegedly unpaid taxes, fines for each alleged violation, and attorneys’ fees and costs. On June 13, 2023, the Court denied the defendants’ motions to dismiss the complaint, but on January 2, 2024, it granted reconsideration and dismissed the complaint as to DISH Wireless and Sprint, with leave to amend. The Plaintiffs filed a Third Amended Complaint on February 2, 2024. On September 20, 2024, the Court granted DISH Wireless’s and Sprint’s motion to dismiss the Third Amended Complaint, without further leave to amend.

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent, but on July 27, 2023 and October 11, 2023, respectively, the United States Patent and Trademark Office confirmed the challenged claims of the 243 patent and the 158 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages.

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

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. Uniloc filed a notice of appeal of that revised final written decision to the United States Court of Appeals for the Federal Circuit, and on September 4, 2024, that court affirmed the United States Patent and Trademark Office’s invalidity finding.

On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition). Uniloc did not appeal those decisions. Thus, the sole remaining asserted patent is the 118 patent.

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

The total assets, revenue and operating income, and purchases of property and equipment, net of refunds, (including capitalized interest related to Regulatory authorizations) by segment were as follows:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Assets:
Pay-TV (1)	$53,387,378	$49,437,958
Retail Wireless	600,618	777,957
5G Network Deployment (2)	47,749,117	46,793,378
Broadband and Satellite Services	3,884,061	5,811,553
Eliminations (2)	(48,073,797)	(45,711,952)
Total assets	$57,547,377	$57,108,894
(1)	The increase primarily resulted from the New DISH DBS Financing issuance of $2.5 billion. See Note 9 for further information.
(2)	The increase primarily resulted from intercompany advances for capital expenditures related to our 5G Network Deployment.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Revenue:
Pay-TV	$2,618,031	$2,807,101	$8,020,893	$8,754,372
Retail Wireless	895,949	890,980	2,693,330	2,794,087
5G Network Deployment	43,227	29,916	108,245	67,902
Broadband and Satellite Services	386,709	413,073	1,163,306	1,305,779
Eliminations	(52,932)	(32,196)	(127,196)	(69,138)
Total revenue	$3,890,984	$4,108,874	$11,858,578	$12,853,002

Operating income (loss):
Pay-TV	$588,501	$589,465	$1,926,361	$1,985,490
Retail Wireless	(113,792)	(168,166)	(309,571)	(298,872)
5G Network Deployment	(600,270)	(463,105)	(1,749,961)	(1,198,667)
Broadband and Satellite Services	(36,116)	9,991	(110,256)	81,543
Eliminations	910	466	2,047	4,724
Total operating income (loss)	$(160,767)	$(31,349)	$(241,380)	$574,218

Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)
Pay-TV	$53,357	$64,331	$165,275	$167,524
5G Network Deployment	396,596	852,169	1,506,237	2,907,102
Broadband and Satellite Services	44,913	79,164	172,083	172,251
Total purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$494,866	$995,664	$1,843,595	$3,246,877

The revenue from customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2024	2023	2024	2023

	(In thousands)
Pay-TV subscriber and related revenue	$2,602,176	$2,776,950	$7,961,736	$8,592,126
Retail wireless services and related revenue	778,737	814,267	2,368,138	2,535,296
Broadband and satellite services and other revenue	294,703	356,299	914,350	1,099,049
Pay-TV equipment sales and other revenue	15,855	30,151	59,157	162,246
Retail wireless equipment sales and other revenue	117,212	76,713	325,192	258,791
5G network deployment equipment sales and other revenue (1)	43,227	29,916	108,245	67,902
Broadband equipment and other revenue	92,006	56,774	248,956	206,730
Eliminations (1)	(52,932)	(32,196)	(127,196)	(69,138)
Total	$3,890,984	$4,108,874	$11,858,578	$12,853,002

(1)	“5G network deployment equipment sales and other revenue” includes intercompany revenue.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of September 30, 2024 were as follows:

For the Nine Months Ended
September 30,
2024
(In thousands)
Balance at beginning of period	$74,390
Current period provision for expected credit losses	86,167
Write-offs charged against allowance	(77,867)
Acquisitions	—
Foreign currency translation	(263)
Balance at end of period	$82,427

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

The following table summarizes our contract asset balances:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Contract assets	$98,299	$66,103

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Contract liabilities	$637,168	$710,456

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $658 million.

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

Broadband and Satellite Services Segment

As of September 30, 2024, the remaining performance obligations for our customer contracts was approximately $1.426 billion, compared to $1.740 billion as of December 31, 2023, a decrease of $314 million. This decrease primarily resulted from the evaluation of the credit worthiness of the portfolio and modifying certain long-term agreements. Performance obligations expected to be satisfied within one year and greater than one year are 31% and 69%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$307,345	$428,134	$352,114	$460,876
Additions	67,086	78,556	202,328	268,094
Amortization expense	(75,438)	(106,176)	(254,541)	(329,462)
Foreign currency translation	43	(325)	(865)	681
Balance at end of period	$299,036	$400,189	$299,036	$400,189

13.Related Party Transactions

Sale of Assets to CONX

On March 10, 2024, CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) (“CONX”), a special purpose acquisition company, and EchoStar Real Estate Holding L.L.C. (“Seller”), our subsidiary, entered into a definitive purchase and sale agreement (the “Purchase Agreement”), which provides for CONX’s purchase from the Seller of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million, net of deferred tax. The transaction closed May 1, 2024. The difference between our net carrying value of the assets sold and the purchase price was $3 million recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of September 30, 2024.

Concurrently with the transaction closing on May 1, 2024 we entered into an agreement to lease back the property from CONX for an initial 10 year term. During the three and nine months ended September 30, 2024, we recorded less than $1 million and $1 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended	For the Nine Months Ended

	September 30, 2024
	(In thousands)
Purchases:
Purchases from Hughes Systique	$4,236	$13,211

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$1,385	$1,704

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NagraStar L.L.C.

We own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,596	$8,972	$24,723	$28,012

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$5,095	$9,821
Commitments to NagraStar	$1,798	$1,727

14.Subsequent Events

Transaction Support Agreement

On September 30, 2024, we entered into a binding transaction support agreement (the “Transaction Support Agreement”) with certain eligible holders of the aggregate principal amount outstanding of our subsidiary DISH Network’s 0% Convertible Notes due 2025 (the “DISH Network 2025 Notes”) and 3 3/8% Convertible Notes due 2026 (the “DISH Network 2026 Notes” and, together with the DISH Network 2025 Notes, the “Existing DISH Convertible Notes”), collectively representing over 90% of the aggregate principal amount outstanding of the Existing DISH Convertible Notes as of October 10, 2024, such eligible holders, (the “Consenting Creditors” and, together with us and our subsidiaries party to the Transaction Support Agreement , the “TSA Parties”). Pursuant to the Transaction Support Agreement, we agreed to conduct exchange offers to all holders of Existing DISH Convertible Notes (the “EchoStar Exchange Offers”), and the Consenting Creditors have agreed to tender their Existing DISH Convertible Notes in the EchoStar Exchange Offers, detailed below.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Commitment Agreement

Concurrently with execution of the Transaction Support Agreement, we entered into a commitment agreement (the “Commitment Agreement”) with certain of the Consenting Creditors and certain related party affiliates (collectively, the “Commitment Parties”) whereby the Commitment Parties agreed to commit to purchase, and/or backstop the purchase by certain members of the Commitment Parties and other Consenting Creditors of an aggregate amount of $5.356 billion (including $156 million issuable in kind as discounts and commitment and/or backstop premiums) of our new 10 3/4% Senior Secured Notes due 2029 to be issued concurrently with the issuance of the EchoStar Notes, defined below. One of the Commitment Parties is a related party of Charles W. Ergen, our chairman. Such party agreed to commit to purchase and/or backstop an aggregate of $100 million of our new 10 3/4% Senior Secured Notes due 2029. Subsequently, such party assigned $5 million of such $100 million commitment to Hamid Akhavan, EchoStar’s President and Chief Executive Officer.

With the expiration of the EchoStar Exchange Offers on November 8, 2024, the $5.356 billion (including $156 million issuable in kind as discounts and commitment and/or backstop premiums) of our new 10 3/4% Senior Secured Notes due 2029 will be issued and settlement will occur on November 12, 2024.

In addition, concurrently with the issuance of the EchoStar Notes, defined below, we will issue $30 million in aggregate principal amount of EchoStar Convertible Notes, defined below, for cash in a separate offering to certain of the Consenting Creditors. Such additional EchoStar Convertible Notes will be issued under the applicable EchoStar indenture governing the EchoStar Convertible Notes.

EchoStar Exchange Offers

On October 10, 2024, we commenced the EchoStar Exchange Offers to exchange the Existing DISH Convertible Notes with an aggregate principal amount of $4.866 billion for up to $2.381 billion aggregate principal amount of 6 3/4% Senior Secured Notes due 2030 (the "EchoStar Exchange Notes") and up to $1.950 billion aggregate principal amount of 3 7/8% Convertible Secured Notes due 2030 (the "EchoStar Convertible Notes" and together with the EchoStar Exchange Notes, the "EchoStar Notes") with an aggregate principal amount of $4.331 billion to be issued by us pursuant to the terms described in a prospectus and consent solicitation statement, dated October 10, 2024  as amended (the " Exchange Offer Prospectus").

On November 8, 2024, upon the expiration of the EchoStar Exchange Offers, $1.819 billion aggregate principal amount, or approximately 92.9%, of the DISH Network 2025 Notes and $2.863 billion aggregate principal amount, or approximately 98.5%, of the DISH Network 2026 Notes, together $4.682 billion total aggregate principal amount of the Existing DISH Convertible Notes, had been validly tendered for exchange.

All of the Existing DISH Convertible Notes validly tendered will be exchanged for $2.288 billion aggregate principal amount of EchoStar Exchange Notes and $1.876 billion aggregate principal amount of EchoStar Convertible Notes, together $4.164 billion total aggregate principal amount of the EchoStar Notes, and settlement will occur on November 12, 2024.

A total of $138 million aggregate principal amount of DISH Network 2025 Notes and $45 million aggregate principal amount of DISH Network 2026 Notes will remain outstanding following the consummation of the EchoStar Exchange Offers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The EchoStar Notes and new 10 3/4% Senior Secured Notes due 2029 will be guaranteed by certain of EchoStar’s subsidiaries, and such guarantees will be secured equally and ratably with certain other secured indebtedness on a first-priority basis, subject to permitted liens, certain exceptions, and the first lien intercreditor agreement, by: (i) a lien on all licenses, authorizations and permits issued from time to time by the FCC for use of the AWS-3 Licenses and for the use of the AWS-4 License (the “Spectrum Assets”) held by certain of our subsidiaries that, on or after the date of issuance of the EchoStar Notes, hold any Spectrum Assets (each, a “Spectrum Assets Guarantor”); (ii) the proceeds of any Spectrum Assets sale; (iii) the Spectrum Assets can be substituted for other wireless licenses (valued by third party) of similar value; and (iv) a lien on the equity interests held by an entity that directly owns any equity interests in any Spectrum Assets Guarantor. The EchoStar Notes will not have recourse to any assets of any other subsidiary of EchoStar other than as set forth above.

Subscription Agreements

On September 30, 2024, we entered into subscription agreements with certain accredited investors including CONX (the “PIPE Investors” and the subscription agreements, the “Subscription Agreements”), pursuant to which the PIPE Investors have agreed to purchase an aggregate of 14.265 million shares (the “PIPE Shares”) of our Class A Common Stock at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the CONX Subscription Agreement represents an agreement to purchase from us an aggregate of 1.551 million shares of our Class A Common Stock for an aggregate cash purchase price of approximately $43.5 million. The PIPE Investment is conditioned on and expected to close concurrently with the closing of the EchoStar Notes and new 10 3/4% Senior Secured Notes due 2029, subject to the terms and conditions set forth in the Subscription Agreements. With the expiration and closing of the EchoStar Exchange Offers on November 8, 2024, discussed above, the PIPE Shares will be issued and settlement will occur on November 12, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Recent Developments

DIRECTV Transaction

On September 29, 2024, we and DIRECTV Holdings, LLC (“DTV”), entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from us all of the issued and outstanding equity interests of DISH DBS Corporation (“DISH DBS”), which operates our Pay-TV business (the “Business” and such acquisition of the Business the “DIRECTV Transaction”). Prior to the closing of the DIRECTV Transaction (the “DIRECTV Closing”), we will complete the Pre-Closing Restructuring, as defined in the Purchase Agreement, and the Pre-Closing Reorganization, as defined in the Purchase Agreement, following which, among other things, DISH DBS will hold all of the properties, rights, assets and liabilities primarily related to the Business, except for certain excluded assets and excluded liabilities. Completion of the DIRECTV Transaction is conditional upon, among other things, the success of the DISH DBS Exchange Offers, as detailed and defined in Note 9 in the Notes to our Condensed Consolidated Financial Statements.

During the period between signing of the Purchase Agreement and the DIRECTV Closing, DISH DBS and its subsidiaries are not permitted to declare or pay dividends or otherwise cause or permit any leakage (which includes, among other things, cash payments and certain other value transfers by DISH DBS and its subsidiaries, on the one hand, to us or certain other related persons, on the other hand), other than: (i) certain permitted cash transfers prior to September 30, 2025 in an aggregate amount not to exceed the permitted cash transfer cap set forth in the Purchase Agreement, and (ii) certain permitted tax sharing payments, in each case, on terms and conditions as set forth in the Purchase Agreement. The permitted cash transfer cap is initially equal to $1.52 billion, calculated in accordance with the Purchase Agreement, (“Permitted Transfer Cap”) and is subject to certain adjustments set forth in the Purchase Agreement, including transaction expenses and certain accrued interest adjustments and adjustments tied to certain key performance indicators.

As set forth in the Reorganization Plan, immediately prior to the DIRECTV Closing, DISH DBS will distribute the DISH 2021 Intercompany Loan 2028 Tranche (see Note 9 in the Notes to our Condensed Consolidated Financial Statements) to our seller subsidiary. At the DIRECTV Closing, our seller subsidiary will sell and transfer to DTV all of the issued and outstanding equity interests of DISH DBS in exchange for a total cash purchase price of $1.00 plus the assumption of net debt of DISH DBS and its subsidiaries that is outstanding as of the DIRECTV Closing. Additionally, effective with the DIRECTV Closing, certain other intercompany amounts between DISH DBS and us (in addition to the DISH 2021 Intercompany Loan 2028 Tranche) will be subject to cancellation.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

As of September 30, 2024, the balance of the DISH DBS intercompany receivables for the DISH 2021 Intercompany Loan 2028 Tranche and other intercompany amounts totaled $4.606 billion, not including Permitted Transfer Cap receivables of up to $1.52 billion and certain other amounts of residual capital remaining based on performance. Upon the completion of the DIRECTV Transaction, DISH DBS will become a direct and wholly-owned subsidiary of DTV. The DIRECTV Transaction is subject to a number of terms and conditions set forth in the Purchase Agreement. The completion of the DIRECTV Transaction is subject to the satisfaction or waiver of customary closing conditions, including, but not limited to, government approval.

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

On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our licenses based on several commitments, as detailed in Note 10 in the Notes to our Condensed Consolidated Financial Statements.

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

Economic Environment

During 2023 and the first nine months of 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Broadband subscribers. Subscribers include customers that subscribe to our HughesNet service, through retail, wholesale and small/medium enterprise service channels. Our Broadband subscriber count also includes ACP subscribers, as defined above.

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

Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,618,031	$2,807,101	$(189,070)	(6.7)
Retail Wireless	895,949	890,980	4,969	0.6
5G Network Deployment	43,227	29,916	13,311	44.5
Broadband and Satellite Services	386,709	413,073	(26,364)	(6.4)
Eliminations	(52,932)	(32,196)	(20,736)	(64.4)
Total revenue	$3,890,984	$4,108,874	$(217,890)	(5.3)

Operating income (loss):
Pay-TV	$588,501	$589,465	$(964)	(0.2)
Retail Wireless	(113,792)	(168,166)	54,374	32.3
5G Network Deployment	(600,270)	(463,105)	(137,165)	(29.6)
Broadband and Satellite Services	(36,116)	9,991	(46,107)	*
Eliminations	910	466	444	95.3
Total operating income (loss)	$(160,767)	$(31,349)	$(129,418)	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.891 billion for the three months ended September 30, 2024, a decrease of $218 million or 5.3% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV and Broadband and Satellite Services segments.

Total operating income (loss). Our consolidated operating loss totaled $161 million for the three months ended September 30, 2024, an increase in operating loss of $129 million compared to the same period in 2023. This change primarily resulted from an increase in operating loss from our 5G Network Deployment segment and an operating loss for the three months ended September 30, 2024 compared to operating income during the same period in 2023 from our Broadband and Satellite Services segment, partially offset by a decrease in operating loss from our Retail Wireless segment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$8,020,893	$8,754,372	$(733,479)	(8.4)
Retail wireless	2,693,330	2,794,087	(100,757)	(3.6)
5G network deployment	108,245	67,902	40,343	59.4
Broadband and satellite services	1,163,306	1,305,779	(142,473)	(10.9)
Eliminations	(127,196)	(69,138)	(58,058)	(84.0)
Total revenue	$11,858,578	$12,853,002	$(994,424)	(7.7)

Operating income (loss):
Pay-TV	$1,926,361	$1,985,490	$(59,129)	(3.0)
Retail wireless	(309,571)	(298,872)	(10,699)	(3.6)
5G network deployment	(1,749,961)	(1,198,667)	(551,294)	(46.0)
Broadband and satellite services	(110,256)	81,543	(191,799)	*
Eliminations	2,047	4,724	(2,677)	(56.7)
Total operating income (loss)	$(241,380)	$574,218	$(815,598)	*

*	Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $11.859 billion for the nine months ended September 30, 2024, a decrease of $994 million or 7.7% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV, Broadband and Satellite Services and Retail Wireless segments.

Total operating income (loss). Our consolidated operating loss totaled $241 million for the nine months ended September 30, 2024, compared to operating income of $574 million during the same period in 2023. This change primarily resulted from an increase in operating loss from our 5G Network Deployment and Retail Wireless segments, a decrease in operating income from our Pay-TV segment, and an operating loss for the nine months ended September 30, 2024 compared to operating income during the same period in 2023 from our Broadband and Satellite Services segment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of September 30, 2024, we had 8.031 million Pay-TV subscribers in the United States, including 5.888 million DISH TV subscribers and 2.143 million SLING TV subscribers.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,602,176	$2,776,950	$(174,774)	(6.3)
Equipment sales and other revenue	15,855	30,151	(14,296)	(47.4)
Total revenue	2,618,031	2,807,101	(189,070)	(6.7)

Costs and expenses:
Cost of services	1,639,005	1,715,873	(76,868)	(4.5)
% of Service revenue	63.0%	61.8%
Cost of sales - equipment and other	19,243	30,027	(10,784)	(35.9)
Selling, general and administrative expenses	283,780	385,636	(101,856)	(26.4)
% of Total revenue	10.8%	13.7%
Depreciation and amortization	87,502	86,100	1,402	1.6
Total costs and expenses	2,029,530	2,217,636	(188,106)	(8.5)

Operating income (loss)	$588,501	$589,465	$(964)	(0.2)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.031	8.840	(0.809)	(9.2)
DISH TV subscribers, as of period end (in millions)	5.888	6.720	(0.832)	(12.4)
SLING TV subscribers, as of period end (in millions)	2.143	2.120	0.023	1.1
Pay-TV subscriber additions (losses), net (in millions)	(0.043)	(0.064)	0.021	32.8
DISH TV subscriber additions (losses), net (in millions)	(0.188)	(0.181)	(0.007)	(3.9)
SLING TV subscriber additions (losses), net (in millions)	0.145	0.117	0.028	23.9
Pay-TV ARPU	$108.88	$105.25	$3.63	3.4
DISH TV subscriber additions, gross (in millions)	0.075	0.142	(0.067)	(47.2)
DISH TV churn rate	1.47%	1.58%	(0.11)%	(7.0)
DISH TV SAC	$985	$1,065	$(80)	(7.5)
Purchases of property and equipment, net of refunds (1)	$53,357	$64,331	$(10,974)	(17.1)
OIBDA	$676,003	$675,565	$438	0.1
*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended September 30, 2024 and 2023 of $29 million and $27 million, respectively.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 188,000 net DISH TV subscribers during the three months ended September 30, 2024 compared to the loss of approximately 181,000 net DISH TV subscribers during the same period in 2023. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, partially offset by a lower DISH TV churn rate.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We added approximately 145,000 net SLING TV subscribers during the three months ended September 30, 2024 compared to the addition of approximately 117,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to higher SLING TV subscriber activations and lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended September 30, 2024, we activated approximately 75,000 gross new DISH TV subscribers compared to approximately 142,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 47.2%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2024 was 1.47% compared to 1.58% for the same period in 2023. Our DISH TV churn rate for the three months ended September 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.602 billion for the three months ended September 30, 2024, a decrease of $175 million or 6.3% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV ARPU. Pay-TV ARPU was $108.88 during the three months ended September 30, 2024 versus $105.25 during the same period in 2023. The $3.63 or 3.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $1.639 billion during the three months ended September 30, 2024, a decrease of $77 million or 4.5% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended September 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 63.0% and 61.8% of “Service revenue” during the three months ended September 30, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $284 million during the three months ended September 30, 2024, a $102 million or 26.4% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs. In addition, the three months ended September 30, 2023 was negatively impacted by Merger related costs.

DISH TV SAC. DISH TV SAC was $985 during the three months ended September 30, 2024 compared to $1,065 during the same period in 2023, a decrease of $80 or 7.5%. This change was primarily attributable to a decrease in advertising costs per subscriber and a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended September 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $6 million and $16 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$7,961,736	$8,592,126	$(630,390)	(7.3)
Equipment sales and other revenue	59,157	162,246	(103,089)	(63.5)
Total revenue	8,020,893	8,754,372	(733,479)	(8.4)

Costs and expenses:
Cost of services	4,942,133	5,298,196	(356,063)	(6.7)
% of Service revenue	62.1%	61.7%
Cost of sales - equipment and other	54,072	75,800	(21,728)	(28.7)
Selling, general and administrative expenses	840,174	1,108,738	(268,564)	(24.2)
% of Total revenue	10.5%	12.7%
Depreciation and amortization	258,153	286,148	(27,995)	(9.8)
Total costs and expenses	6,094,532	6,768,882	(674,350)	(10.0)

Operating income (loss)	$1,926,361	$1,985,490	$(59,129)	(3.0)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.031	8.840	(0.809)	(9.2)
DISH TV subscribers, as of period end (in millions)	5.888	6.720	(0.832)	(12.4)
SLING TV subscribers, as of period end (in millions)	2.143	2.120	0.023	1.1
Pay-TV subscriber additions (losses), net (in millions)	(0.495)	(0.910)	0.415	45.6
DISH TV subscriber additions (losses), net (in millions)	(0.583)	(0.696)	0.113	16.2
SLING TV subscriber additions (losses), net (in millions)	0.088	(0.214)	0.302	*
Pay-TV ARPU	$108.21	$103.98	$4.23	4.1
DISH TV subscriber additions, gross (in millions)	0.230	0.375	(0.145)	(38.7)
DISH TV churn rate	1.46%	1.69%	(0.23)%	(13.6)
DISH TV SAC	$993	$1,095	$(102)	(9.3)
Purchases of property and equipment, net of refunds	$165,275	$167,524	$(2,249)	(1.3)
OIBDA	$2,184,514	$2,271,638	$(87,124)	(3.8)
*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the nine months ended September 30, 2024 and 2023 of $94 million and $68 million, respectively.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 583,000 net DISH TV subscribers during the nine months ended September 30, 2024 compared to the loss of approximately 696,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We added approximately 88,000 net SLING TV subscribers during the nine months ended September 30, 2024 compared to the loss of approximately 214,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the nine months ended September 30, 2024, we activated approximately 230,000 gross new DISH TV subscribers compared to approximately 375,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 38.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2024 was 1.46% compared to 1.69% for the same period in 2023. Our DISH TV churn rate for the nine months ended September 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts. In addition, our DISH TV churn rate for the nine months ended September 30, 2023 was briefly elevated due to the cyber-security incident in the first quarter of 2023.

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

Service revenue. “Service revenue” totaled $7.962 billion for the nine months ended September 30, 2024, a decrease of $630 million or 7.3% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $59 million for the nine months ended September 30, 2024, a decrease of $103 million compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the second quarter of 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV ARPU. Pay-TV ARPU was $108.21 during the nine months ended September 30, 2024 versus $103.98 during the same period in 2023. The $4.23 or 4.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $4.942 billion during the nine months ended September 30, 2024, a decrease of $356 million or 6.7% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the nine months ended September 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the nine months ended September 30, 2023 were negatively impacted by approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 62.1% and 61.7% of “Service revenue” during the nine months ended September 30, 2024 and 2023, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $840 million during the nine months ended September 30, 2024, a $269 million or 24.2% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs. In addition, the nine months ended September 30, 2023 was negatively impacted by Merger related costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $258 million during the nine months ended September 30, 2024, a $28 million or 9.8% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

DISH TV SAC. DISH TV SAC was $993 during the nine months ended September 30, 2024 compared to $1,095 during the same period in 2023, a decrease of $102 or 9.3%. This change was primarily attributable to a decrease in advertising costs per subscriber and a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the nine months ended September 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $19 million and $43 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Retail Wireless Segment

We offer nationwide prepaid and postpaid Retail Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for certain device financing arrangements.

Boost Mobile postpaid. During 2023, we launched our nationwide expansion of our Boost Mobile postpaid wireless service. At the end of the third quarter of 2023, we began offering premium wireless devices, including Apple products. We currently offer a broad range of premium wireless devices on our 5G Network.

We are currently operating our Retail Wireless segment primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning our Retail Wireless segment to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We have deployed 5G VoNR covering over 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively.

As of September 30, 2024 we had 6.984 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text, and device financing arrangements for certain qualified subscribers.

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

ACP Subscribers. A portion of our Wireless subscriber base and revenue is comprised of subscribers who received benefits under ACP through May 2024. Households enrolled in the ACP program continued to receive the benefit on their service through April 2024. In May 2024, households received a partial benefit and on June 1, 2024 the ACP program funding concluded and households no longer received their benefit. Although we implemented plans to retain and/or migrate these subscribers to lower priced service plans, these subscribers began deactivating in the second and third quarter of 2024. As of September 30, 2024, we had approximately 33,000 Wireless ACP subscribers, and if we are unsuccessful in retaining and/or migrating the remaining subscribers, they will deactivate in the fourth quarter of 2024.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Retail Wireless Segment

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$778,737	$814,267	$(35,530)	(4.4)
Equipment sales and other revenue	117,212	76,713	40,499	52.8
Total revenue	895,949	890,980	4,969	0.6

Costs and expenses:
Cost of services	469,292	525,130	(55,838)	(10.6)
% of Service revenue	60.3%	64.5%
Cost of sales - equipment and other	300,322	279,914	20,408	7.3
Selling, general and administrative expenses	217,090	191,553	25,537	13.3
% of Total revenue	24.2%	21.5%
Depreciation and amortization	23,037	62,549	(39,512)	(63.2)
Total costs and expenses	1,009,741	1,059,146	(49,405)	(4.7)

Operating income (loss)	$(113,792)	$(168,166)	$54,374	32.3

Other data:
Wireless subscribers, as of period end (in millions)	6.984	7.500	(0.516)	(6.9)
Wireless subscriber additions, gross (in millions)	0.642	0.638	0.004	0.6
Wireless subscriber additions (losses), net (in millions) **	(0.297)	(0.225)	(0.072)	(32.0)
Wireless ARPU	$36.27	$35.74	$0.53	1.5
Wireless churn rate	2.99%	4.21%	(1.22)%	(29.0)
OIBDA	$(90,755)	$(105,617)	$14,862	14.1
*	Percentage is not meaningful.
**	Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 297,000 net Wireless subscribers during the three months ended September 30, 2024 compared to the loss of approximately 225,000 net Wireless subscribers during the same period in 2023. This increase in net Wireless subscriber losses primarily resulted from net losses of Government subsidized subscribers during the three months ended September 30, 2024 compared to net additions of Government subsidized subscribers during the same period in 2023, primarily due to the ACP program funding concluding on June 1, 2024. See “Retail Wireless Segment – ACP Subscribers” for further information. Excluding the impact of net losses of Government subsidized subscribers, we added approximately 62,000 net Wireless subscribers during the three months ended September 30, 2024. In addition, the three months ended September 30, 2024 was positively impacted by a lower Wireless churn rate and higher gross new Wireless subscriber activations compared to the same period in 2023.

Wireless subscribers, gross. During the three months ended September 30, 2024, we activated approximately 642,000 gross new Wireless subscribers compared to approximately 638,000 gross new Wireless subscribers during the same period in 2023, an increase of 0.6%. Our gross new Wireless subscriber activations continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended September 30, 2024 was 2.99% compared to 4.21% for the same period in 2023. Our Wireless churn rate for the three months ended September 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $779 million for the three months ended September 30, 2024, a decrease of $36 million or 4.4% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base, partially offset by an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.27 during the three months ended September 30, 2024 versus $35.74 during the same period in 2023. The $0.53 or 1.5% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services, partially offset by providing certain remaining ACP subscribers with service plan credits.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $117 million for the three months ended September 30, 2024, an increase of $40 million or 52.8% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to higher revenue per unit shipped due to unit mix and an increase in units shipped. During the three months ended September 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $469 million for the three months ended September 30, 2024, a decrease of $56 million or 10.6% compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base and lower network services costs per subscriber. In addition, the three months ended September 30, 2023 was negatively impacted by temporarily elevated dealer incentive costs in connection with the third quarter of 2023 realignment of our commission structure with current business objectives to acquire higher quality, long-term subscribers.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $300 million for the three months ended September 30, 2024, an increase of $20 million or 7.3% compared to the same period in 2023. The increase in “Cost of sales – equipment and other” compared to the same period in 2023 was primarily related to higher costs per unit shipped due to unit mix and an increase in units shipped. During the three months ended September 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $217 million during the three months ended September 30, 2024, a $26 million or 13.3% increase compared to the same period in 2023. This change was primarily driven by higher marketing expenditures and an increase in costs to support the Retail Wireless Segment, partially offset by lower sales commissions. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in lower sales commissions.

Depreciation and amortization. “Depreciation and amortization” expense totaled $23 million during the three months ended September 30, 2024, a $40 million or 63.2% decrease compared to the same period in 2023. This change was primarily driven by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,368,138	$2,535,296	$(167,158)	(6.6)
Equipment sales and other revenue	325,192	258,791	66,401	25.7
Total revenue	2,693,330	2,794,087	(100,757)	(3.6)

Costs and expenses:
Cost of services	1,391,018	1,537,338	(146,320)	(9.5)
% of Service revenue	58.7%	60.6%
Cost of sales - equipment and other	902,846	822,118	80,728	9.8
Selling, general and administrative expenses	573,734	564,906	8,828	1.6
% of Total revenue	21.3%	20.2%
Depreciation and amortization	135,303	168,597	(33,294)	(19.7)
Total costs and expenses	3,002,901	3,092,959	(90,058)	(2.9)

Operating income (loss)	$(309,571)	$(298,872)	$(10,699)	(3.6)

Other data:
Wireless subscribers, as of period end (in millions)	6.984	7.500	(0.516)	(6.9)
Wireless subscriber additions, gross (in millions)	1.828	2.134	(0.306)	(14.3)
Wireless subscriber additions (losses), net (in millions) **	(0.394)	(0.494)	0.100	20.2
Wireless ARPU	$36.29	$36.19	$0.10	0.3
Wireless churn rate	2.99%	4.33%	(1.34)%	(30.9)
OIBDA	$(174,268)	$(130,275)	$(43,993)	(33.8)

*	Percentage is not meaningful.
**	Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 394,000 net Wireless subscribers during the nine months ended September 30, 2024 compared to the loss of approximately 494,000 net Wireless subscribers during the same period in 2023. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations and lower net Government subsidized subscriber additions compared to the same period in 2023, primarily due to the ACP program funding concluding on June 1, 2024. See “Retail Wireless Segment – ACP Subscribers” for further information. Excluding the impact of net losses of Government subsidized subscribers, we added approximately 65,000 net Wireless subscribers during the nine months ended September 30, 2024.

Wireless subscribers, gross. During the nine months ended September 30, 2024, we activated approximately 1.828 million gross new Wireless subscribers compared to approximately 2.134 million gross new Wireless subscribers during the same period in 2023, a decrease of 14.3%. Our gross new Wireless subscribers for the nine months ended September 30, 2024 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers. In addition, this decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the nine months ended September 30, 2024 was 2.99% compared to 4.33% for the same period in 2023. Our Wireless churn rate for the nine months ended September 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the nine months ended September 30, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Service revenue. “Service revenue” totaled $2.368 billion for the nine months ended September 30, 2024, a decrease of $167 million or 6.6% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base, partially offset by an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.29 during the nine months ended September 30, 2024 versus $36.19 during the same period in 2023. The $0.10 or 0.3% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans, partially offset by providing ACP subscribers continued services for approximately half the charge in May 2024 and free of charge in June 2024 when the ACP program funding concluded and with service plan credits during the three months ended September 30, 2024.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $325 million for the nine months ended September 30, 2024, an increase of $66 million or 25.7% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to higher revenue per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher promotional subsidies. During the nine months ended September 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $1.391 billion for the nine months ended September 30, 2024, a decrease of $146 million or 9.5% compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base, lower network services costs per subscriber and operational efficiencies, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs. The nine months ended September 30, 2023 was negatively impacted by the migration of subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $903 million for the nine months ended September 30, 2024, an increase of $81 million or 9.8% compared to the same period in 2023. The increase in “Cost of sales – equipment and other” compared to the same period in 2023 was primarily related to higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the nine months ended September 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $574 million during the nine months ended September 30, 2024, a $9 million or 1.6% increase compared to the same period in 2023. This change was primarily driven by higher marketing expenditures, partially offset by lower sales commissions and a decrease in costs to support the Retail Wireless segment. The nine months ended September 30, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Depreciation and amortization. “Depreciation and amortization” expense totaled $135 million during the nine months ended September 30, 2024, a $33 million or 19.7% decrease compared to the same period in 2023. This change was primarily driven by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our licenses based on several commitments, as detailed in Note 10 in the Notes to our Condensed Consolidated Financial Statements.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – 5G Network Deployment Segment

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	43,227	29,916	13,311	44.5
Total revenue	43,227	29,916	13,311	44.5

Costs and expenses:
Cost of services	333,771	—	333,771	*
Cost of sales - equipment and other	—	260,747	(260,747)	*
Selling, general and administrative expenses	40,193	68,315	(28,122)	(41.2)
Depreciation and amortization	269,533	163,959	105,574	64.4
Total costs and expenses	643,497	493,021	150,476	30.5

Operating income (loss)	$(600,270)	$(463,105)	$(137,165)	(29.6)

Other data:
Purchases of property and equipment, net of refunds	$235,414	$686,192	$(450,778)	(65.7)
OIBDA	$(330,737)	$(299,146)	$(31,591)	(10.6)
*	Percentage is not meaningful.

Total revenue. “Total revenue” was $43 million for the three months ended September 30, 2024, an increase of $13 million or 44.5% compared to the same period in 2023. The increase in “Total revenue” compared to the same period in 2023 was primarily related to higher intercompany MNO revenue, partially offset by lower leased spectrum revenue.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $334 million during the three months ended September 30, 2024, an increase of $73 million compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers and other costs related to our 5G Network. In addition, beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.” See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $40 million during the three months ended September 30, 2024, a $28 million or 41.2% decrease compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” primarily driving this decrease.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Depreciation and amortization. “Depreciation and amortization” expense totaled $270 million during the three months ended September 30, 2024, a $106 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	108,245	67,902	40,343	59.4
Total revenue	108,245	67,902	40,343	59.4

Costs and expenses:
Cost of services	949,483	—	949,483	*
Cost of sales - equipment and other	—	671,241	(671,241)	*
Selling, general and administrative expenses	136,081	210,258	(74,177)	(35.3)
Depreciation and amortization	772,642	385,070	387,572	*
Total costs and expenses	1,858,206	1,266,569	591,637	46.7

Operating income (loss)	$(1,749,961)	$(1,198,667)	$(551,294)	(46.0)

Other data:
Purchases of property and equipment, net of refunds	$863,248	$2,159,359	$(1,296,111)	(60.0)
OIBDA	$(977,319)	$(813,597)	$(163,722)	(20.1)

*	Percentage is not meaningful.

Total revenue. “Total revenue” was $108 million for the nine months ended September 30, 2024, an increase of $40 million or 59.4% compared to the same period in 2023. The increase in “Total revenue” compared to the same period in 2023 was primarily related to higher intercompany MNO revenue, partially offset by lower leased spectrum revenue.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $949 million during the nine months ended September 30, 2024, an increase of $278 million compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services and other costs related to our 5G Network. In addition, beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.” See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $136 million during the nine months ended September 30, 2024, a $74 million or 35.3% decrease compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” primarily driving this decrease.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Depreciation and amortization. “Depreciation and amortization” expense totaled $773 million during the nine months ended September 30, 2024, a $388 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

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

Backlog

As of September 30, 2024, our Broadband and Satellite services segment had approximately $1.521 billion of contracted revenue backlog. We define the Broadband and Satellite services segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Customers consider cost, speed and accessibility to be key determining factors in the selection of a service provider. In addition, government subsidies, such as the Federal Communications Commission’s (“FCC”) Rural Development Opportunity Fund, can have the effect of subsidizing the growth of our wired, wireless and satellite competitors. Our primary satellite competitors in the North American consumer market are ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”) and Space Exploration Technologies Corp. (“SpaceX”). Both ViaSat and SpaceX have also entered the South and Central American consumer markets. We seek to differentiate ourselves based on the ubiquitous availability of our service, quality, proprietary technology and distribution channels.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$294,703	$356,299	$(61,596)	(17.3)
Equipment sales and other revenue	92,006	56,774	35,232	62.1
Total revenue	386,709	413,073	(26,364)	(6.4)

Costs and expenses:
Cost of services	125,970	132,699	(6,729)	(5.1)
% of Service revenue	42.7%	37.2%
Cost of sales - equipment and other	74,397	43,787	30,610	69.9
Selling, general and administrative expenses	108,816	123,630	(14,814)	(12.0)
% of Total revenue	28.1%	29.9%
Depreciation and amortization	113,642	102,966	10,676	10.4
Total costs and expenses	422,825	403,082	19,743	4.9

Operating income (loss)	$(36,116)	$9,991	$(46,107)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.912	1.063	(0.151)	(14.2)
Broadband subscriber additions (losses), net (in millions)	(0.043)	(0.059)	0.016	27.1
Purchases of property and equipment, net of refunds (1)	$44,913	$79,164	$(34,251)	(43.3)
OIBDA	$77,526	$112,957	$(35,431)	(31.4)
*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended September 30, 2024 and 2023 of $1 million and $38 million, respectively.

Broadband subscribers. We lost approximately 43,000 net Broadband subscribers for the three months ended September 30, 2024 compared to the loss of approximately 59,000 net Broadband subscribers during the same period in 2023. The decrease in net Broadband subscriber losses was primarily due to the new EchoStar XXIV satellite service launch and increased subscriber demand for our new satellite service plans. Churn of legacy subscribers has started to improve as prior churn and migrations have resulted in increased capacity availability and service satisfaction. In addition, net Broadband subscriber additions for the three months ended September 30, 2024 were negatively impacted by the ACP program funding concluding on June 1, 2024. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $295 million for the three months ended September 30, 2024, a decrease of $62 million, or 17.3%, as compared to 2023. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers. In addition, the three months ended September 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $92 million for the three months ended September 30, 2024, an increase of $35 million, or 62.1%, as compared to 2023. The change was primarily attributable to an increase in hardware sales to our North American and international enterprise customers.

Cost of services. “Cost of services” totaled $126 million for the three months ended September 30, 2024, a decrease of $7 million, or 5.1%, as compared to 2023. The decrease was primarily attributable to lower costs of broadband services to our North American and international consumer customers and our North American enterprise customers. Our “Cost of services” represented 42.7% and 37.2% of “Service revenue” during the three months ended September 30, 2024 and 2023, respectively. This increase primarily resulted from a change in service mix to lower margin services.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $74 million for the three months ended September 30, 2024, an increase of $31 million, or 69.9%, as compared to 2023. The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $109 million for the three months ended September 30, 2024, a decrease of $15 million, or 12.0%, as compared to 2023. The change was primarily attributable to a decrease in costs to support the Broadband and Satellite Services segment and lower marketing expenditures, partially offset by an increase in bad debt expense.

Depreciation and amortization. “Depreciation and amortization” expense totaled $114 million for the three months ended September 30, 2024, an increase of $11 million, or 10.4%, as compared to 2023. The increase was primarily attributable to an increase in satellite depreciation driven by our EchoStar XXIV satellite, which was placed into service in December 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$914,350	$1,099,049	$(184,699)	(16.8)
Equipment sales and other revenue	248,956	206,730	42,226	20.4
Total revenue	1,163,306	1,305,779	(142,473)	(10.9)

Costs and expenses:
Cost of services	382,400	399,566	(17,166)	(4.3)
% of Service revenue	41.8%	36.4%
Cost of sales - equipment and other	209,440	152,751	56,689	37.1
Selling, general and administrative expenses	332,261	356,981	(24,720)	(6.9)
% of Total revenue	28.6%	27.3%
Depreciation and amortization	349,461	311,796	37,665	12.1
Impairment of long-lived assets and goodwill	—	3,142	(3,142)	*
Total costs and expenses	1,273,562	1,224,236	49,326	4.0

Operating income (loss)	$(110,256)	$81,543	$(191,799)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.912	1.063	(0.151)	(14.2)
Broadband subscriber additions (losses), net (in millions)	(0.092)	(0.165)	0.073	44.2
Purchases of property and equipment, net of refunds (1)	$172,083	$172,251	$(168)	(0.1)
OIBDA	$239,205	$393,339	$(154,134)	(39.2)

*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the nine months ended September 30, 2024 and 2023 of $4 million and $56 million, respectively.

Broadband subscribers. We lost approximately 92,000 net Broadband subscribers for the nine months ended September 30, 2024 compared to the loss of approximately 165,000 net Broadband subscribers during the same period in 2023. The decrease in net Broadband subscriber losses was primarily due to the new EchoStar XXIV satellite service launch and increased subscriber demand for our new satellite service plans. Churn of legacy subscribers has started to improve as prior churn and migrations have resulted in increased capacity availability and service satisfaction. In addition, net Broadband subscriber additions for the nine months ended September 30, 2024 were negatively impacted by the ACP program funding concluding on June 1, 2024. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $914 million for the nine months ended September 30, 2024, a decrease of $185 million, or 16.8%, as compared to 2023. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers. In addition, the nine months ended September 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $249 million for the nine months ended September 30, 2024, an increase of $42 million, or 20.4%, as compared to 2023. The change was primarily attributable to an increase in hardware sales to our North American and international enterprise customers, partially offset by a decrease in hardware sales to our mobile satellite system customers.

Cost of services. “Cost of services” totaled $382 million for the nine months ended September 30, 2024, a decrease of $17 million, or 4.3%, as compared to 2023. The decrease was primarily attributable to lower costs of broadband services to our North American and international consumer customers and our North American enterprise customers. Our “Cost of services” represented 41.8% and 36.4% of “Service revenue” during the nine months ended September 30, 2024 and 2023, respectively. This increase primarily resulted from a change in service mix to lower margin services.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $209 million for the nine months ended September 30, 2024, an increase of $57 million, or 37.1%, as compared to 2023. The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $332 million for the nine months ended September 30, 2024, a decrease of $25 million, or 6.9%, as compared to 2023. The change was primarily attributable to a decrease in costs to support the Broadband and Satellite Services segment and lower marketing expenditures, partially offset by an increase in bad debt expense.

Depreciation and amortization. “Depreciation and amortization” expense totaled $349 million for the nine months ended September 30, 2024, an increase of $38 million, or 12.1%, as compared to 2023. The increase was primarily attributable to an increase in satellite depreciation driven by our EchoStar XXIV satellite, which was placed into service in December 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(160,767)	$(31,349)	$(129,418)	*

Other income (expense):
Interest income	11,200	43,915	(32,715)	(74.5)
Interest expense, net of amounts capitalized	(81,503)	(21,795)	(59,708)	*
Other, net	52,107	(168,947)	221,054	*
Total other income (expense)	(18,196)	(146,827)	128,631	87.6

Income (loss) before income taxes	(178,963)	(178,176)	(787)	(0.4)
Income tax (provision) benefit, net	35,162	59,439	(24,277)	(40.8)
Effective tax rate	19.6%	33.4%
Net income (loss)	(143,801)	(118,737)	(25,064)	(21.1)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,989)	19,634	(21,623)	*
Net income (loss) attributable to EchoStar	$(141,812)	$(138,371)	$(3,441)	(2.5)
*	Percentage is not meaningful.

Interest income. “Interest income” totaled $11 million during the three months ended September 30, 2024, a decrease of $33 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the three months ended September 30, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $82 million during the three months ended September 30, 2024, an increase of $60 million compared to the same period in 2023. During the three months ended September 30, 2024, as the qualifying assets, including certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets and as a result, capitalized interest was reduced by $65 million, and interest expense increased. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $52 million during the three months ended September 30, 2024, compared to expense of $169 million during the same period in 2023. The three months ended September 30, 2024 was positively impacted by a $50 million gain on the Liberty Puerto Rico asset sale. The three months ended September 30, 2023 was negatively impacted by a $155 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses and $11 million in net losses and impairments on marketable and non-marketable investment securities. See Note 5 and Note10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $35 million during the three months ended September 30, 2024, a decrease of $24 million compared to the same period in 2023. This change was primarily related to a decrease in our effective tax rate. Our effective tax rate during the three months ended September 30, 2024 was impacted by federal, state and foreign valuation allowances.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(241,380)	$574,218	$(815,598)	*

Other income (expense):
Interest income	55,591	166,409	(110,818)	(66.6)
Interest expense, net of amounts capitalized	(262,077)	(63,476)	(198,601)	*
Other, net	(65,501)	(169,640)	104,139	61.4
Total other income (expense)	(271,987)	(66,707)	(205,280)	*

Income (loss) before income taxes	(513,367)	507,511	(1,020,878)	*
Income tax (provision) benefit, net	53,733	(120,711)	174,444	*
Effective tax rate	10.5%	23.8%
Net income (loss)	(459,634)	386,800	(846,434)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(4,855)	58,975	(63,830)	*
Net income (loss) attributable to EchoStar	$(454,779)	$327,825	$(782,604)	*
*	Percentage is not meaningful.

Interest income. “Interest income” totaled $56 million during the nine months ended September 30, 2024, a decrease of $111 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the nine months ended September 30, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $262 million during the nine months ended September 30, 2024, an increase of $199 million compared to the same period in 2023. During the nine months ended September 30, 2024, as the qualifying assets, including certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets and as a result, capitalized interest was reduced by $212 million, and interest expense increased. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $66 million during the nine months ended September 30, 2024, a decrease of $104 million compared to the same period in 2023. The nine months ended September 30, 2024 was negatively impacted by a $70 million loss in equity in earnings from our Invidi investment, including $63 million from our portion of Invidi’s goodwill impairment, and $42 million in net losses and impairments on marketable and non-marketable investment securities, partially offset by a $50 million gain on the Liberty Puerto Rico asset sale. The nine months ended September 30, 2023 was negatively impacted by a $192 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses and $48 million in net losses and impairments on marketable and non-marketable investment securities, partially offset by $73 million of early debt extinguishment gains from the repurchases of our convertible notes. See Note 5 and Note10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Income tax (provision) benefit, net. Our income tax benefit was $54 million during the nine months ended September 30, 2024, compared to a provision of $121 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the nine months ended September 30, 2024 was impacted by federal, state and foreign valuation allowances.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss) attributable to EchoStar	$(141,812)	$(138,371)	$(454,779)	$327,825
Interest, net	70,303	(22,120)	206,486	(102,933)
Income tax provision (benefit), net	(35,162)	(59,439)	(53,733)	120,711
Depreciation and amortization	477,434	397,211	1,470,359	1,115,598
Consolidated EBITDA	$370,763	$177,281	$1,168,333	$1,461,201

The changes in Consolidated EBITDA during the three and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses, as well as the impact from changes in “Other, net” during the three and nine months ended September 30, 2024 and 2023.

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

For the Three Months Ended September 30, 2024	Pay-TV	Retail Wireless	5G Network Deployment	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$588,501	$(113,792)	$(600,270)	$(36,116)	$910	$(160,767)
Depreciation and amortization	87,502	23,037	269,533	113,642	(16,280)	477,434
OIBDA	$676,003	$(90,755)	$(330,737)	$77,526	$(15,370)	$316,667

For the Three Months Ended September 30, 2023

Segment operating income (loss)	$589,465	$(168,166)	$(463,105)	$9,991	$466	$(31,349)
Depreciation and amortization	86,100	62,549	163,959	102,966	(18,363)	397,211
OIBDA	$675,565	$(105,617)	$(299,146)	$112,957	$(17,897)	$365,862

For the Nine Months Ended September 30, 2024	Pay-TV	Retail Wireless	5G Network Deployment	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,926,361	$(309,571)	$(1,749,961)	$(110,256)	$2,047	$(241,380)
Depreciation and amortization	258,153	135,303	772,642	349,461	(45,200)	1,470,359
OIBDA	$2,184,514	$(174,268)	$(977,319)	$239,205	$(43,153)	$1,228,979

For the Nine Months Ended September 30, 2023

Segment operating income (loss)	$1,985,490	$(298,872)	$(1,198,667)	$81,543	$4,724	$574,218
Depreciation and amortization	286,148	168,597	385,070	311,796	(36,013)	1,115,598
OIBDA	$2,271,638	$(130,275)	$(813,597)	$393,339	$(31,289)	$1,689,816

The changes in OIBDA during the three and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Current Restricted Cash and Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our current restricted cash and cash equivalents and marketable investment securities. As of September 30, 2024 cash, cash equivalents, current restricted cash and cash equivalents, and current marketable investment securities totaled $2.722 billion compared to $2.444 billion as of December 31, 2023, an increase of $278 million. This increase in cash, cash equivalents, current restricted cash and cash equivalents and current marketable investment securities primarily resulted from $2.364 billion in net proceeds from the New DISH DBS Financing and cash generated from operating activities of $1.207 billion, partially offset by capital expenditures, net of refunds, of $1.844 billion (including capitalized interest related to Regulatory authorizations), the redemption of our 2 3/8% Convertible Notes due 2024 of $951 million and the purchase of SNR Management’s ownership interest in SNR HoldCo of $442 million.

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2024.

Cash flows from operating activities

For the nine months ended September 30, 2024, we reported “Net cash flows from operating activities” of $1.207 billion primarily attributable to $1.020 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, impairments and other,” “Liberty Puerto Rico Asset Sale losses (gains),” “Non-cash, stock-based compensation” expense, “Deferred tax expense (benefit),” and “Equity in earnings (losses) of affiliates.” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes, and other working capital changes.

Cash flows from investing activities

For the nine months ended September 30, 2024, we reported outflows from “Net cash flows from investing activities” of $1.177 billion primarily related to capital expenditures, net of refunds, of $1.844 billion (including capitalized interest related to Regulatory authorizations), partially offset by $534 million in net sales of marketable investment securities and $95 million in proceeds from the Liberty Puerto Rico asset sale.

Cash flows from financing activities

For the nine months ended September 30, 2024, we reported inflows from “Net cash flows from financing activities” of $870 million primarily related to $2.364 billion in net proceeds from the New DISH DBS Financing, partially offset by the redemption of our 2 3/8% Convertible Notes due 2024 of $951 million, the purchase of SNR Management’s ownership interest in SNR HoldCo of $442 million and repayments of long-term debt, finance lease and other obligations of $101 million.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months Ended
	September 30,
	2024	2023

	(In thousands)
Net cash flows from operating activities	$1,207,144	$2,021,550
Purchases of property and equipment, net of refunds (including capitalized interest related to Regulatory authorizations)	(1,843,595)	(3,246,877)
Free cash flow	$(636,451)	$(1,225,327)

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

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities. We anticipate operating expenditures for our 5G Network Deployment to increase for the remainder of 2024 as we continue to, among other things, deploy cell sites and communication towers to continue to commercialize our 5G Network. We expect our capital expenditures to remain consistent in the near term. However, as we prepare for our next build-out requirement deadlines, we expect our capital expenditures to increase as we approach these deadlines. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of September 30, 2024, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. We expect that this trend will continue in 2024 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The indentures related to our outstanding DISH Network and DISH DBS senior secured notes contain restrictive covenants that, among other things, impose limitations on our ability and certain of our subsidiaries to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments of spectrum collateral; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. In addition, the Convertible Notes provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes. As of the date of filing of this Quarterly Report on Form 10-Q, we, DISH Network and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt recorded on our Condensed Consolidated Balance Sheets as of September 30, 2024.

Hughes Satellite Systems Corporation

The indentures related to our outstanding senior notes issued by Hughes Satellite Systems Corporation (“HSSC”) contain restrictive covenants that, among other things, impose limitations on the ability of HSSC and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make distributions on HSSC’s capital stock or repurchase HSSC’s capital stock; (iii) allow to exist certain restrictions on such subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. As of the date of filing of this Quarterly Report on Form 10-Q, we and HSSC were in compliance with the covenants and restrictions related to our respective long-term debt recorded on our Condensed Consolidated Balance Sheets as of September 30, 2024.

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

We have and expect to continue to incur expenditures in 2024 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on, among other things, our available liquidity, the growth of our Retail Wireless segment and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment, may require us to raise additional capital in the future, which may not be available on favorable terms.

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

Our 5 7/8% Senior Notes due 2024 with remaining balance of approximately $1.983 billion mature on November 15, 2024. We expect to fund this obligation from our current restricted cash and cash equivalents balances on hand.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2024. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Relating to the DIRECTV Transaction

Termination of the Purchase Agreement or failure to otherwise complete the DIRECTV Transaction could have a material adverse impact on our business, financial condition and results of operations.

Termination of the Purchase Agreement or any failure to otherwise complete the DIRECTV Transaction may result in various adverse consequences, including:

•	our not being able to realize the anticipated benefits of the DIRECTV Transaction;
•our business being materially adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the DIRECTV Transaction, without realizing any of the anticipated benefits of completing the DIRECTV Transaction; and
•	negative reactions from the financial markets, respective customers and other stakeholders possibly related to the above.

If any of the foregoing consequences were to occur as a result of termination of the Purchase Agreement, it could have a material adverse impact on our business, financial condition and results of operations.

The timing of the completion of the DIRECTV Transaction is not certain, and is subject to certain conditions, some of which we cannot control, which could result in the DIRECTV Transaction not being completed or being completed later than we expect, which could have a material adverse impact on our costs and revenues or otherwise reducing the anticipated benefits of the DIRECTV Transaction.

Pursuant to the Purchase Agreement, the completion of the DIRECTV Transaction is subject to certain closing conditions, including, for example, the satisfaction of certain antitrust and other regulatory approvals and the successful exchange of DISH DBS Notes, none of which have been satisfied, and the absence of legal restraints prohibiting the completion of the DIRECTV Transaction. Governmental agencies may not approve the DIRECTV Transaction or may impose conditions to any such approval or require changes to the terms of the DIRECTV Transaction. Any such conditions or changes could have the effect of delaying completion of the DIRECTV Transaction, imposing costs on or limiting our revenues or otherwise reducing the anticipated benefits of the DIRECTV Transaction. Furthermore, under the Purchase Agreement, each party’s obligation to consummate the DIRECTV Transaction is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Purchase Agreement, including, with respect to us, certain covenants regarding the operation of our business prior to completion of the DIRECTV Transaction. As a result of these conditions, we cannot provide assurance that the DIRECTV Transaction will be completed on the terms or timeline currently contemplated, or at all. If such conditions are not fulfilled by the Outside Date or, if for any other reason, the DIRECTV Transaction is not completed on or prior to the Outside Date (as defined in the Purchase Agreement), the Purchase Agreement may be terminated and the DIRECTV Transaction may not be completed.

There is no assurance that we will be able to obtain the required governmental and regulatory approvals to complete the DIRECTV Transaction, which, if delayed or not granted, is likely to delay or jeopardize the DIRECTV Transaction.

The DIRECTV Transaction is conditioned on the expiration or termination of the applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval from the U.S. Federal Communications Commission (“FCC”) and possibly the consent of certain other merger control authorities and other governmental entities as set forth in the Purchase Agreement (collectively, “Regulatory Approval”). These governmental and regulatory agencies have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transactions contemplated by the Purchase Agreement, those agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business. The required approvals may not be obtained or the required conditions to the DIRECTV Transaction may not be satisfied, or, even if the required approvals are obtained and the conditions to the completion of the DIRECTV Transaction are satisfied, the terms, conditions and timing of such approvals are uncertain. Any delay in completing the DIRECTV Transaction could have a material adverse impact on our business, financial condition and results of operations.

The DIRECTV Transaction is conditioned on the consummation of a pre-closing reorganization, which requires the completion of transfers of certain assets and liabilities between us and certain of our affiliates, which transfers may require consents from or approval of third parties.

The Purchase Agreement is conditioned, among other things, upon the consummation of a pre-closing reorganization, which requires, among other things, that certain contracts and other assets, rights and liabilities are to be transferred between DISH DBS and certain of its affiliates in connection with the DIRECTV Transaction, as further described in the Purchase Agreement. The transfer of certain of these contracts and other assets, rights and liabilities may require consents or approvals of third parties or provide other rights to third parties.

Some parties may use consent requirements or other rights to terminate contracts or obtain more favorable contractual terms from us, which, for example, could take the form of price increases for services or assets that we require, forcing us and/or our affiliates to either expend additional resources in order to obtain the services or assets previously provided under the contracts or to make arrangements with new third parties. If we do not obtain required consents or approvals, the DIRECTV Transaction may not be completed, or, if completed, we may not be reflective of the currently intended DIRECTV Transaction and we may be required to seek alternative arrangements, which may not come on a timely basis or at all, or be more costly and/or of lower quality.

The termination, modification, replacement or replication of these contracts or permits or the failure to timely complete the transfer or assignment of these contracts could have a material adverse impact on our business, financial condition and results of operations and on the prospects for completion of the DIRECTV Transaction.

We have and continue to incur substantial transaction-related costs in connection with the DIRECTV Transaction. If the DIRECTV Transaction does not occur, we will not benefit from these transaction related costs.

We have incurred and will continue to incur a number of non-recurring costs associated with the completion of the DIRECTV Transaction and the satisfaction of the related closing conditions, which could be substantial. Nonrecurring transaction costs may include, but are not limited to, fees paid to legal, financial, consulting, investment banking and accounting advisors and costs incurred in connection with obtaining required consents or approvals from governmental authorities or contract counterparties. Such costs may be material and could have a material adverse impact on our business, financial condition and results of operations. Furthermore, if the DIRECTV Transaction does not occur in a timely manner or at all, we may not be able to derive any benefit from such costs.

The announcement and pendency of the DIRECTV Transaction could have a material adverse impact on our business, financial condition and results of operations.

The announcement and pendency of the DIRECTV Transaction could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with respective existing and future customers, suppliers, vendors and employees, which could have a material adverse impact on our business, financial condition and results of operations, regardless of whether the DIRECTV Transaction is completed. In particular, we could potentially lose customers, suppliers or vendors, and new contracts with any of these third parties could be delayed, increased or decreased, and we may lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the DIRECTV Transaction.

Additionally, uncertainty about the completion and effect of the DIRECTV Transaction on our business, financial condition and results of operations may impair our ability to attract, retain and motivate personnel until the DIRECTV Transaction is completed. Employee retention may be particularly challenging during the pendency of the DIRECTV Transaction, as employees may feel uncertain about their future roles within each company after the completion of the DIRECTV Transaction. If such employees depart because of issues relating to the uncertainty relating to the DIRECTV Transaction or a desire not to continue to be employees of ours or DTV after the completion of the DIRECTV Transaction, this could have a material adverse impact on our business, financial condition and results of operations.

In addition, we have expended, and continue to expend, significant management resources in an effort to complete the DIRECTV Transaction, which are being diverted from our day-to-day operations and future growth plans. In addition, the failure to complete the DIRECTV Transaction may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, customers and other partners in the business community.

As a public company listed on a stock exchange, we may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the DIRECTV Transaction from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into business combinations or merger agreements or similar agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in connection with such a suit could result in monetary damages, which could also have a material adverse impact on DISH DBS’s or our business, financial condition and results of operations. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the DIRECTV Transaction, then that injunction may delay or prevent the DIRECTV Transaction from being completed within the expected timeframe or at all, which could have a material adverse impact on our business, financial conditions and results of operations.

The Purchase Agreement subjects us to restrictions on our business activities prior to the completion of the DIRECTV Transaction.

The Purchase Agreement subjects us and our subsidiaries, particularly DISH DBS, to restrictions on our business activities prior to the completion of the DIRECTV Transaction. The Purchase Agreement obligates us generally to, among other things, operate our Pay-TV business in the ordinary course until the completion of the DIRECTV Transaction and to use our commercially reasonable efforts to preserve a substantially intact business organizations, operations and goodwill of the business and maintain in all material respects commercial relationships.

These restrictions on our business activities may adversely affect our ability to execute certain business strategies outside of the ordinary course of business, including paying dividends or making distributions, pursuing attractive business opportunities, making certain investments or acquisitions, hiring or terminating certain employees, selling, leasing, or licensing material real property, settling litigation matters, entering into certain material contracts, selling assets, engaging in capital expenditures, incurring indebtedness or making changes to its business. Such limitations could have a material adverse impact on our business, financial condition and results of operations prior to the completion of the DIRECTV Transaction.

The risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the DIRECTV Transaction. For additional information, see the complete set of terms and conditions of the DIRECTV Transaction included in the Purchase Agreement.

The Purchase Agreement also obligates us to, among other things, incur certain costs, make substantial investments in the Pay-TV business and take other actions, that absent the Purchase Agreement, we may or may not have taken. Absent certain exemptions in the Purchase Agreement, we are obligated to take such actions regardless if the DIRECTV Transaction is completed. These actions may be different than the historical manner in which we ran the business.

As a holding company, we are dependent on the operations and funds of our subsidiaries.

We are a holding company with no business operations of our own. Our only significant assets are the outstanding equity interests in our subsidiaries. As a result, we rely on cash flows from subsidiaries to meet our obligations, including to service any of our debt obligations. On September 30, 2024, we announced a sale of our Pay-TV business, from which we derive a substantial portion of our cash flow. With the sale of that business, and the interim operating covenants that restrict our access to that cash, we will be required to, among other things, sell our Pay-TV business and transfer at least $400 million of cash (subject to certain upward adjustments) to DTV upon closing of the DIRECTV Transaction and we are prevented from declaring any dividend or otherwise permitting any leakage in excess of $1.520 billion (subject to certain adjustments set forth in the Purchase Agreement, including transaction expenses and certain accrued interest adjustments and adjustments tied to certain key performance indicators) between the signing and closing of the DIRECTV Transaction.

As a result, our ability to fund our Wireless and Broadband Satellite Services business will be limited to by our cash flow from operations and ability to generate capital from our other businesses.

The market price for shares of our Class A Common Stock after the completion of the DIRECTV Transaction may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of our Class A Common Stock.

Upon consummation of the DIRECTV Transaction, we will no longer own the Pay-TV business, but will continue to operate our Wireless and Broadband Satellite Services businesses. Accordingly, after the consummation of the DIRECTV Transaction, our results of operations may be affected by some factors that are different from those currently or historically affecting our results of operations.

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

Subscription Agreements

On September 30, 2024, we entered into subscription agreements with certain accredited investors and CONX (the “PIPE Investors” and the subscription agreements, the “Subscription Agreements”), pursuant to which the PIPE Investors have agreed to purchase an aggregate of 14.265 million shares (the “PIPE Shares”) of our Class A Common Stock at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the CONX Subscription Agreement represents an agreement to purchase from us an aggregate of 1.551 million shares of our Class A Common Stock for an aggregate cash purchase price of approximately $43.5 million. The PIPE Investment is conditioned on and expected to close concurrently with the closing of the EchoStar Notes and new 10 3/4% Senior Secured Notes due 2029, subject to the terms and conditions set forth in the Subscription Agreements. With the expiration and closing of the EchoStar Exchange Offers on November 8, 2024, the PIPE Shares will be issued and settlement will occur on November 12, 2024.

The PIPE Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. We relied on this exemption from registration based in part on representations made by the PIPE Investors.

Stock Repurchase Program

The following table provides information regarding repurchases of our Class A common stock from July 1, 2024 through September 30, 2024:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
July 1, 2024 - July 31, 2024	—	$—	—	$1,000,000
August 1, 2024 - August 31, 2024	—	$—	—	$1,000,000
September 1, 2024 - September 30, 2024	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	On October 25, 2024, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2025. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5. OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

(a)	Exhibits.

TEST

2.1*

Equity Purchase Agreement, dated September 29, 2024, by and between EchoStar Corporation and DirecTV Holdings, LLC (incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

10.1*

Loan and Security Agreement, dated September 29, 2024, by and among DISH DBS Issuer LLC, as borrower, Alter Domus (US) LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

10.2*

Transaction Support Agreement, dated September 30, 2024, by and among EchoStar Corporation, DISH Network Corporation, and certain of their direct and indirect subsidiaries party thereto, and each Ad Hoc Group party thereto (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

10.3*

Commitment Agreement, dated September 30, 2024, by and among EchoStar Corporation and the each Commitment Party thereto (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

10.4*	Form of Subscription Agreement (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2024 filed on November 12, 2024 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH (Principal Financial Officer and Principal Accounting Officer)
Date: November 12, 2024