Form 10-K
period 2024-12-31
EchoStar CORP
filed 2025-02-27
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 30, 2024, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $2.153 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 20, 2025, the registrant’s outstanding common stock consisted of 155,094,308 shares of Class A common stock and 131,348,468 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2025 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Through the MNSA and the NSA, we depend in part on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

●	We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

ii

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.

●	We may need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	We are controlled by one principal stockholder who is our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

PART I

Item 1.BUSINESS

OVERVIEW

EchoStar Corporation is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. EchoStar Corporation together with its subsidiaries are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context. Our Class A common stock is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SATS.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723- 1000.

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

Recent Developments

DIRECTV Transaction

On September 29, 2024, we and DIRECTV Holdings, LLC (“DTV”), entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from us all of the issued and outstanding equity interests of DISH DBS Corporation (“DISH DBS”), which operates our Pay-TV business.

Following written notice from DTV received on November 20, 2024, DTV terminated the Purchase Agreement effective at 11:59 pm ET on November 22, 2024 pursuant to Section 7.01(a)(iv) of the Purchase Agreement because the DISH DBS Exchange Offers (as defined in Note 10 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) were not consummated by the Exchange Offer Settlement Date (as defined in the Purchase Agreement). No termination fee or other payment was due from either party to the other as a result of the termination of the Purchase Agreement.

Segments

EchoStar Corporation is a holding company. Its subsidiaries currently operate three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services. Historically, we reported four primary business segments: (1) Pay-TV; (2) Retail Wireless; (3) 5G Network Deployment; and (4) Broadband and Satellite Services. See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2024, we had 7.778 million Pay-TV subscribers in the United States, including 5.686 million DISH TV subscribers and 2.092 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“VoNR”) to over 220 million Americans and for 5G broadband service to over 268 million Americans, as well as a competitive portfolio of wireless devices.

We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. Prepaid Wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid Wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for certain device financing arrangements.

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network, defined below, has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones. We have deployed 5G VoNR covering over 220 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. As of December 31, 2024, we had 6.995 million Wireless subscribers.

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to the FCC to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 220 million Americans and 5G broadband service covering over 268 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026.

In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further details.

Broadband and Satellite Services

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses, and satellite, multi-transport technologies and managed network services to enterprise customers, telecommunications providers, airlines and government entities, including civilian and defense.

Our EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is an integral part of our satellite services business. We have leveraged the EchoStar XXIV to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets.

We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation.

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

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, video on demand and external hard drives. We offer several SLING TV services, including SLING Orange (our single-stream SLING domestic service), SLING Blue (our multi-stream SLING domestic service), International, Latino and Freestream, among others, as well as add-on extras, direct to consumer services, pay-per-view events and a cloud-based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by, among other things, improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with DISH TV, we are focused on a message of Service, Value and Technology. We also offer a differentiated customer experience with our award-winning Hopper® platform that integrates voice control, access to apps including Netflix, Prime Video and YouTube and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our SLING Orange service and our SLING Blue service are two of the lowest priced live-linear online streaming services in the industry.

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

Distribution Channels – Pay-TV

We operate in the consumer market in the United States and use print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to contact DISH TV and SLING TV, visit our websites or contact independent third-party retailers. We often offer our new DISH TV subscribers certain programming at no additional charge and/or promotional pricing during a commitment period. We often offer our new SLING TV subscribers free trials and/or streaming-capable devices at no additional charge and/or promotional pricing.

While we offer receiver systems and programming through direct sales channels, a meaningful percentage of our gross new DISH TV subscriber activations are generated through independent third parties such as small retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers and telecommunications companies. In general, we pay these independent third parties a mix of upfront and monthly incentives to solicit orders for our services and provide customer service. We offer our SLING TV services through direct sales channels and third-party marketing agreements.

We incur significant upfront costs to provide our new DISH TV subscribers with in-home equipment, which most of our new DISH TV subscribers lease from us. We also incur significant upfront costs to install satellite dishes and receivers in the homes of our new DISH TV subscribers.

Competition – Pay-TV

Competition has intensified in recent years as the pay-TV industry has matured. We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services. We face substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions and other streaming and mobile devices, including wireless service providers. In recent years, industry consolidation and convergence has created competitors with greater scale and multiple product/service offerings. These developments, among others, have contributed to intense and increasing competition, and we expect such competition to continue.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to: Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

WIRELESS

Business Strategy - Wireless

Our Wireless segment business strategy is to expand our current target segments and profitably grow our Wireless subscriber base and commercialize and grow customer traffic on our 5G Network. We intend to grow our Wireless subscriber base by acquiring and retaining high quality subscribers with competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Wireless services. Prepaid Wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid Wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for certain device financing arrangements.

Boost Mobile postpaid. During 2023, we launched our nationwide expansion of our Boost Mobile postpaid Wireless service. At the end of the third quarter of 2023, we began offering premium wireless devices, including Apple products. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones.

We are currently operating primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We have deployed 5G VoNR covering over 220 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively.

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to the FCC to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 220 million Americans and 5G broadband service covering over 268 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further details.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment, which will enhance our ability to compete effectively with other wireless service providers.

Products and Services - Wireless

Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text. We also offer a variety of value-added services, including, but not limited to, device payment and protection plans and device financing arrangements for certain qualified subscribers.

Distribution Channels - Wireless

We operate in the consumer market in the United States and use, among other things, print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to contact us, visit our websites or contact independent third-party retailers.

We have both an indirect sales channel, which includes third-party owned retail stores and big box stores and a direct sales channel, which services customers online. Through the indirect sales channel, we use direct distribution partners to facilitate product delivery to the third-party retailers. We currently market and distribute our products and services indirectly through third-party owned Boost-branded stores, multi-branded stores, national retail stores (such as Target, Best Buy and Walmart stores) and other stores (such as convenience and grocery stores).

We have relationships with most large manufacturers of wireless devices. We can incur significant upfront costs to subsidize wireless devices offered under promotional pricing to consumers.

Competition - Wireless

Wireless communication services is a mature market with moderate year over year organic growth. Competitors include, among others, providers who offer similar wireless communication services, such as talk, text and data. Competitive factors within the wireless communication services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T and T-Mobile are currently the only nationwide MNOs in the United States.

Additional primary competitors include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), Total Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular, Mint Mobile (owned by T-Mobile), Spectrum Mobile and Xfinity Mobile.

BROADBAND AND SATELLITE SERVICES

Business Strategy – Broadband and Satellite Services

Our Broadband and Satellite Services segment business strategy is to maintain and improve our leadership position and competitive advantage through development of leading-edge technologies and services marketed to selected sectors within the consumer, enterprise and government markets globally.

We expect demand for broadband internet access, connectivity, networking and related value-added services will continue to grow across all major end-user markets – consumer, business, enterprise, aeronautical and government. Our strategic objective is to maintain our leadership position and grow our competitive advantage by using our satellite assets, expertise, technologies, capital, investments, global presence, relationships, spectrum assets and other capabilities for development of leading-edge technologies and services marketed to targeted sectors within these markets globally.

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

Customers – Broadband and Satellite Services

Our enterprise customers include, but are not limited to, retailers, financial institutions, aircraft connectivity providers, lottery agencies and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies, as well as the U.S government. Most of our enterprise customers have long-term contracts with us for the services they purchase. Our Broadband and Satellite Services segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems and provides satellite ground segment systems and terminals for other satellite systems, including, but not limited to, mobile system operators. Developments toward the launch of next-generation satellite systems, including LEO, MEO and geostationary systems, as well as other multi-transport technologies, could provide additional opportunities to increase demand for our equipment, hardware, technology and services.

Our consumer customers consist of home and small to medium-sized business in the Americas. We provide broadband satellite technologies and broadband internet products and services to these customers.

Competition – Broadband and Satellite Services

Our industry is highly competitive. As a global provider of network technologies, products and services, our Broadband and Satellite Services segment competes with a large number of telecommunications and satellite internet service providers.

In our enterprise markets, we compete against multiple categories of providers. In the managed services area, we compete against providers of satellite-based and terrestrial-based networks, including fiber optic, cable, wireless internet service and internet protocol-based virtual private networks (VPN), which vary by region. In the in-flight connectivity market, we compete against direct and indirect providers of in-flight WiFi services, such as ViaSat and SpaceX.

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”) and Starlink Services LLC, which is owned by Space Exploration Technologies Corp. (“SpaceX”). Both ViaSat and SpaceX have also entered the South and Central American consumer markets.

Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

Manufacturing – Broadband and Satellite Services

Certain products in our Broadband and Satellite Services segment are assembled at our facilities, and we outsource a portion of the manufacturing of other products to third parties. We believe that our manufacturing facilities have sufficient capacity to handle current and future demand. We also contract with certain third-party vendors for the development and manufacture of components that are integrated into our products.

NEW BUSINESS OPPORTUNITIES

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position or otherwise offer growth opportunities.

GOVERNMENT REGULATIONS

Our operations, particularly our global satellite operations, Pay-TV operations, our Wireless and Broadband and Satellite Services businesses and our Wireless spectrum licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and international, foreign, state and local authorities. We are subject to telecommunications regulation by a number of regulatory bodies including the FCC, other U.S. federal and state regulators and government agencies, the ITU and regulators and governments in other countries and regions where we hold licenses including the E.U., the U.K., India, Australia and several Latin American countries. We are also subject to export control laws and regulations and trade sanctions laws and regulations of the U.S. and other countries with respect to the export of telecommunications equipment and services. In addition, in the U.S. and some other countries, we are subject to country specific approvals of our products.

Depending upon the circumstances, non-compliance with applicable legislation or regulations could result in suspension or revocation of our licenses or authorizations, acceleration of requirements, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations. These governmental authorities could also adopt regulations or take other actions that would adversely affect our business prospects.

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

As detailed below, our Pay-TV operations are subject to FCC jurisdiction, including, without limitation, the FCC’s rules for satellite licensing, placement of satellites, interference avoidance, spectrum sharing and coordination with other satellite systems. We must comply with FCC rules promulgating public interest requirements for DBS providers, security functionality for video providers, technology standards, media ownership, carriage of cable programming and net neutrality. In addition, the Copyright Act of 1976 (the “Copyright Act”) and the Communications Act of 1934 (the “Communications Act”) govern our carriage of broadcast signals.

Our 5G Network Deployment services and our Wireless spectrum licenses are subject to regulation by the FCC and, depending on the jurisdiction, other federal, state and local, as well as international, governmental authorities and regulatory agencies, including, among other things, regulations governing the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally 10-12 years that are subject to renewal or revocation. There can be no assurances that our Wireless spectrum licenses will be renewed. Failure to comply with FCC build-out requirements in a given license area may result in acceleration of other build-out requirements or in the modification, cancellation or non-renewal of licenses. For further information related to our licenses and build-out requirements related to our Wireless spectrum licenses see Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Our Pay-TV and 5G Network Deployment operations are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Any failure by us, our suppliers, or other parties with whom we do business to comply with these standards and practices or with other federal, state or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.

The following summary of regulatory developments and legislation in the United States is not intended to describe all present and proposed government regulation and legislation affecting the video programming distribution, satellite services, wireless telecommunications, broadband and Internet industries. Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change these industries to varying degrees. We cannot predict either the outcome of such proceedings or any potential impact they might have on these industries or on our operations.

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

We hold licenses and authorizations for satellite and earth stations as well as other services. All satellite licenses issued by the FCC are subject to expiration unless extended by the FCC. Our U.S. FSS licenses generally have 15 year terms. Our DBS licenses generally have 10 year terms. Our licenses are currently set to expire at various times. In addition, at various times we have relied on special temporary authorizations for our operations. A special temporary authorization is granted for a period of only 180 days or less, subject to possible renewal by the FCC. From time to time, we apply for authorizations to use new satellites at our existing orbital locations. To obtain and operate under such FCC licenses and authorizations, we must satisfy strict legal, technical and financial qualification requirements and other conditions including, among other things, satisfaction of certain technical and ongoing due diligence obligations, construction milestones, maintaining bonds, payment of annual regulatory fees and various reporting requirements. Generally, our FCC licenses and special temporary authorizations have been renewed, and our applications for new satellites at our existing orbital locations have been approved, by the FCC on a routine basis, but there can be no assurance that the FCC will continue to do so. Several third parties have opposed in the past, and we expect these or other parties to oppose in the future, some of our FCC satellite authorizations and pending and future requests to the FCC for extensions, modifications, waivers and approvals of our licenses. Necessary federal approval of these applications may not be granted, may not be granted in a timely manner, or may be granted subject to conditions that may be cumbersome. It is also possible the FCC could revoke or terminate certain of our authorizations or licenses if we do not meet the legal, technical and financial requirements discussed above.

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

Interference from Other Services Sharing Satellite Spectrum. Non-geostationary orbit (“NGSO”) FSS satellites are permitted to operate on a co-primary basis in the same frequency band as our DBS and geostationary orbit (“GSO”) FSS satellites. The FCC has also authorized the use of multichannel video distribution and data service (“MVDDS”) licenses in the DBS band. MVDDS licenses were auctioned in 2004. MVDDS systems have been commercially deployed in a few markets. We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas. The FCC currently has an open proceeding considering whether to permit MVDDS licensees to become Fixed Service operators. We cannot predict either the outcome of this proceeding or any potential impact it might have on our operations.

Despite regulatory provisions intended to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business. SpaceX, Amazon’s Project Kuiper (“Kuiper”) and others have obtained FCC authority to launch and operate, or provide service from, NGSO satellite systems using a variety of spectrum bands, including the 12.2-12.7 GHz band, which we use for our DBS service, and where we also have certain licenses to provide one-way terrestrial MVDDS service. These systems are in the early stages of launch, deployment and operation. When fully deployed by SpaceX, Kuiper and others, there will be tens of thousands of NGSO satellites in orbit sharing our spectrum. There can be no assurance that they will not interfere with our DBS operations and adversely affect our business or that they will not hinder our ability to provide MVDDS service.

Satellite Competition from Additional Slots and Interference. Both DirecTV and us have obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot. The possibility that the FCC will allow service to the United States from additional foreign slots may permit additional competition against us from other satellite providers. It may also provide a means by which to increase our available satellite capacity in the United States. In addition, a number of administrations, such as Great Britain and the Netherlands, have requested authority to add orbital locations serving the United States close to our licensed slots. Such operations could cause harmful interference to our satellites and constrain our future operations.

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

In recent years, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers, which could have a material adverse effect on our business, financial condition and results of operations. The broadcast stations’ demands for higher rates have resulted in more frequent negotiating impasses and programming interruptions. During these programming interruptions, our subscribers in the affected markets lack access to popular programming and may switch to another multichannel distributor that may be able to provide them with such programming. In addition, the national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations. These requirements may place constraints on available capacity on our satellites for other programming.

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

Early Termination Fees. In December 2023, the FCC released a Notice of Proposed Rulemaking seeking comment on proposals that would prohibit pay-TV providers from imposing early termination fees on consumers and from practices that require customers who cancel service mid-billing cycle to pay for a complete cycle. If adopted, such prohibitions could impact our pricing and packages. We cannot predict the timing or outcome of this proceeding.

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

Media Ownership Rules. In 2016, the broadcast industry petitioned the FCC to relax its media ownership rules, which, among other things, limit the number of commonly owned TV stations per market and restrict newspaper/broadcast cross-ownership and radio/TV cross-ownership. In November 2017, the FCC voted to: (i) eliminate the newspaper/broadcast cross-ownership rule; (ii) eliminate the radio/television cross-ownership rule; (iii) relax the local television ownership rules to eliminate certain restrictions and modify others; and (iv) eliminate the attribution rule for television joint-sales agreements (collectively, the “2017 Order”). In 2019, the U.S. Court of Appeals for the Third Circuit vacated the 2017 Order. Pursuant to this decision in Prometheus Radio Project v. FCC, on December 20, 2019, the FCC amended its rules to reverse the 2017 Order and reinstate the rules as they existed prior to the 2017 Order. The FCC, though, petitioned for a writ of certiorari with the Supreme Court to reverse the Third Circuit’s decision. On April 1, 2021, in FCC v. Prometheus Radio Project, the Supreme Court reversed the Third Circuit, finding that “the FCC’s analysis was reasonable and reasonably explained for purposes of the APA’s deferential arbitrary and capricious standard.” On June 4, 2021, the FCC released an Order reinstating the rule changes from the 2017 Order.

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

In December 2023, the FCC concluded its 2018 quadrennial proceeding and issued an Order that, among other things, retained the FCC’s general prohibition on a broadcaster owning two or more of the top four stations in a market and added language intended to prevent broadcasters from circumventing this rule by acquiring a top four affiliation and placing it on a multicast or low power television signal on a going forward basis. We cannot predict whether there will be additional challenges to these rules or whether the FCC may address media ownership issues going forward, either through the imposition of new rules or the relaxation of remaining ownership restrictions.

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

Open Internet (also known as “Net Neutrality”). In 2015, the FCC adopted Open Internet rules, which applied to both fixed and mobile broadband access providers and prohibited them from, among other things, blocking or throttling traffic, paid prioritization and unreasonably interfering with, or disadvantaging, consumers’ or content providers’ access to the Internet. In addition, because the FCC reclassified broadband access providers as common carriers, these providers were subject to the general common carrier requirements of reasonableness and nondiscrimination. In December 2017, the FCC reversed course and voted to reclassify broadband access providers as information service providers, instead of common carriers. The FCC also voted to eliminate the majority of the Open Internet rules, leaving only certain ISP transparency requirements in place. In 2024, the FCC reversed course yet again by adopting a Declaratory Ruling, Order, Report and Order, and Order on Reconsideration that reestablished the FCC’s authority over broadband internet access services under Title II of the Communications Act, mostly replicating its 2015 decision. On January 2, 2025, the United States Court of Appeals for the Sixth Circuit found that the FCC lacks the statutory authority to impose these rules and set aside the 2024 Order. We cannot predict the future of these rules or the impact to our Wireless business.

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

Definition of MVPD. In December 2014, the FCC issued a Notice of Proposed Rulemaking regarding the definition of an MVPD. Among other things, the FCC is considering whether the definition of an MVPD should apply to Internet-based streaming services, thus making such services subject to the same regulations as an MVPD. The FCC is also considering the appropriate treatment of purely Internet-based linear video programming services that cable operators and DBS providers offer in addition to their traditional video services. This proceeding remains pending. We cannot predict the timing or outcome of this rulemaking or other related rulemaking proceedings.

Federal Trade Commission. The Federal Trade Commission (“FTC”) and other federal agencies also have jurisdiction over some consumer protection and elimination and prevention of anticompetitive business practices.

Telecommunications Regulation. Many of the services we provide are also subject to FCC regulation as telecommunications services. For certain services in the U.S., we are required to contribute fees, computed as a percentage of our revenue from telecommunications services to various funds, including the Universal Service Fund (“USF”) to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. Current FCC rules permit us to pass these contributions through to our customers. The FCC also requires broadband internet access and internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act, which generally requires telecommunications carriers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services. In addition, as a provider of interconnected voice over internet protocol services, we are required to abide by a number of rules related to telephony service, including rules dealing with the protection of customer information and the processing of emergency calls.

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

International Regulation

We are subject to certain regulations adopted by the International Telecommunication Union (“ITU”). The orbital location and frequencies for certain of our satellites are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules, regulations and rights for a satellite and associated earth stations to use specific radio frequencies at a specific orbital location. These rules, which include deadlines for the bringing of satellite networks into use, differ depending on the type of service to be provided and the frequencies to be used by the satellite. On our behalf, various countries have made and may in the future make additional filings for the frequency assignments at particular orbital locations that are used or to be used by our current satellite networks and potential future satellite networks we may build or acquire.

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

Certain of our satellite services also must conform to the ITU service plans for Region 2 (which includes the United States). If any of our operations are inconsistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Certain of our satellites are not presently entitled to any interference protection from other satellites that are in conformance with the plan. Accordingly, unless and until the ITU modifies its service plans to include the technical parameters of our non-conforming operations, our non-conforming satellites, along with those of other non-conforming satellite operators, must not cause harmful electrical interference with other assignments that are in conformance with the ITU service plans.

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

Such licenses may impose certain conditions, including implementation and operation of the satellite system in a manner consistent with certain milestones (such as for contracting, satellite design, construction, launch and implementation of service), that the satellite or its launch be procured through a national entity, that the satellite control center be located in a national territory, that a license be obtained prior to launching or operating the satellite or that a license be obtained before interconnecting with the local switched telephone network and we may be subject to penalties or fines for failing to meet such conditions.

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

Regulations Governing our Wireless Operations

The FCC regulates many aspects of our Wireless and 5G Network Deployment operations. Generally, the FCC has jurisdiction over the construction, operation, acquisition and transfer of wireless communications systems. All wireless services require use of radio frequency spectrum, the assignment and distribution of which is subject to FCC regulations and oversight. The FCC can also determine what services can be offered and how they can be offered over certain frequency bands. For more information regarding our FCC Licenses, see discussion above and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Additionally, the FCC and the Federal Aviation Administration regulate the siting, lighting and construction of transmitter towers and antennae. Tower siting and construction are also subject to, among other things, state and local zoning, as well as federal statutes regarding environmental and historic preservation. The future costs to comply with all relevant regulations are to some extent unknown and changes to regulations, or the applicability of regulations, could result in higher operating and capital expenses, or reduced revenues in the future. Furthermore, the FCC has also imposed certain specific mandates on wireless carriers, including, but not limited to, construction and geographic coverage requirements, technical operating standards, provision of enhanced 911 services, roaming obligations, assistance to law enforcement and requirements for wireless tower and antenna facilities.

The FTC and other federal agencies also have jurisdiction over some consumer protection and elimination and prevention of anticompetitive business practices with respect to the provision of non-common carrier services.

Meanwhile, our 5G Network Deployment will involve significant deployment of certain equipment and therefore increase the need for local permitting processes that allow for the placement of equipment on reasonable timelines and terms. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless communications services providers, certain state and local governments regulate other terms and conditions of wireless service, including, but not limited to, billing, termination of service arrangements and the imposition of early termination fees, advertising, network outages, the use of devices while driving, zoning and land use. The Communications Act also does not prohibit state and local governments from regulating the other “terms and conditions” of wireless service. For example, some states attempt to regulate wireless customer billing matters and impose reporting requirements. Several states also have laws or regulations that address safety issues (e.g., use of wireless handsets while driving) and taxation matters. In addition, wireless tower and antenna facilities are often subject to state and local zoning and land use regulation, and securing approvals for new or modified facilities is often a lengthy and expensive process.

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

Our environmental compliance costs, capital and other expenditures to date have not been material, and we do not expect them to be material in 2025 or 2026. However, environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business and/or environmental compliance costs, capital or other expenditures.

PATENTS AND OTHER INTELLECTUAL PROPERTY

Many entities, including, but not limited to, some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer or that we may offer in the future. In general, if a court determines that one or more of our products or services infringe intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property rights at a material cost or to redesign those products or services in such a way as to avoid infringing any patent claims. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property rights at any price, which could adversely affect our competitive position.

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

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2024, 2023 and 2022, see Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

HUMAN CAPITAL

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman and certain other executives. The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have executed agreements with certain non-competition restrictions that apply if they leave us, we generally do not have employment agreements with them.

We believe that our Wireless business, including our ability to complete our 5G Network Deployment, is dependent on our ability to identify, hire, develop, motivate and retain a team of highly skilled personnel with knowledge of the wireless industry. Our Wireless business will be adversely affected if we fail to effectively identify, hire, develop, motivate and retain highly skilled personnel with knowledge of the wireless industry.

We had approximately 13,700 employees at December 31, 2024, the majority of whom were located in the United States and approximately 600 internationally. We generally consider relations with our employees to be good. Approximately 400 of our employees located in Italy and Brazil are represented by a union. Our mission is to be a global connectivity provider for people, enterprises and things.

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

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our code of ethics is available on our corporate website at https://ir.echostar.com/corporate-governance. In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	71	Chairman
Hamid Akhavan	63	President, Chief Executive Officer
Paul Gaske	71	Chief Operating Officer, Hughes
Dean A. Manson	58	Chief Legal Officer and Secretary
Paul W. Orban	56	Executive Vice President and Chief Financial Officer, DISH
Gary Schanman	54	Executive Vice President and Group President, Video Services
John W. Swieringa	47	President, Technology and Chief Operating Officer

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

Hamid Akhavan. Mr. Akhavan has served as our Chief Executive Officer and President since April 2022. Following the announcement of the agreement to enter into the business combination with DISH Network, Mr. Akhavan served as the DISH Network’s Chief Executive Officer from November 2023 to December 2023. Prior to joining EchoStar, Mr. Akhavan has accumulated extensive leadership experience at major telecommunications and technology companies, including Chief Executive Officer of Unify, Inc, and Chief Executive Officer of T-Mobile International, where he also served as a member of the Board of Management of Deutsche Telekom. In recent years, Akhavan has been active in private equity and serving on the board of directors of several public and private companies.

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

John W. Swieringa. Mr. Swieringa has served as President of Technology and Chief Operating Officer since December 2023 and is responsible for all the technology and operational aspects of our business. Mr. Swieringa previously served as the President of Technology and Chief Operating Officer of DISH Network since August 2023. Mr. Swieringa previously served as President and Chief Operating Officer of DISH Network’s Wireless business segment from January 2022 to August 2023 and has had responsibility for all operational aspects of DISH Network’s Wireless business segment. Mr. Swieringa previously served as Executive Vice President and Chief Operating Officer of DISH Network since December 2017 and as Group President, Retail Wireless since July 2020 and has had responsibility for all aspects of DISH Network’s Retail Wireless business. Mr. Swieringa previously served as Executive Vice President, Operations from December 2015 to December 2017, as Senior Vice President and Chief Information Officer from March 2014 to December 2015 and as Vice President of Information Technology Customer Applications from March 2010 to March 2014. Mr. Swieringa joined DISH Network in December 2007 serving in our finance department.

There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.

Item 1A.RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. If any of the following events occur or evolve in a way different than expected, our business, financial condition, or results of operations could be materially and adversely affected.

Competition and Economic Risks

We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our Pay-TV business faces substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions and other streaming and mobile devices, including, but not limited to, wireless service providers. In recent years, the traditional pay-TV industry has matured, and industry consolidation and convergence have created competitors with greater scale and multiple product/service offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including, but not limited to, competition from piracy-based video offerings. These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described herein. Such providers may be able to, among other things, utilize their increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refuse to enter into data roaming agreements; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends in our Pay-TV Segment – Programming” in this Annual Report on Form 10-K for further information.

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

In addition, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations and financial condition. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter subscriber acquisition policies (including, but not limited to, a focus on attaining higher quality subscribers) and increased competitive pressures, including, but not limited to, aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, we face increased competitive pressures from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. There can be no assurance that our gross new DISH TV subscriber activations, net DISH TV subscriber additions and DISH TV churn rate will not continue to be negatively impacted and that the pace of such negative impact will not accelerate. In the event that our DISH TV subscriber base continues to decline or such decline accelerates, it could have a material adverse effect on our business, results of operations and financial condition.

Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communication services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, video game consoles and other devices, in some cases without a fee required to access the content. While our subscribers can use their traditional video subscription to access mobile programming, an increasing number of subscribers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers is developing content and technologies to satisfy that demand. For example, these technological advancements, changes in consumer behavior and the increasing number of choices available to consumers regarding the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us.

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

As a result of certain acquisitions we have entered the Wireless business. We have made substantial investments to acquire certain wireless spectrum licenses. We plan to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. A Wireless services business presents certain risks. Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

●The wireless services industry is dominated by incumbents. We have limited experience in the wireless services industry, which is an industry with increasing subscriber demands for data services that require increasing capital resources to maintain a robust network. The wireless services industry has incumbent and established competitors such as Verizon, AT&T and T-Mobile, each with substantial market share. These companies have, among other things, greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack. Market saturation is expected to continue to cause subscriber growth rates in the wireless services industry to moderate in comparison to historical growth rates, leading to increased competition for subscribers. As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services. Furthermore, the cost of attracting a new subscriber is generally higher than the cost associated with retaining an existing subscriber. In addition, we face increasing competition from wireless telecommunications providers who offer mobile video offerings or partner with others to create bundled offerings. Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fifth generation of wireless communications. As previously noted, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services. Such companies may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize their increased leverage over third-party content owners and programmers to reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 1. Business – Overview – Wireless - Business Strategy – Wireless” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Wireless Segment” in this Annual Report on Form 10-K for further information.

●Our ability to compete effectively in the wireless services industry is dependent on a number of factors. Our ability to compete effectively in the wireless services industry depends on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of subscriber service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and our capital resources. It also depends on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for and usage of data, video and other voice and non-voice services, demographic trends, economic conditions and discount pricing and other strategies that may be implemented by competitors. It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract and retain subscribers. Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive products and services to subscribers. For example, we may not be able to obtain and offer certain technologies, features or services that are subject to competitor patents or other exclusive arrangements. Our success and financial results also depend on, among other factors, our ability to achieve a lower cost structure in our 5G Network Deployment and commercialization of our 5G Network. As we complete our 5G Network Deployment and continue to transition our business to an MNO from an MVNO, our results of operations and financial performance will depend in part on our ability to offer wireless services more cost effectively than we are able to do so through the use of our current MVNO agreements.
●We depend on certain third parties to provide us with infrastructure and products and services. We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that we would need in order to operate a wireless services business and provide products and services to our subscribers. For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices. If these suppliers or vendors fail to provide equipment or services on a timely basis, or at all, or fail to meet performance expectations, we may be unable to provide products and services as and when expected by our subscribers. Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in operating our Wireless services. Our efforts involve significant expense and require strategic management decisions on, and timely implementation of, among other things, equipment choices, network deployment and management and service offerings. In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which we depend, including, but not limited to, litigation involving claims of patent infringement. In addition, our 5G Network Deployment utilizes an O-RAN architecture, which is designed to, among other things, incorporate components sourced from various third-party suppliers. Generally, these third-party suppliers do not ensure that their products will integrate with components provided by other third-party suppliers. As a result, we generally serve as the overall system integrator. Failure of these products to, among other things, effectively interoperate with one another could adversely affect our financial performance, including, but not limited to, our ability to complete our 5G Network Deployment on a cost-effective or timely basis or at all. In addition, from time to time, we may make certain changes to these products. Failure to successfully implement the changes may result in, among other things, increased operating costs, increased capital expenditures and reduced network performance, each of which, individually or in the aggregate, could adversely affect our operating results and financial condition.
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

In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to, among other things, how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally 10-12 years that are subject to acceleration, renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands. For example, the FCC currently has an open proceeding considering whether to permit MVDDS licensees to become Fixed Service operators. We cannot predict either the outcome of this proceeding or any potential impact it might have on our operations. There can be no assurances that our Wireless spectrum licenses will be renewed or that we will be able to obtain additional licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny. If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits. If a proposed spectrum acquisition exceeds the spectrum screen trigger, such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed, in whole or in part. In addition, from time to time, we may seek modification and/or waiver of certain build out or other requirements of our licenses from the applicable government agency. Historically, we have successfully negotiated such modifications and/or waivers. However, there can be no guarantee that we will continue to be successful and that failure to meet requirements of our license may result in, among other things, adverse government action, including, but not limited to, acceleration of build out deadlines or cancellation or revocation of our licenses.

Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly, partner with and/or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective or existing subscribers. Unlike our larger cable and satellite competitors, some of which also provide internet or broadband based pay-TV services, we have not made significant investments in programming providers. In addition, certain programmers have begun offering a greater amount of their content on a direct-to-consumer basis, including, but not limited to, exclusive and non-exclusive content. As a result, it may be more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Item 1. Business – Government Regulations – FCC Regulations Applicable to Our Operations – Cable Act and Program Access” in this Annual Report on Form 10-K for further information.

Through the MNSA and the NSA, we depend in part on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

In July 2021, we entered into the NSA with AT&T to provide us with wireless network services. Under the NSA, we have committed to activate on AT&T a minimum percentage of certain of our Wireless subscribers and to utilize AT&T’s network for a minimum specified percentage of our domestic roaming data usage.

In 2020 in connection with the Asset Purchase Agreement, we entered into a master network services agreement with T-Mobile to provide us with wireless network services for a period of seven years (the “Prior MNSA”). In June 2022, we and T-Mobile entered into the MNSA, which amended the Prior MNSA. Under the MNSA, we agreed to a minimum purchase commitment to T-Mobile, subject to certain terms and conditions.

As a result, failure to meet the minimum commitments to AT&T or T-Mobile could have a material adverse effect on our business, financial condition and results of operations. For example, failure to meet our minimum commitments could result in, among other things, the acceleration of financial commitments and potential termination of the NSA or the MNSA, respectively.

As we continue our 5G Network Deployment, we currently depend in part on T-Mobile and AT&T to provide us with network services pursuant to the MNSA and the NSA, respectively, primarily in areas our 5G Network doesn’t cover. We rely on T-Mobile and AT&T to, among other things, maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If T-Mobile or AT&T fails to do so, our subscriber activations and churn rate could be negatively impacted, which in turn could have a material adverse effect on our business, financial condition and results of operations. As a result, failure to manage these relationships, including, but not limited to, effectively activating subscribers on the optimal network, transitioning subscribers to a different network, managing the existing subscriber base and vendor relationships and meeting certain minimum commitments could have a material adverse effect on our business, financial condition and results of operations.

In the event that a termination under the NSA or the MNSA were to occur, our Wireless subscribers may need to obtain a new device, a new SIM card or receive a software update to continue receiving Wireless services from us. These required measures could cause significant disruption to our Wireless subscriber base which could result in, among other things, a significant increase in our churn rate. A termination of either the NSA or the MNSA, respectively, could result in significant financial and operational challenges to mitigate such termination, and there can be no assurances that any attempts to mitigate a termination event would be successful on an acceptable timeframe or at all.

We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

We are able to offer wireless services to our customers through the 5G Network, and through our existing agreements with AT&T and T-Mobile, both of whom are competitors of ours. While our agreements with AT&T and T-Mobile had ten and seven-year terms from the date of signing, respectively, to the extent that either network service provider experiences, among other things, network capacity challenges, it is possible that our subscribers could be de-prioritized for access to those networks. Further, AT&T and/or T-Mobile may decide not to renew their agreements with us at acceptable rates, or at all or impose other obligations that we are unable or unwilling to accept. Any reduction in, or loss of, access to those networks in the future could significantly impact our ability to provide services to our subscribers and in turn have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our SLING TV business could be negatively impacted. In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. These risks may be exacerbated to the extent network operators are able to provide preferential treatment to their data, including, for example, by offering wireless subscribers access to owned or preferred video content over the Internet without counting against a subscriber’s monthly data caps, which may give an unfair advantage to the network operator’s own or partners video content.

We cannot predict with any certainty the impact to our business that may result from changes in how network operators handle and charge for access to data that travels across their networks.

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty, which could result in the following:

●	Fewer subscriber activations and increased subscriber churn rate. We could face fewer subscriber activations and increased subscriber churn rate due to, among other things: (i) certain economic factors that impact consumers, including, among others, inflation, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV and Wireless subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness. In particular, our DISH TV churn rate and Wireless churn rate may increase with respect to subscribers who purchase our lower tier programming packages and Wireless services, and who may be more sensitive to economic weakness.
●	Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain high-quality subscribers during a period of economic weakness.

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

We are facing increasing competition which could impact demand for, and result in, increasing pricing pressures with respect to, our products and services.

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

In order to grow and remain competitive, we will need to adapt to changes in available technology, including, but not limited to, artificial intelligence and machine learning, continually invest in our 5G Network Deployment, increase 5G Network capacity, enhance our existing service offerings and introduce new offerings to meet our current and potential subscribers’ changing service demands. Enhancing our 5G Network, including, but not limited to, our ongoing 5G Network Deployment, is subject to risks related to, among other things, equipment choices, network deployment and management and service offerings. In addition, our 5G Network Deployment utilizes an O-RAN architecture, which is designed to, among other things, incorporate components sourced from various third-party suppliers. Generally, these third-party suppliers do not ensure that their products will integrate with components provided by other third-party suppliers. Therefore, we generally serve as the overall system integrator.

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

If our operational performance and subscriber satisfaction with respect to our Pay-TV, Wireless, and/or Broadband and Satellite Services businesses were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems and other initiatives, primarily in our call center and in-home service operations, and our Broadband and Satellite Services and Wireless business operations.

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

We may incur increased costs to acquire new subscribers and retain existing subscribers to some or all of our Pay-TV, Wireless or Broadband and Satellite Services businesses. For example, with respect to our Pay-TV business, our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter subscriber acquisition and retention policies for our DISH TV subscribers, including, but not limited to, higher quality subscribers. Retention costs with respect to our DISH TV services may be driven higher by, among other things, increased upgrades of existing subscribers’ equipment.

Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, including, but not limited to, device subsidies and upgrade discounts, to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate. Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

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

Our ability to earn revenue from our Pay-TV and Broadband and Satellite Services businesses depends on, among other things, the usefulness of our owned and leased satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbits and control over the satellites’ functions, the efficiency of the launch vehicles used and the remaining on-board fuel following in-orbit insertion. Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of any of these satellites. Our operating results could be adversely affected if the useful life of any of our owned or leased satellites was significantly shorter than the minimum design life.

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

Extreme weather has the potential to directly damage our network facilities and other infrastructure and/or disrupt our ability to build and maintain portions of our network and could potentially disrupt suppliers’ ability to, among other things, provide the products and services we require to support our operations. Any such disruption could delay our 5G Network Deployment plans, interrupt service for our customers, increase our costs and have a negative effect on our operating results and financial condition. The potential physical effects of extreme weather, such as storms, floods, fires, freezing conditions, sea-level rise and other adverse weather events could negatively affect our operations and infrastructure and, as a result, our financial results. Operational impacts resulting from extreme weather, such as, among other things, damage to our 5G Network infrastructure, could result in increased costs and loss of revenue. We could be required to incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such weather events. It is impossible to accurately predict the materiality of any potential losses or costs associated with extreme weather.

Our failure to effectively invest in, introduce and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.

Technology in the pay-TV, wireless and broadband and satellite services industries changes rapidly as new technologies are developed, which could cause our products and services to become obsolete. We and our suppliers may not be able to keep pace with technological developments. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.

The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

●	the difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	the proper identification of subscriber needs and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

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

If our products and services are not competitive or perceived as not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including, but not limited to, outages and service slowdowns, from time to time. If the quality of our products and services does not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices and many components that we provide to subscribers in order to deliver services from our Pay-TV, Wireless and Broadband or Satellite Services businesses. We also rely on a limited number of vendors to supply our wireless devices and wireless network equipment used in connection with our 5G Network Deployment. If these vendors are unable to meet our needs because, among other things, they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.

We have experienced in the past and may continue to experience shortages driven by raw material availability (which may be negatively impacted by, among other things, trade protection policies such as tariffs and or/escalating trade tensions, particularly with countries in Asia), manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, or at all, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could require us to make substantial additional investments or find alternative arrangements.

We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

While we offer products and services through direct sales channels, a meaningful percentage of our total gross new subscriber activations are generated through independent third parties such as small retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers and telecommunications companies. Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors. Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably. From time to time, we may adjust the economic terms of agreements with our independent third-party retailers to, among other things, further align our interests with theirs. It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints. In addition, any changes we may make may not result in the intended benefits on an acceptable timeline or at all and as a result, negatively affect our operating results. Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

Risks Related to our Human Capital

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our businesses could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them.

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

Satellite construction and launch are subject to significant risks, including, but not limited to, manufacturing and delivery delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites on an acceptable timeline, or at all. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time and to obtain other launch opportunities. Such significant delays have and could in the future materially affect, among other things, our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. In addition, we generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures.

If we do obtain launch or in-orbit insurance, it may not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a launch failure or significant degradation.

Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Satellite operators are required to enter into international spectrum coordination agreements with other affected satellite operators and must be approved by the relevant governments. If a required agreement cannot be negotiated, we may have to operate the applicable satellite(s) in a manner that does not cause harmful radio frequency interference with the affected satellite. If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including, among other things, intellectual property disputes. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” in this Annual Report on Form 10-K for further information. We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first). Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications. Furthermore, it is sometimes not possible to determine definitively whether a claim of infringement is valid.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Our products and networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell, in a timely manner or at all. The occurrence of, and failure to remedy, any defects, errors or failures in our products or network services could materially affect our business. In addition, our 5G Network Deployment utilizes an O-RAN architecture, which is designed to, among other things, incorporate components sourced from various third-party suppliers. Generally, these third-party suppliers do not ensure that their products will integrate with components provided by other third-party suppliers. As a result, any defect or other problem may adversely affect our business, financial condition and results of operations.

Risks Related to Cybersecurity

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including, but not limited to, our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our business, which has in the past and would in the future suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to, among other things, our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions and the diversion of management and developmental resources.

We rely on certain third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV, Wireless and Broadband and Satellite Services businesses. Some of our key systems and operations, including, but not limited to, those supplied by certain third-party providers, are not fully redundant and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could, among other things, disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new Pay-TV, Wireless, and Broadband subscribers and complete our 5G Network Deployment.

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

We are subject to persistent cybersecurity threats to our networks and systems. Although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. The protective measures we take may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error or other irregularities. For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

In addition, cybersecurity threat actors are increasingly sophisticated through various techniques that involve social engineering and/or misrepresentation. Techniques used in cyber-attacks to obtain unauthorized access to, disable or sabotage information technology systems are increasingly diverse and sophisticated, including as a result of emerging technologies, such as artificial intelligence and machine learning. Data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cyber-attacks during periods of geopolitical conflict. Various events described above have occurred in the past and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may be material, including, but not limited to, increase in our DISH TV and Wireless churn rates, reduced new subscriber activations and reputational harm which could increase or accelerate any of the above risks.

The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems are vulnerable to damage, intrusion or disruption from, among other things, criminal and/or terrorist attacks, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing and/or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Failure to respond, mitigate and/or remedy any cyber-attack or other information technology failure on a timely basis or at all, could materially affect our business.

Our international businesses expose us to additional risks that could harm our business.

Our Broadband and Satellite Services businesses have international operations. In addition to risks described elsewhere herein, the different regions and countries in which we operate our businesses outside of the U.S. expose us to increased risks due to different privacy and cyber-related laws in each of these locations. The same cyber-related issue could have different consequences depending on, among other factors, the region or country of occurrence, the laws applicable in each case and the different levels of enforcement by regulatory and governmental authorities in each jurisdiction. These risks include, but are not limited to, the following:

●	data privacy and security concerns relating to our technology and practices could, among other things, damage our reputation, cause us to incur significant liability and deter current and potential users or customers from using our products and services;
●	software bugs or defects, security breaches and attacks on our systems could result in the improper disclosure of our user data which could harm, among other things, our business reputation and result in legal and/or government action;
●	concerns about our practices about the collection, use, disclosure or security of personal information or other data-privacy-related matters, even if unsubstantiated, could harm our reputation and financial condition;
●	our policies and practices may change over time as expectations regarding privacy and data change.

Our ongoing investments in security will likely continue to identify new vulnerabilities within our services and products.

In addition to our efforts to, among other things, mitigate the risk of cyber-attacks and improve our products and services, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We have discovered and remediated, and may discover new vulnerabilities due to the scale of activities on our platforms, and may not be able to mitigate or fix such vulnerabilities on acceptable timeframes or at all, due to other factors, including, but not limited to, issues outside of our control such as natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, power loss, and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may, among other things, negatively affect user and customer trust, harm our reputation and brands and adversely affect our business and financial results.

Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention and lead to enhanced regulatory oversight.

Acquisition and Capital Structure Risks

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2024, our total debt, finance lease and other obligations (including current portion) outstanding, including the debt of our subsidiaries, was $26.603 billion. Our debt levels could have significant consequences, including, but not limited to;

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our outstanding equity capital or future earnings;
●	increasing our vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms or at all; and
●	placing us at a disadvantage compared to our competitors that are less leveraged or can borrow funds at a lower interest rate.

In addition, we may incur additional debt in the future. The terms of the indentures relating to our senior notes, senior secured notes and our convertible notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

We depend upon our subsidiaries’ earnings to make payments on our indebtedness.

Since we are a holding company and our operations are conducted through our subsidiaries, our ability to service our debt obligations may depend upon the earnings of our operating subsidiaries and their ability to distribute cash or other property to us. We have few assets of significance other than the capital stock of our subsidiaries. Furthermore, creditors of our subsidiaries will have a superior claim to certain of our subsidiaries’ assets. In addition, our subsidiaries’ ability to make any payments to us will depend on, among other factors, their earnings, the terms of their indebtedness, business and tax considerations and legal restrictions. We cannot assure you that our subsidiaries will be able to pay dividends or that our subsidiaries will be able to otherwise distribute funds to us in an amount sufficient to pay the principal of or interest on the indebtedness owed by us.

We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment, which will enhance our ability to compete effectively with other wireless service providers.

There is no assurance that the FCC will find our 5G Network Deployment sufficient to meet the build-out requirements to which our Wireless spectrum licenses are subject. Failure to comply with FCC build-out requirements and/or renewal requirements in a given license area could result in, among other things, acceleration of the build-out deadlines or revocation of the license for that license area. The revocation of a material portion of our Wireless spectrum licenses would have a significant material adverse effect on our 5G Network Deployment and our future business, results of operations and financial condition.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, to fund the efforts described above, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business. To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on favorable terms or at all.

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

We may need additional capital, which may not be available on favorable terms or at all, to fund current obligations, continue investing in our business and to finance acquisitions and other strategic transactions.

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

Continued or prolonged higher interest rates could increase our cost of capital and require us to devote a higher percentage of our cash flow to interest payments, which could have a material adverse effect on our financial results.

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

In the event the conditional conversion features of the convertible Notes are triggered, holders of these instruments will be entitled to convert their convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity.

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

There are restrictive covenants in our and our subsidiaries’ Indentures that restrict us and our subsidiaries (as applicable), under certain circumstances, from taking certain actions such as, among other things:

●	incur or guarantee additional debt;
●	allow to exist certain restrictions on certain subsidiaries’ ability to pay dividends, make distributions, make other payments or transfer assets;
●	restrict our ability to make investments or make other payments in respect of our equity securities or our other indebtedness;
●	limit our ability to incur indebtedness that is senior to, equal or subordinate to certain Indebtedness, or to engage in certain sale/leaseback transactions;
●	enter into certain transactions with affiliates;
●	merge or consolidate with another company;
●	restrict our ability to repurchase or prepay any other of our securities or other indebtedness;
●	restrict our ability to enter into highly leveraged transactions;
●	incur liens; and
●	restrict guarantors’ ability to engage in new activities.

Our ability to, among other things, recapitalize, incur additional debt, secure existing or future debt or take a number of other actions may be limited by the terms of our Indentures, business and tax considerations and legal restrictions, including, but not limited to, repurchasing indebtedness or capital stock or paying dividends and could have the effect of diminishing our ability to make payments on our outstanding Indebtedness when due.

Risks Related to the Regulation of Our Business

Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV, Wireless and/or Broadband and Satellite Services offerings available to our subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum.

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

These laws and regulations are subject to the administrative and political process and do change from time to time. We may be affected by changes to government leadership and policy changes resulting from new leaders. We have been subject to such changes in the past and may be subject to such changes in the future and those changes may negatively impact us, including but not limited to, the addition of new regulations, the modification or rescission of past regulations which may be favorable and the increase or decrease of government programs which us or our subscribers may be recipients. Our business could suffer a material adverse impact if laws and regulations change and we are not able to adapt to these changes efficiently.

Additionally, we are subject to emerging and evolving regulatory requirements and frameworks regarding environmental, social and governance matters, including, but not limited to, potential new or revised disclosure rules proposed by the SEC and recently enacted or proposed legislation in jurisdictions such as California. The ultimate scope of these regulations may change as they are finalized, and they may not be uniform across jurisdictions. Meeting these obligations may require significant investments of time, capital and personnel.

If our internal controls are not effective, our business, our stock price and investor confidence in our financial results may be adversely affected.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. We depend on our third-party vendors’ internal controls and rely on these controls when evaluating the effectiveness of our internal controls. If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.

Risks Related to Ownership of our Common Stock

We are controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 51.7% of our total equity securities (assuming conversion of the Class B common stock beneficially owned by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days) and beneficially owns approximately 90.6% of the total voting power of all classes of shares (assuming no conversion of any Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days).  Through his beneficial ownership of our equity securities, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the NASDAQ listing rules and, therefore, are not subject to NASDAQ requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Pursuant to the Amended Support Agreement (which was signed as part of the Merger), Mr. Ergen and the other Ergen Stockholders have agreed not to vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them, other than with respect to any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing of the Merger. As a result, Mr. Ergen’s effective total voting power is approximately 89.6%.

It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

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

As discussed above, Mr. Ergen beneficially owns approximately 51.7% of our total equity securities and approximately 90.6% of the total voting power of all classes of shares and such ownership may make it impractical for any third-party to obtain control of us.

In addition, pursuant to our articles of incorporation we have a significant amount of authorized and unissued stock that would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

Future issuances of our Class A common stock and hedging activities may depress the trading price of our Class A common stock.

Any issuance of equity securities, including the issuance of shares of Class A common stock upon conversion of our convertible notes, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our Class A common stock. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons. A substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of stock options and settlement of restricted share units and stock units. In addition, the price of our Class A common stock could also be affected by possible sales of our Class A common stock, including sales by investors who view our convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock.

Our Class A common stock price and trading volume has been and may continue to be volatile or may decline regardless of our operating performance, which could cause purchasers of our Class A common stock to incur substantial losses.

Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price of our Class A common stock has fluctuated, and may continue to fluctuate widely due to many factors, some of which may be beyond our control. Many factors may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section as well as the following:

●	pandemics, crises or disasters;
●	our operating and financial performance and prospects; our quarterly or annual earnings or those of other companies in our industry compared to market expectations; future announcements or press coverage concerning our business or our competitors’ businesses;
●	•the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	•the size of our public float;
●	•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	•market and industry perception of our success, or lack thereof, in pursuing our business strategies;
●	•strategic actions by us or our competitors, such as acquisitions or restructurings;
●	•changes in laws or regulations which adversely affect our industry or us;
●	•changes in accounting standards, policies, guidance, interpretations or principles;
●	•changes in senior management or key personnel;
●	•issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock or other securities;
●	•adverse resolution of new or pending litigation against us; and
●	•changes in general market, economic and political conditions in the United States and global economies or financial markets, including, but not limited to, those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

As a result, volatility in the market price and trading volume of our Class A common stock may prevent investors from being able to sell their shares of Class A common stock at or above their purchase price, or at all. These fluctuations may be unrelated or disproportionate to our operating performance or prospects and may materially reduce the market price of our Class A common stock. If the market price of our Class A common stock experiences significant volatility, including substantial decreases, you could incur a substantial or complete loss on your investment.

General Risks

Sociopolitical volatility and polarization may adversely affect our business operations and reputation.

The current sociopolitical environment is characterized by deep complexity, volatility and polarization on various social and political issues. The increasing intersection of technology and politics has led to rapid and unpredictable shifts in public sentiment. Social media and digital platforms have amplified the voices of various stakeholders, creating the potential for swift change in public opinion and stronger reactions to corporate actions. As a company that sells products and services across the nation to millions of customers, these dynamics increase the risk of negative government and customer reactions, including, but not limited to, potential reputational damage, boycotts and shifts in consumer behavior that could adversely affect our brand, sales and profitability. Our ability to respond effectively, sensitively and authentically to the expectations and concerns of our customers, employees and other stakeholders is key to mitigating these risks. If we are unable to manage these challenges effectively, there may be adverse impacts to our business, reputation, financial condition and operating results.

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

We have an enterprise-wide information security program designed to identify, protect against, detect, respond to and recover from cybersecurity risks, threats and events. Our cyber risk management system contributes significantly to the overall resilience and integrity of our business by, among other things, integrating the risk identification process in all major company initiatives and deployment processes, implementing a unified approach to managing both digital and traditional business risks, making continuous improvements and regularly reporting to management and the Board of Directors as a whole to ensure accountability.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We and certain third parties conduct regular reviews and tests of our information security program and also leverage, among other things, audits, tabletop exercises, penetration and vulnerability testing, cybersecurity maturity assessments, simulations and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. In addition, we evaluate third-party risks and perform third-party risk management to assess, identify and mitigate risks from third parties such as vendors, suppliers and other business partners.

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

We anticipate that we will continue to evaluate and address as needed our cybersecurity risk management, policies, structure, strategies and governance to meet our needs.

Item 2.PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

	Segment(s) Using Property	Owned	Leased
Corporate headquarters, Englewood, Colorado	All	X
General offices, Littleton, Colorado	Wireless		X
General offices, engineering offices, network and manufacturing operations and shared hubs, Germantown, Maryland	Broadband and Satellite Services	X
General offices and warehouse, Griesheim, Germany	Broadband and Satellite Services	X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	Pay-TV	X
Data center, gateways, equipment and operations, Cheyenne, Wyoming	All	X
Digital broadcast operations center, Cheyenne, Wyoming	Pay-TV	X
Digital broadcast operations center and gateways, Gilbert, Arizona	Pay-TV/Broadband and Satellite Services	X
Engineering offices and service center, Englewood, Colorado	Pay-TV	X
Warehouse, Denver, Colorado	Pay-TV	X
Warehouse and distribution center, Spartanburg, South Carolina	Pay-TV/Wireless		X
Warehouse and distribution center, Denver, Colorado	Pay-TV/Wireless		X
Warehouse and distribution center, Atlanta, Georgia	Pay-TV/Wireless		X

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

Market Information

Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “SATS.” As of February 20, 2025, there were approximately 8,441 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 20, 2025, all of the 131,348,468 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family. There is currently no trading market for our Class B common stock.

Dividends

We have not paid any cash dividends on our common stock in the past two years. We currently do not intend to declare dividends on our common stock. Payment of any future dividends will depend upon our earnings, capital requirements, contractual restrictions and other factors the Board of Directors considers appropriate. Our ability to declare dividends is affected by the covenants in our and our subsidiaries’ indentures. See Note 10 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Exchange Offer

On March 4, 2024, we commenced a tender offer to eligible employees (which excludes our co-founders and the non-employee members of our Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in our Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and we accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, during the second quarter of 2024, the exercise price of approximately 6 million new stock options, affecting approximately 1,000 eligible employees, was adjusted to $14.04.

The new stock options were offered in reliance of the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. For details on the terms of the new options, see Item 4 of our Schedule TO Tender Offer Statement dated March 4, 2024 and filed with the SEC on March 4, 2024.

PIPE Shares

On September 30, 2024, we entered into subscription agreements with certain accredited investors including CONX (the “PIPE Investors” and the subscription agreements, the “Subscription Agreements”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 14.265 million shares (the “PIPE Shares”) of our Class A Common Stock at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the CONX Subscription Agreement represented an agreement to purchase from us an aggregate of 1.551 million shares of our Class A Common Stock for an aggregate cash purchase price of approximately $43.5 million. The PIPE Shares were issued and settled on November 12, 2024.

The PIPE Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. We relied on this exemption from registration based in part on representations made by the PIPE Investors.

Stock Repurchase Program

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2024 through December 31, 2024.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
October 1, 2024 - October 31, 2024	—	$—	—	$1,000,000
November 1, 2024 - November 30, 2024	—	$—	—	$1,000,000
December 1, 2024 - December 31, 2024	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000
(1)	On October 25, 2024, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2025. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Recent Developments

DIRECTV Transaction

On September 29, 2024, we and DTV entered into the Purchase Agreement. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from us all of the issued and outstanding equity interests of DISH DBS, which operates our Pay-TV business.

Following written notice from DTV received on November 20, 2024, DTV terminated the Purchase Agreement effective at 11:59 pm ET on November 22, 2024 pursuant to Section 7.01(a)(iv) of the Purchase Agreement because the DISH DBS Exchange Offers were not consummated by the Exchange Offer Settlement Date (as defined in the Purchase Agreement). No termination fee or other payment was due from either party to the other as a result of the termination of the Purchase Agreement.

Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services. Historically, we reported four primary business segments: (1) Pay-TV; (2) Retail Wireless; (3) 5G Network Deployment; and (4) Broadband and Satellite Services. See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Our Wireless segment provides Wireless communication services and products. We currently offer our Wireless services for 5G VoNR to over 220 million Americans and for 5G broadband service to over 268 million Americans, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Wireless services. We offer competitive consumer plans with no annual service contracts and device financing arrangements for certain qualified subscribers.

Our Wireless segment business strategy is to expand our current target segments and profitably grow our Wireless subscriber base and commercialize and grow customer traffic on our 5G Network. We intend to grow our Wireless subscriber base by acquiring and retaining high quality subscribers with competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

We are currently operating primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones. We have deployed 5G VoNR covering over 220 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively.

As part of the commercialization of our Wireless spectrum licenses through the completion of our 5G Network Deployment, we have committed to the FCC to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further details.

Our Broadband and Satellite Services segment business strategy is to maintain and improve our leadership position and competitive advantage through development of leading-edge technologies and services marketed to selected sectors within the consumer, enterprise and government markets globally. Within our Broadband and Satellite Services segment we are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses, and satellite, multi-transport technologies and managed network services to enterprise customers, telecommunications providers, airlines and government entities, including civilian and defense. Our EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is an integral part of our satellite services business. We have leveraged the EchoStar XXIV to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets.

Economic Environment

During 2023 and 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

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

Cost of services. “Cost of services” principally includes Pay-TV programming expenses and other operating costs related to our Pay-TV segment, costs of Wireless services (including costs incurred under the MNSA and NSA), costs of broadband services, maintenance and other contracted services, and costs associated with satellite and transponder leases and services. Beginning on January 1, 2024, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs as a significant portion of our 5G Network was placed into service.

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of wireless devices and other related items, the cost of broadband equipment and networks, as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized. In addition, prior to January 1, 2024, “Cost of sales – equipment and other” included certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, which is now included in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities and derivative instruments, foreign currency transaction gains and losses, debt extinguishment gains and losses, and equity in earnings and losses of our affiliates.

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

Government subsidized wireless subscribers and other wireless subscribers (“Government subsidized subscribers”). Our Government subsidized subscribers have different subscriber economics than our core Wireless subscribers, including a significantly higher churn rate and lower subscriber acquisition costs. Therefore, our Government subsidized subscriber additions are recorded net of disconnects. Our Government subsidized subscriber count includes Wireless subscribers that participate in government subsidized programs, including the ACP program and Lifeline program, defined below, and other subscribers acquired under the Gen Mobile brand. The Affordable Connectivity Program (“ACP”) was a federal program offering broadband services and devices discounts to help low-income individuals that meet certain eligibility criteria. The ACP program funding concluded on June 1, 2024. The Lifeline Program is a federal program offering broadband services discounts to help low-income individuals that meet certain eligibility criteria. Certain states also offer a separate Lifeline program.

Wireless average monthly revenue per subscriber (“Wireless ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per Wireless subscriber, or Wireless ARPU, by dividing average monthly Wireless subscriber revenue included in “Service revenue” for the period by our average number of Wireless subscribers for the period. The average number of Wireless subscribers is calculated for the period by adding the average number of Wireless subscribers for each month and dividing by the number of months in the period. The average number of Wireless subscribers for each month is calculated by adding the beginning and ending Wireless subscribers for the month and dividing by two.

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

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services.

Revenue and operating income (loss) by segment are shown in the table below:

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$10,688,204	$11,571,159	$(882,955)	(7.6)
Wireless	3,607,983	3,732,160	(124,177)	(3.3)
Broadband and Satellite Services	1,575,788	1,755,559	(179,771)	(10.2)
Eliminations	(46,459)	(43,280)	(3,179)	(7.3)
Total revenue	$15,825,516	$17,015,598	$(1,190,082)	(7.0)

Operating income (loss):
Pay-TV	$2,647,954	$2,699,810	$(51,856)	(1.9)
Wireless	(2,831,906)	(2,524,553)	(307,353)	(12.2)
Broadband and Satellite Services	(117,901)	(458,609)	340,708	74.3
Eliminations	(2,217)	5,443	(7,660)	*
Total operating income (loss)	$(304,070)	$(277,909)	$(26,161)	(9.4)
*	Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $15.826 billion for the year ended December 31, 2024, a decrease of $1.190 billion or 7.0% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV, Broadband and Satellite Services, and Wireless segments.

Total operating income (loss). Our consolidated operating loss totaled $304 million for the year ended December 31, 2024, an increase in operating loss of $26 million compared to the same period in 2023. This change primarily resulted from an increase in operating loss from our Wireless segment, a decrease in operating income from our Pay-TV segment, and a decrease in operating loss from our Broadband and Satellite Services segment.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
	2023	2022	Amount	%

	(In thousands)
Revenue:
Pay-TV	$11,571,159	$12,505,392	$(934,233)	(7.5)
Wireless	3,732,160	4,180,018	(447,858)	(10.7)
Broadband and Satellite Services	1,755,559	1,998,093	(242,534)	(12.1)
Eliminations	(43,280)	(49,257)	5,977	12.1
Total revenue	$17,015,598	$18,634,246	$(1,618,648)	(8.7)

Operating income (loss):
Pay-TV	$2,699,810	$2,933,898	$(234,088)	(8.0)
Wireless	(2,524,553)	(888,232)	(1,636,321)	*
Broadband and Satellite Services	(458,609)	181,615	(640,224)	*
Eliminations	5,443	5,557	(114)	(2.1)
Total operating income (loss)	$(277,909)	$2,232,838	$(2,510,747)	*
*	Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $17.016 billion for the year ended December 31, 2023, a decrease of $1.619 billion or 8.7% compared to the same period in 2022. The net decrease primarily resulted from the decrease in revenue from our Pay-TV, Wireless and Broadband and Satellite Services segments.

Total operating income (loss). Our consolidated operating loss totaled $278 million for the year ended December 31, 2023, compared to income of $2.233 billion during the same period in 2022. The net decrease primarily resulted from an increase in operating loss from our Wireless segment and to a lesser extent decreases in operating income (loss) from our Broadband and Satellite Services and Pay-TV segments. The year ended December 31, 2023 was adversely impacted by impairments of goodwill of: (1) $533 million from our Broadband and Satellite Services segment; (2) $219 million from our Wireless segment; and (3) $6 million from our Pay-TV segment. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of December 31, 2024, we had 7.778 million Pay-TV subscribers in the United States, including 5.686 million DISH TV subscribers and 2.092 million SLING TV subscribers.

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

Trends in our Pay-TV Segment

Competition

Competition has intensified in recent years as the pay-TV industry has matured. We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services. We face substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions and other streaming and mobile devices, including wireless service providers. In recent years, industry consolidation and convergence has created competitors with greater scale and multiple product/service offerings. These developments, among others, have contributed to intense and increasing competition, and we expect such competition to continue.

We incur significant costs to retain our existing DISH TV subscribers, generally as a result of upgrading their equipment to next generation receivers, primarily including our Hopper® receivers and by providing retention credits. Our DISH TV subscriber retention costs may vary significantly from period to period.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to: Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. There can be no assurance that the removal of any channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

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

RESULTS OF OPERATIONS – Pay-TV Segment

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$10,613,653	$11,385,961	$(772,308)	(6.8)
Equipment sales and other revenue	74,551	185,198	(110,647)	(59.7)
Total revenue	10,688,204	11,571,159	(882,955)	(7.6)

Costs and expenses:
Cost of services	6,546,506	6,977,628	(431,122)	(6.2)
% of Service revenue	61.7%	61.3%
Cost of sales - equipment and other	80,271	91,164	(10,893)	(11.9)
Selling, general and administrative expenses	1,076,142	1,414,808	(338,666)	(23.9)
% of Total revenue	10.1%	12.2%
Depreciation and amortization	337,331	381,292	(43,961)	(11.5)
Impairment of long-lived assets and goodwill	—	6,457	(6,457)	*
Total costs and expenses	8,040,250	8,871,349	(831,099)	(9.4)

Operating income (loss)	$2,647,954	$2,699,810	$(51,856)	(1.9)

Other data:
Pay-TV subscribers, as of period end (in millions)	7.778	8.526	(0.748)	(8.8)
DISH TV subscribers, as of period end (in millions)	5.686	6.471	(0.785)	(12.1)
SLING TV subscribers, as of period end (in millions)	2.092	2.055	0.037	1.8
Pay-TV subscriber additions (losses), net (in millions)	(0.748)	(1.224)	0.476	38.9
DISH TV subscriber additions (losses), net (in millions)	(0.785)	(0.945)	0.160	16.9
SLING TV subscriber additions (losses), net (in millions)	0.037	(0.279)	0.316	*
Pay-TV ARPU	$108.90	$104.56	$4.34	4.2
DISH TV subscriber additions, gross (in millions)	0.282	0.464	(0.182)	(39.2)
DISH TV churn rate	1.46%	1.69%	(0.23)%	(13.6)
DISH TV SAC	$999	$1,118	$(119)	(10.6)
Purchases of property and equipment, net of refunds **	$218,473	$242,736	$(24,263)	(10.0)
OIBDA	$2,985,285	$3,081,102	$(95,817)	(3.1)
*	Percentage is not meaningful.
**	Purchases of property and equipment, net of refunds includes satellite purchases during the years ended December 31, 2024 and 2023 of $121 million and $105 million, respectively.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 785,000 net DISH TV subscribers during the year ended December 31, 2024 compared to the loss of approximately 945,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We added approximately 37,000 net SLING TV subscribers during the year ended December 31, 2024 compared to the loss of approximately 279,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the year ended December 31, 2024, we activated approximately 282,000 gross new DISH TV subscribers compared to approximately 464,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 39.2%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2024 was 1.46% compared to 1.69% for the same period in 2023. Our DISH TV churn rate for the year ended December 31, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts. In addition, our DISH TV churn rate for the year ended December 31, 2023 was briefly elevated due to a cybersecurity incident in the first quarter of 2023.

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

Service revenue. “Service revenue” totaled $10.614 billion for the year ended December 31, 2024, a decrease of $772 million or 6.8% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $75 million for the year ended December 31, 2024, a decrease of $111 million or 59.7% compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the second quarter of 2023.

Pay-TV ARPU. Pay-TV ARPU was $108.90 during the year ended December 31, 2024 versus $104.56 during the same period in 2023. The $4.34 or 4.2% increase in Pay-TV ARPU was primarily attributable to DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $6.547 billion during the year ended December 31, 2024, a decrease of $431 million or 6.2% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber due to, among other things, operational efficiencies, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the year ended December 31, 2023 were negatively impacted by approximately $30 million in cybersecurity-related expenses to remediate a cybersecurity incident and provide additional customer support. “Cost of services” represented 61.7% and 61.3% of “Service revenue” during the years ended December 31, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.076 billion during the year ended December 31, 2024, a $339 million or 23.9% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $337 million during the year ended December 31, 2024, a $44 million or 11.5% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, the expiration of our Nimiq 5 finance lease in September 2024, and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $6 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH TV SAC. DISH TV SAC was $999 during the year ended December 31, 2024 compared to $1,118 during the same period in 2023, a decrease of $119 or 10.6%. This change was primarily attributable to a decrease in advertising costs per subscriber and a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the years ended December 31, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $26 million and $54 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Our “DISH TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions or provide greater equipment subsidies. See further information under “Liquidity and Capital Resources – Subscriber Acquisition and Retention Costs.”

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$11,385,961	$12,360,601	$(974,640)	(7.9)
Equipment sales and other revenue	185,198	144,791	40,407	27.9
Total revenue	11,571,159	12,505,392	(934,233)	(7.5)

Costs and expenses:
Cost of services	6,977,628	7,423,427	(445,799)	(6.0)
% of Service revenue	61.3%	60.1%
Cost of sales - equipment and other	91,164	97,315	(6,151)	(6.3)
Selling, general and administrative expenses	1,414,808	1,622,281	(207,473)	(12.8)
% of Total revenue	12.2%	13.0%
Depreciation and amortization	381,292	428,471	(47,179)	(11.0)
Impairment of long-lived assets and goodwill	6,457	—	6,457	*
Total costs and expenses	8,871,349	9,571,494	(700,145)	(7.3)

Operating income (loss)	$2,699,810	$2,933,898	$(234,088)	(8.0)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.526	9.750	(1.224)	(12.6)
DISH TV subscribers, as of period end (in millions)	6.471	7.416	(0.945)	(12.7)
SLING TV subscribers, as of period end (in millions)	2.055	2.334	(0.279)	(12.0)
Pay-TV subscriber additions (losses), net (in millions)	(1.224)	(0.957)	(0.267)	(27.9)
DISH TV subscriber additions (losses), net (in millions)	(0.945)	(0.805)	(0.140)	(17.4)
SLING TV subscriber additions (losses), net (in millions)	(0.279)	(0.152)	(0.127)	(83.6)
Pay-TV ARPU	$104.56	$101.20	$3.36	3.3
DISH TV subscriber additions, gross (in millions)	0.464	0.634	(0.170)	(26.8)
DISH TV churn rate	1.69%	1.54%	0.15%	9.7
DISH TV SAC	$1,118	$1,044	$74	7.1
Purchases of property and equipment, net of refunds **	$242,736	$131,093	$111,643	85.2
OIBDA	$3,081,102	$3,362,369	$(281,267)	(8.4)
*	Percentage is not meaningful.
**	Purchases of property and equipment, net of refunds includes satellite purchases during the years ended December 31, 2023 and 2022 of $105 million and zero, respectively.

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

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2023 was 1.69% compared to 1.54% for the same period in 2022. Our DISH TV churn rate for the year ended December 31, 2023 was briefly elevated due to the cybersecurity incident. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

Service revenue. “Service revenue” totaled $11.386 billion for the year ended December 31, 2023, a decrease of $975 million or 7.9% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

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

Pay-TV ARPU. Pay-TV ARPU was $104.56 during the year ended December 31, 2023 versus $101.20 during the same period in 2022. The $3.36 or 3.3% increase in Pay-TV ARPU was primarily attributable to DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022 and 2023.

Cost of services. “Cost of services” totaled $6.978 billion during the year ended December 31, 2023, a decrease of $446 million or 6.0% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, variable and retention costs per subscriber increased during the year ended December 31, 2023 due to, among other things, approximately $30 million in cybersecurity-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 61.3% and 60.1% of “Service revenue” during the years ended December 31, 2023 and 2022, respectively.

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

During the years ended December 31, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $54 million and $55 million, respectively.

Wireless Segment

Our Wireless segment business strategy is to expand our current target segments and profitably grow our Wireless subscriber base and commercialize and grow customer traffic on our 5G Network. We intend to grow our Wireless subscriber base by acquiring and retaining high quality subscribers with competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

Our Wireless segment provides Wireless communication services and products. We currently offer our Wireless services for 5G VoNR to over 220 million Americans and for 5G broadband service to over 268 million Americans, as well as a competitive portfolio of wireless devices.

We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands. Prepaid Wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid Wireless subscribers are qualified to pay after receiving wireless talk, text and data services and may also qualify for certain device financing arrangements.

Boost Mobile postpaid. During 2023, we launched our nationwide expansion of our Boost Mobile postpaid Wireless service. At the end of the third quarter of 2023, we began offering premium wireless devices, including Apple products. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones.

We are currently operating primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We have deployed 5G VoNR covering over 220 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively. As of December 31, 2024, we had 6.995 million Wireless subscribers.

Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text. We also offer a variety of value-added services, including, but not limited to, device payment and protection plans and device financing arrangements for certain qualified subscribers.

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

ACP Subscribers. A portion of our Wireless subscriber base and revenue was comprised of subscribers who received benefits under the ACP program. Households enrolled in the ACP program continued to receive the benefit on their service through April 2024. In May 2024, households received a partial benefit and on June 1, 2024 the ACP program funding concluded and households no longer received their benefit. Although we implemented plans to retain and/or migrate these subscribers to lower priced service plans, these subscribers began deactivating in the second and third quarters of 2024. As of September 30, 2024, we had approximately 33,000 Wireless ACP subscribers, the majority of which migrated to other service plans in the fourth quarter of 2024. As of December 31, 2024, we have no Wireless ACP subscribers.

Generally, ACP subscribers have lower Wireless ARPU than other Wireless subscribers and as a result, any loss of ACP subscribers had a nominal impact on pre-tax net income.

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to the FCC to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 220 million Americans and 5G broadband service covering over 268 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further details.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment, which will enhance our ability to compete effectively with other wireless service providers.

Competition. Wireless communication services is a mature market with moderate year over year organic growth. Competitors include, among others, providers who offer similar wireless communication services, such as talk, text and data. Competitive factors within the wireless communication services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T and T-Mobile are currently the only nationwide MNOs in the United States.

Additional primary competitors to our Wireless segment include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), Total Wireless (owned by Verizon) and other MVNOs such as Consumer Cellular, Mint Mobile (owned by T-Mobile), Spectrum Mobile and Xfinity Mobile.

RESULTS OF OPERATIONS –Wireless Segment

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,156,760	$3,337,240	$(180,480)	(5.4)
Equipment sales and other revenue	451,223	394,920	56,303	14.3
Total revenue	3,607,983	3,732,160	(124,177)	(3.3)

Costs and expenses:
Cost of services (1)	3,100,316	2,012,333	1,087,983	54.1
% of Service revenue	98.2%	60.3%
Cost of sales - equipment and other (2)	1,250,656	2,110,706	(860,050)	(40.7)
Selling, general and administrative expenses	954,034	1,114,485	(160,451)	(14.4)
% of Total revenue	26.4%	29.9%
Depreciation and amortization	1,134,883	800,629	334,254	41.7
Impairment of long-lived assets and goodwill	—	218,560	(218,560)	*
Total costs and expenses	6,439,889	6,256,713	183,176	2.9

Operating income (loss)	$(2,831,906)	$(2,524,553)	$(307,353)	(12.2)

Other data:
Wireless subscribers, as of period end (in millions)**	6.995	7.378	(0.383)	(5.2)
Wireless subscriber additions, gross (in millions)	2.520	2.743	(0.223)	(8.1)
Wireless subscriber additions (losses), net (in millions) ***	(0.304)	(0.617)	0.313	50.7
Wireless ARPU	$36.57	$36.15	$0.42	1.2
Wireless churn rate	3.00%	4.17%	(1.17)%	(28.1)
Purchases of property and equipment, net of refunds	$1,113,823	$2,586,151	$(1,472,328)	(56.9)
OIBDA	$(1,697,023)	$(1,723,924)	$26,901	1.6
(1)	Excluding the impact of the Operational Presentation Change, defined below, which totaled $977 million for the year ended December 31, 2023, “Cost of services” for the year ended December 31, 2024 increased $111 million compared to the same period in 2023.
(2)	Excluding the impact of the Operational Presentation Change, defined below, which totaled $977 million for the year ended December 31, 2023, “Cost of sales – equipment and other” for the year ended December 31, 2024 increased $117 million compared to the same period in 2023.

*Percentage is not meaningful.

**

During the fourth quarter of 2024, we removed approximately 79,000 subscribers from our period end Wireless subscriber count representing Wireless subscribers whose economic interests were sold during the year ended December 31, 2024 and these subscribers will migrate off our network beginning in the second quarter of 2025. This removal had no impact on any other reported subscriber metrics, other than our period end Wireless subscriber count.

***	Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 304,000 net Wireless subscribers during the year ended December 31, 2024 compared to the loss of approximately 617,000 net Wireless subscribers during the same period in 2023. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations for the year ended December 31, 2024 compared to the same period in 2023. In addition, we had net losses of Government subsidized subscribers during the year ended December 31, 2024 compared to net additions in the same period in 2023, primarily due to the ACP program funding concluding on June 1, 2024. See “Wireless Segment – ACP Subscribers” for further information. Excluding the impact of net losses of Government subsidized subscribers, we added approximately 170,000 net Wireless subscribers during the year ended December 31, 2024.

Wireless subscribers, gross. During the year ended December 31, 2024, we activated approximately 2.520 million gross new Wireless subscribers compared to approximately 2.743 million gross new Wireless subscribers during the same period in 2023, a decrease of 8.1%. Our gross new Wireless subscribers for the year ended December 31, 2024 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the year ended December 31, 2024 was 3.00% compared to 4.17% for the same period in 2023. Our Wireless churn rate for the year ended December 31, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the year ended December 31, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Service revenue. “Service revenue” totaled $3.157 billion for the year ended December 31, 2024, a decrease of $180 million or 5.4% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base, partially offset by an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.57 during the year ended December 31, 2024 versus $36.15 during the same period in 2023. The $0.42 or 1.2% increase in Wireless ARPU was primarily attributable to a shift in subscriber plan mix to higher priced service plans and increased sales of value added services. This increase was partially offset by providing ACP subscribers discounted or free services as a result of the conclusion of the ACP program funding.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $451 million for the year ended December 31, 2024, an increase of $56 million or 14.3% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to wireless devices with higher revenue per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher promotional subsidies. During the year ended December 31, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit. In addition, this increase was partially offset by lower leased spectrum revenue.

Cost of services. “Cost of services” totaled $3.100 billion for the year ended December 31, 2024, an increase of $1.088 billion compared to the same period in 2023. Beginning on January 1, 2024, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other” (the “Operational Presentation Change”), which totaled $977 million for the year ended December 31, 2023, as a significant portion of our 5G Network was placed into service. Excluding the impact of the Operational Presentation Change, “Cost of services” for the year ended December 31, 2024 increased $111 million compared to the same period in 2023. This change primarily resulted from an increase in lease expense on communication towers, transport and other related costs. In addition, beginning on January 1, 2024, as a significant portion of our 5G Network was placed into service, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.”

These increases were partially offset by a lower average Wireless subscriber base, lower network services costs per subscriber and operational efficiencies, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs. The year ended December 31, 2023 was negatively impacted by the migration of subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $1.251 billion for the year ended December 31, 2024, a decrease of $860 million compared to the same period in 2023. Excluding the impact of the Operational Presentation Change, “Cost of sales – equipment and other” for the year ended December 31, 2024 increased $117 million compared to the same period in 2023. This increase primarily resulted from wireless devices with higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the year ended December 31, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $954 million during the year ended December 31, 2024, a $160 million or 14.4% decrease compared to the same period in 2023. This decrease was primarily driven by lower sales commissions and a decrease in costs to support the Wireless segment, partially offset by higher marketing expenditures. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in lower sales commissions. In addition, beginning on January 1, 2024, as a significant portion of our 5G Network was placed into service, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” partially driving this decrease. Furthermore, the year ended December 31, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Depreciation and amortization. “Depreciation and amortization” expense totaled $1.135 billion during the year ended December 31, 2024, a $334 million or 41.7% increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service. This increase was partially offset by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $219 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,337,240	$3,653,909	$(316,669)	(8.7)
Equipment sales and other revenue	394,920	526,109	(131,189)	(24.9)
Total revenue	3,732,160	4,180,018	(447,858)	(10.7)

Costs and expenses:
Cost of services	2,012,333	2,135,073	(122,740)	(5.7)
% of Service revenue	60.3%	58.4%
Cost of sales - equipment and other	2,110,706	1,715,276	395,430	23.1
Selling, general and administrative expenses	1,114,485	929,299	185,186	19.9
% of Total revenue	29.9%	22.2%
Depreciation and amortization	800,629	288,602	512,027	*
Impairment of long-lived assets and goodwill	218,560	—	218,560	*
Total costs and expenses	6,256,713	5,068,250	1,188,463	23.4

Operating income (loss)	$(2,524,553)	$(888,232)	$(1,636,321)	*

Other data:
Wireless subscribers, as of period end (in millions) **	7.378	7.983	(0.605)	(7.6)
Wireless subscriber additions, gross (in millions)	2.743	3.418	(0.675)	(19.7)
Wireless subscriber additions (losses), net (in millions) ***	(0.617)	(0.576)	(0.041)	(7.1)
Wireless ARPU	$36.15	$37.72	$(1.57)	(4.2)
Wireless churn rate	4.17%	4.46%	(0.29)%	(6.5)
Purchases of property and equipment, net of refunds	$2,586,151	$2,596,209	$(10,058)	(0.4)
OIBDA	$(1,723,924)	$(599,630)	$(1,124,294)	*
*	Percentage is not meaningful.
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

***	Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 617,000 net Wireless subscribers during the year ended December 31, 2023 compared to the loss of approximately 576,000 net Wireless subscribers during the same period in 2022. This increase in net Wireless subscriber losses primarily resulted from lower gross new Wireless subscriber activations, partially offset by an increase in net Government subsidized subscriber additions and a lower Wireless churn rate.

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

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $395 million for the year ended December 31, 2023, a decrease of $131 million or 24.9% compared to the same period in 2022. The decrease in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a decrease in wireless device units shipped and higher promotional subsidies, partially offset by higher revenue per unit shipped due to unit mix. During the year ended December 31, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $2.012 billion for the year ended December 31, 2023, a decrease of $123 million or 5.7% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Wireless subscriber base, partially offset by higher monthly dealer incentive costs. During the year ended December 31, 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in elevated costs during the transition period.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $2.111 billion for the year ended December 31, 2023, an increase of $395 million or 23.1% compared to the same period in 2022. The change in “Cost of sales – equipment and other” compared to the same period in 2022 was related to an increase in lease expense on communication towers, transport, cloud services, and other related costs. In addition, this increase resulted from wireless devices with higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped. During the year ended December 31, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.114 billion during the year ended December 31, 2023, a $185 million or 19.9% increase compared to the same period in 2022. This change was primarily driven by higher marketing expenditures mainly related to the third quarter of 2023 nationwide expansion of our Boost postpaid wireless service and offering of the iPhone 15 on our 5G Network and increases in costs to support the Wireless segment. The year ended December 31, 2022 was negatively impacted by costs related to the development of our own billing and operational support systems as we prepared to migrate subscribers off the TSA with T-Mobile.

Depreciation and amortization. “Depreciation and amortization” expense totaled $801 million during the year ended December 31, 2023, a $512 million increase compared to the same period in 2022. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $219 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Broadband and Satellite Services Segment

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses, and satellite, multi-transport technologies and managed network services to enterprise customers, telecommunications providers, airlines and government entities, including civilian and defense.

Our EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is an integral part of our satellite services business. We have leveraged the EchoStar XXIV to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets.

We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation.

Backlog

As of December 31, 2024, our Broadband and Satellite Services segment had approximately $1.6 billion of contracted revenue backlog. We define the Broadband and Satellite Services segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

Competition

Our industry is highly competitive. As a global provider of network technologies, products and services, our Broadband and Satellite Services segment competes with a large number of telecommunications and satellite internet service providers.

In our enterprise markets, we compete against multiple categories of providers. In the managed services area, we compete against providers of satellite-based and terrestrial-based networks, including fiber optic, cable, wireless internet service and internet protocol-based virtual private networks (VPN), which vary by region. In the in-flight connectivity market, we compete against direct and indirect providers of in-flight WiFi services, such as ViaSat and SpaceX.

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”) and Starlink Services LLC, which is owned by Space Exploration Technologies Corp. (“SpaceX”). Both ViaSat and SpaceX have also entered the South and Central American consumer markets. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,204,938	$1,443,616	$(238,678)	(16.5)
Equipment sales and other revenue	370,850	311,943	58,907	18.9
Total revenue	1,575,788	1,755,559	(179,771)	(10.2)

Costs and expenses:
Cost of services	502,740	530,875	(28,135)	(5.3)
% of Service revenue	41.7%	36.8%
Cost of sales - equipment and other	308,412	241,570	66,842	27.7
Selling, general and administrative expenses	422,741	486,379	(63,638)	(13.1)
% of Total revenue	26.8%	27.7%
Depreciation and amortization	459,796	419,262	40,534	9.7
Impairment of long-lived assets and goodwill	—	536,082	(536,082)	*
Total costs and expenses	1,693,689	2,214,168	(520,479)	(23.5)

Operating income (loss)	$(117,901)	$(458,609)	$340,708	74.3

Other data:
Broadband subscribers, as of period end (in millions)	0.883	1.004	(0.121)	(12.1)
Broadband subscriber additions (losses), net (in millions)	(0.121)	(0.224)	0.103	46.0
Purchases of property and equipment, net of refunds **	$212,581	$233,423	$(20,842)	(8.9)
OIBDA	$341,895	$(39,347)	$381,242	*
*	Percentage is not meaningful.
**	Purchases of property and equipment, net of refunds includes satellite purchases during the years ended December 31, 2024 and 2023 of $4 million and $118 million, respectively.

Broadband subscribers. We lost approximately 121,000 net Broadband subscribers for the year ended December 31, 2024 compared to the loss of approximately 224,000 net Broadband subscribers during the same period in 2023. The decrease in net Broadband subscriber losses was primarily due to lower subscriber disconnects as a result of the new EchoStar XXIV satellite service launch, which increased capacity and subscriber service satisfaction. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $1.205 billion for the year ended December 31, 2024, a decrease of $239 million, or 16.5%, as compared to 2023. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers. In addition, the year ended December 31, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Consolidated Financial Statements as of December 31, 2023.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $371 million for the year ended December 31, 2024, an increase of $59 million, or 18.9%, as compared to 2023. The increase was primarily attributable to higher hardware sales to our North American and international enterprise customers, partially offset by a decrease in hardware sales to our mobile satellite system customers.

Cost of services. “Cost of services” totaled $503 million for the year ended December 31, 2024, a decrease of $28 million, or 5.3%, as compared to 2023. The decrease was primarily attributable to lower costs of broadband services to our North American and international consumer customers. Our “Cost of services” represented 41.7% and 36.8% of “Service revenue” during the years ended December 31, 2024 and 2023, respectively. This increase primarily resulted from a change in service mix to lower margin services.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $308 million for the year ended December 31, 2024, an increase of $67 million, or 27.7%, as compared to 2023. The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $423 million for the year ended December 31, 2024, a decrease of $64 million, or 13.1%, as compared to 2023. The decrease was primarily attributable to lower costs to support the Broadband and Satellite Services segment and lower marketing expenditures, partially offset by an increase in bad debt expense.

Depreciation and amortization. “Depreciation and amortization” expense totaled $460 million for the year ended December 31, 2024, an increase of $41 million, or 9.7%, as compared to 2023. The increase was primarily attributable to an increase in satellite depreciation driven by our EchoStar XXIV satellite, which was placed into service in December 2023.

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

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,443,616	$1,611,069	$(167,453)	(10.4)
Equipment sales and other revenue	311,943	387,024	(75,081)	(19.4)
Total revenue	1,755,559	1,998,093	(242,534)	(12.1)

Costs and expenses:
Cost of services	530,875	567,311	(36,436)	(6.4)
% of Service revenue	36.8%	35.2%
Cost of sales - equipment and other	241,570	294,683	(53,113)	(18.0)
Selling, general and administrative expenses	486,379	491,025	(4,646)	(0.9)
% of Total revenue	27.7%	24.6%
Depreciation and amortization	419,262	462,748	(43,486)	(9.4)
Impairment of long-lived assets and goodwill	536,082	711	535,371	*
Total costs and expenses	2,214,168	1,816,478	397,690	21.9

Operating income (loss)	$(458,609)	$181,615	$(640,224)	*

Other data:
Broadband subscribers, as of period end (in millions)	1.004	1.228	(0.224)	(18.2)
Broadband subscriber additions (losses), net (in millions)	(0.224)	(0.234)	0.010	4.3
Purchases of property and equipment, net of refunds **	$233,423	$325,891	$(92,468)	(28.4)
OIBDA	$(39,347)	$644,363	$(683,710)	*
*	Percentage is not meaningful.
**	Purchases of property and equipment, net of refunds includes satellite purchases during the years ended December 31, 2023 and 2022 of $118 million and $92 million, respectively.

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

OTHER CONSOLIDATED RESULTS

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(304,070)	$(277,909)	$(26,161)	(9.4)

Other income (expense):
Interest income	116,625	207,374	(90,749)	(43.8)
Interest expense, net of amounts capitalized	(481,622)	(90,357)	(391,265)	*
Other, net	593,497	(1,770,792)	2,364,289	*
Total other income (expense)	228,500	(1,653,775)	1,882,275	*

Income (loss) before income taxes	(75,570)	(1,931,684)	1,856,114	96.1
Income tax (provision) benefit, net	(48,945)	296,860	(345,805)	*
Effective tax rate	(64.8)%	15.4%
Net income (loss)	(124,515)	(1,634,824)	1,510,309	92.4
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(4,969)	67,233	(72,202)	*
Net income (loss) attributable to EchoStar	$(119,546)	$(1,702,057)	$1,582,511	93.0
*	Percentage is not meaningful.

Interest income. “Interest income” totaled $117 million during the year ended December 31, 2024, a decrease of $91 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances during the year ended December 31, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $482 million during the year ended December 31, 2024, an increase of $391 million compared to the same period in 2023. During the year ended December 31, 2024, as the qualifying assets, including markets within certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets and as a result, capitalized interest was reduced by $230 million, and interest expense increased. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. In addition, this increase resulted from the DISH DBS Financing and issuance of new senior secured and convertible notes, partially offset by the redemption of debt that matured in March and November 2024 and the extinguishment of our Existing DISH Convertible Notes in connection with the EchoStar Exchange Offers, as defined and detailed in Note 10 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Other, net. “Other, net” income totaled $593 million during the year ended December 31, 2024, compared to expense of $1.771 billion during the same period in 2023. The year ended December 31, 2024 was positively impacted by a gain on debt extinguishment of $689 million and a $50 million gain on the Liberty Puerto Rico Asset Sale. The year ended December 31, 2024 was also negatively impacted by a $73 million loss in equity in earnings, including $63 million from our portion of Invidi’s goodwill impairment, and $73 million in net losses and impairments on marketable and non-marketable investment securities. See Note 6, Note 10 and Note 15 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. The year ended December 31, 2023 was negatively impacted by a $1.793 billion decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses and $26 million in net losses and impairments on marketable and non-marketable investment securities, partially offset by $73 million of early debt extinguishment gains from the repurchases of our convertible notes.

Income tax (provision) benefit, net. Our income tax provision was $49 million during the year ended December 31, 2024, compared to a benefit of $297 million for the same period in 2023. The change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the year ended December 31, 2024 was impacted by federal, state and foreign valuation allowances.

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

Other, net. “Other, net” expense totaled $1.771 billion during the year ended December 31, 2023, compared to income of $1.088 billion during the same period in 2022. This change primarily resulted from a loss of approximately $1.793 billion as the probability weighted fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses was reduced to zero compared to a $1.015 billion increase during the year ended December 31, 2022. In addition, the year ended December 31, 2023 was negatively impacted by a $103 million net decrease in gains on marketable and non-marketable investment securities and impairments of “Other investment securities, net.” Furthermore, the year ended December 31, 2023 was positively impacted by $73 million of early debt extinguishment gains from the repurchases of our convertible notes. See Note 6 and 10 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Segment OIBDA

Segment OIBDA, which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors. Segment OIBDA is calculated by adding back depreciation and amortization expense to business segments’ operating income (loss). See Note 16 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

For the Year Ended December 31, 2024	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$2,647,954	$(2,831,906)	$(117,901)	$(2,217)	$(304,070)
Depreciation and amortization	337,331	1,134,883	459,796	(1,817)	1,930,193
OIBDA	$2,985,285	$(1,697,023)	$341,895	$(4,034)	$1,626,123

For the Year Ended December 31, 2023

Segment operating income (loss)	$2,699,810	$(2,524,553)	$(458,609)	$5,443	$(277,909)
Depreciation and amortization	381,292	800,629	419,262	(3,260)	1,597,923
OIBDA	$3,081,102	$(1,723,924)	$(39,347)	$2,183	$1,320,014

For the Year Ended December 31, 2022

Segment operating income (loss)	$2,933,898	$(888,232)	$181,615	$5,557	$2,232,838
Depreciation and amortization	428,471	288,602	462,748	(4,926)	1,174,895
OIBDA	$3,362,369	$(599,630)	$644,363	$631	$3,407,733

The changes in OIBDA during the years ended December 31, 2024, 2023, and 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses, and the “Impairment of long-lived assets and goodwill” of: (1) $536 million from our Broadband and Satellite Services segment; (2) $219 million from our Wireless segment; and (3) $6 million from our Pay-TV segment during the year ended December 31, 2023.

GUARANTOR FINANCIAL INFORMATION

Our senior secured notes consisting of our 10 3/4% Senior Secured Notes due 2029 and 6 3/4 % Senior Secured Notes due 2030 and our 3 7/8% Convertible Secured Notes due 2030 (together, the “EchoStar Notes”) are jointly and severally guaranteed on a senior secured basis by certain of our wholly-owned subsidiaries (the “Guarantors”). Specifically, Northstar Wireless, LLC, SNR Wireless LicenseCo, LLC, DBSD Corporation and Gamma Acquisition L.L.C. the (“Spectrum Assets Guarantors”) and Northstar Spectrum, LLC, SNR Wireless HoldCo, LLC, DBSD Services Limited and Gamma Acquisition HoldCo, L.L.C. the (“Equity Pledge Guarantors”).

Certain of our wholly-owned subsidiaries are designated as “Unrestricted Subsidiaries” and do not guarantee any of our registered senior notes. The guarantee of the Guarantors will be discharged and released in accordance with the terms of the applicable indenture. The rights of holders of the registered senior notes against the Guarantors may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law.

Each entity in the summarized combined financial information follows the same accounting policies as described in the consolidated financial statements. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis and is derived from EchoStar’s consolidated financial statements; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due to non-Guarantor subsidiaries and related parties have been presented in separate line items.

The summarized balance sheet information for the combined obligor group of the EchoStar Notes is presented in the table below.

As of December 31, 2024
(In thousands)
Current assets	$6,234,658
Noncurrent assets	17,397,691
Current liabilities	411,704
Noncurrent liabilities	9,254,862
Due from non-guarantors	1,470,067

The summarized results of operations information for the combined obligor group of the EchoStar Notes is presented in the table below.

For the Year Ended
December 31, 2024
(In thousands)
Total revenues	$60,894
Operating income (loss)	49,284
Net income (loss)	(26,015)
Revenue from non-guarantors	58,200

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Current Restricted Cash and Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 3, Note 6 and Note 10 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for defined terms and further information regarding our current financing transactions and marketable investment securities. As of December 31, 2024, our cash, cash equivalents, current restricted cash and cash equivalents, and current marketable investment securities totaled $5.698 billion compared to $2.444 billion as of December 31, 2023, an increase of $3.254 billion. This increase in cash, cash equivalents, current restricted cash and cash equivalents, and current marketable investment securities primarily resulted from $5.204 billion in net proceeds from the issuance of our 10 3/4% Senior Secured Notes due 2029 and 3 7/8% Convertible Secured Notes due 2030, $2.365 billion in net proceeds from the New DISH DBS Financing, $400 million in net proceeds from the issuance of PIPE Shares and cash generated from operating activities of $1.253 billion, partially offset by capital expenditures, net of refunds, of $2.497 billion (including capitalized interest related to Regulatory authorizations), the redemption of our 2 3/8% Convertible Notes due 2024 and 5 7/8% Senior Notes due 2024 of $2.934 billion and the purchase of SNR Management’s ownership interest in SNR HoldCo of $442 million.

Debt Issuances and Maturity

11 3/4% Senior Secured Notes due November 15, 2027

On November 15, 2022 and January 26, 2023, we issued $2.0 billion and $1.5 billion, respectively, aggregate principal amount of our 11 3/4% Senior Secured Notes due November 15, 2027. Interest accrues at an annual rate of 11 3/4% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year.

New DISH DBS Financing

On September 29, 2024 (the “Financing Closing Date”), we and our subsidiary, DBS SubscriberCo, received $2.5 billion in financing from TPG Angelo Gordon and other co-lenders in the form of Term Loans and Mandatorily Redeemable Preferred Shares (each as defined below and together, the “New DISH DBS Financing”). On the Financing Closing Date, DBS SubscriberCo, entered into an amended and restated limited liability company agreement (the “SubscriberCo LLCA”), pursuant to which, among other things, DBS SubscriberCo issued to certain investors (the “Preferred Members”) redeemable preferred equity interests (the “Preferred Membership Interests”) with an aggregate liquidation preference of $200 million (the “Mandatorily Redeemable Preferred Shares”). Approximately $2.047 billion in proceeds received from the New DISH DBS Financing were used for the redemption of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024. The New DISH DBS Financing consists of the following: (i) initial term loans in an aggregate principal amount of $1.8 billion that mature on June 30, 2029 (the “Term Loan due 2029”), (ii) incremental term loans in an aggregate principal amount of $500 million that are payable in equal monthly installments which began in January 2025 and mature on September 30, 2025 (the “Term Loan due 2025”) and (iii) $200 million Mandatorily Redeemable Preferred Shares that mature on June 30, 2029.

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

10 3/4% Senior Secured Notes due November 30, 2029

On November 12, 2024, we issued $5.356 billion aggregate principal amount of our 10 3/4% Senior Secured Notes due November 30, 2029. Interest accrues at an annual rate of 10 3/4% and is payable semi-annually in cash, in arrears on May 30 and November 30 of each year, commencing on May 30, 2025.

6 3/4 % Senior Secured Notes due November 30, 2030

On November 12, 2024, we issued $2.288 billion aggregate principal amount of our 6 3/4 % Senior Secured Notes due November 30, 2030 as a result of the consummation of the EchoStar Exchange Offers, as detailed and defined in Note 10 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K. Interest accrues at an annual rate of 6 3/4 % and is payable semi-annually in arrears on May 30 and November 30 of each year, commencing on May 30, 2025. Interest payments are, at our option, payable in cash or in kind for the first four interest payment periods. Interest payments from and including the fifth interest payment period (which will be payable on May 30, 2027) and thereafter must be paid in cash.

3 7/8% Convertible Secured Notes due November 30, 2030

On November 12, 2024, we issued $1.906 billion aggregate principal amount of our 3 7/8% Convertible Secured Notes due November 30, 2030, including $1.876 billion as a result of the consummation of the EchoStar Exchange Offers, as detailed and defined in Note 10 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K. Interest accrues at an annual rate of 3 7/8% and is payable semi-annually in arrears on May 30 and November 30 of each year, commencing on May 30, 2025. Interest payments are, at our option, payable in cash or in kind for the first four interest payment periods. Interest payments from and including the fifth interest payment period (which will be payable on May 30, 2027) and thereafter must be paid in cash.

5 7/8% Senior Notes due 2022

Our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of July 15, 2022, the instrument’s maturity date.

5% Senior Notes due 2023

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion were repurchased or redeemed as of March 15, 2023, the instrument’s maturity date.

2 3/8% Convertible Notes due 2024

Our 2 3/8% Convertible Notes due 2024 with an aggregate principal balance of $1.0 billion were repurchased or redeemed as of March 15, 2024, the instrument’s maturity date.

5 7/8% Senior Notes due 2024

Our 5 7/8% Senior Notes due 2024 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of November 15, 2024, the instrument’s maturity date.

0% Convertible Notes due 2025

On November 12, 2024, $1.819 billion aggregate principal amount of our 0% Convertible Notes due 2025 were extinguished as a result of the consummation of the EchoStar Exchange Offers, as detailed and defined in Note 10 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K. A total of $138 million aggregate principal amount of our 0% Convertible Notes due 2025 remain outstanding.

3 3/8% Convertible Notes due 2026

On November 12, 2024, $2.863 billion aggregate principal amount of our 3 3/8% Convertible Notes due 2026 were extinguished as a result of the consummation of the EchoStar Exchange Offers, as detailed and defined in Note 10 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K. A total of $45 million aggregate principal amount of our 3 3/8% Convertible Notes due 2026 remain outstanding.

Cash Flow

The following discussion highlights our cash flow activities during the years ended December 31, 2024, 2023 and 2022.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base, expand our infrastructure, make strategic investments, such as significant investments in our Wireless business, including our 5G Network Deployment, and repay debt obligations. For the years ended December 31, 2024, 2023 and 2022, we reported “Net cash flows from operating activities” of $1.253 billion, $2.433 billion and $3.621 billion, respectively.

Net cash flows from operating activities from 2023 to 2024 decreased $1.180 billion, primarily attributable to a $815 million decrease in income adjusted to exclude non-cash charges for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, impairments and other,” “EchoStar Exchange Offers debt extinguishment losses (gains),” “Liberty Puerto Rico Asset Sale losses (gains),” “Realized and unrealized losses (gains) on derivatives,” “Non-cash, stock-based compensation” expense, “Deferred tax expense (benefit),” “Equity in (earnings) losses of affiliates,” and “Impairment of long-lived assets and goodwill.” In addition, this change also includes decreases in cash flows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including taxes.

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

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative financial instruments, and purchases of wireless spectrum licenses, capital expenditures and capitalized interest. For the years ended December 31, 2024, 2023 and 2022, we reported outflows from “Net cash flows from investing activities” of $3.048 billion, $2.809 billion and $9.060 billion, respectively.

The year ended December 31, 2024 was impacted by cash outflows primarily related to capital expenditures, net of refunds, of $2.497 billion (including capitalized interest related to Regulatory authorizations) and $681 million in net purchases of marketable investment securities, partially offset by $95 million in proceeds from the Liberty Puerto Rico Asset Sale.

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

During the years ended December 31, 2024, 2023 and 2022, capital expenditures for wireless equipment totaled $1.114 billion, $2.586 billion and $2.596 billion, respectively. The decrease in 2024 for wireless equipment was primarily driven by the deceleration of our 5G Network Deployment as a result of achieving several build-out deadlines during 2023. In addition, capital expenditures during the years ended December 31, 2024, 2023 and 2022 for new and existing DISH TV customer equipment totaled $52 million, $75 million and $78 million, respectively. The decrease in 2024 for new and existing DISH TV customer equipment primarily resulted from lower gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the years ended December 31, 2024 and 2023, capital expenditures for satellites related to our Pay-TV segment totaled $121 million and $105 million, respectively. During the years ended December 31, 2024, 2023 and 2022, other corporate capital expenditures totaled $46 million, $63 million and $50 million, respectively. During the years ended December 31, 2024, 2023 and 2022 capital expenditures for our Broadband and Satellite Services segment, net of refunds, totaled $212 million, $233 million and $326 million, respectively.

Cash flows from financing activities. Our financing activities generally include net proceeds related to the issuance of equity and short-term, long-term and convertible debt, cash used for the repurchase, redemption or payment of long-term debt and finance lease obligations, and repurchases of our Class A common stock. For the years ended December 31, 2024, 2023 and 2022, we reported “Net cash flows from financing activities” inflows of $4.484 billion, outflows of $277 million and $274 million, respectively.

The net cash inflows in 2024 primarily related to $5.204 billion in net proceeds from the issuance of our 10 3/4% Senior Secured Notes due 2029 and 3 7/8% Convertible Secured Notes due 2030, $2.365 billion in net proceeds from the New DISH DBS Financing, $400 million in net proceeds from the issuance of PIPE Shares, partially offset by the redemption of our 2 3/8% Convertible Notes due 2024 and 5 7/8% Senior Notes due 2024 of $2.934 billion and the purchase of SNR Management’s ownership interest in SNR HoldCo of $442 million.

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

Free Cash Flow

We define free cash flow as “Net cash flows from operating activities” less: (i) “Purchases of property and equipment” net of “Refunds and other receipts of purchases of property and equipment,” and (ii) “Capitalized interest related to Regulatory authorizations,” as shown on our Consolidated Statements of Cash Flows. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments (including strategic wireless investments), fund acquisitions and for certain other activities. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income (loss),” “Net income (loss),” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities.”

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Net cash flows from operating activities	$1,252,697	$2,432,647	$3,621,190
Purchases of property and equipment, net of refunds (including capitalized interest related to Regulatory authorizations)	(2,496,624)	(4,224,783)	(4,034,781)
Free cash flow	$(1,243,927)	$(1,792,136)	$(413,591)

Operational Liquidity

We make general investments in property such as, among others, satellites, wireless devices, set-top boxes, information technology and facilities that support our Pay-TV, Wireless and Broadband and Satellite Services segments. We are also making significant additional investments and may partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurance that over time we will recoup or earn a return on the upfront investment.

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our churn rate and how successful we are at retaining our current subscribers.  To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our service margins.  To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Our Pay-TV service margins have been reduced by, among other things, higher programming costs.  Our Wireless service margins are impacted by, among other things, our MNSA agreement with T-Mobile and our NSA agreement with AT&T and the speed with which we are able to migrate Wireless subscribers onto our 5G Network.  The third factor is the rate at which we acquire new Pay-TV, Wireless and Broadband subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, make cash interest payments, and any cash flow from financing activities. We anticipate operating expenditures for our 5G Network Deployment to increase for 2025 as we continue to, among other things, deploy cell sites and communication towers to continue to commercialize our 5G Network. We expect our capital expenditures may decrease in the near term. However, as we prepare for our next build-out requirement deadlines, we expect our capital expenditures to increase as we approach these deadlines. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of December 31, 2024, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. We expect that this trend will continue in 2025 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Subscriber Base – Pay TV, Wireless and Broadband and Satellite Services Segments

See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire Pay-TV, Wireless and Broadband subscribers, including, but not limited to, advertising, independent third-party retailer incentives, payments made to third parties, equipment and wireless device subsidies, installation services, and/or new customer promotions. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective. We employ certain business rules for acquiring subscribers, including, but not limited to, minimum credit requirements, identity verification and contractual commitments. We strive to provide outstanding customer service to increase the likelihood of customers keeping their service over longer periods of time. Our subscriber acquisition costs may vary significantly from period to period.

We incur significant costs to retain our existing DISH TV subscribers, generally as a result of upgrading their equipment to next generation receivers, primarily including our Hopper® receivers, and by providing retention credits. As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services. In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods to existing customers in exchange for a contractual commitment to receive service for a minimum term. A component of our retention efforts includes the installation of equipment for customers who move. Retention costs for Wireless subscribers are primarily related to promotional pricing on upgraded wireless devices for qualified existing subscribers and promotional credits. Our DISH TV and Wireless subscriber retention costs may vary significantly from period to period.

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

Broadband and Satellite Services Segment. Operation of our Broadband and Satellite Services segment also requires adequate satellite transmission capacity for the services that we offer. In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of services.

Satellite Insurance

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.

Pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in 2019, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. As of December 31, 2024, we have yet to receive any compensation from the insurance claim. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $500 million of our outstanding Class A common stock. On October 20, 2022, our Board of Directors extended this authorization to repurchase up to $500 million of our outstanding Class A common stock through and including December 31, 2023. This program expired December 31, 2023. On October 25, 2024, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2025. During both the years ended December 31, 2024 and 2023, there were no repurchases of our Class A common stock. During the year ended December 31, 2022, we repurchased 3,980,612 shares of our Class A common stock.

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt.

EchoStar Corporation

The indentures related to our outstanding EchoStar senior secured notes and convertible senior secured notes contain restrictive covenants that, among other things, impose limitations on our and certain of our subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) make certain investments and other restricted payments; (iii) create liens; (iv) enter into certain transactions with affiliates; (v) merge or consolidate with another company; (vi) transfer or sell assets; (vii) allow to exist certain restrictions on paying dividends or other payments; and (viii) guarantor engagement in new activities. Should we fail to comply with these covenants, all or a portion of the debt under the senior secured notes could become immediately payable. The senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. In addition, the convertible senior secured notes provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their convertible notes. As of the date of filing of this Annual Report on Form 10-K, we were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Other

We are also vulnerable to fraud, particularly in the acquisition of new subscribers, which includes the sale of wireless devices. While we are addressing the impact of subscriber fraud through a number of actions, there can be no assurance that we will not continue to experience fraud or that any fraud we have experienced does not accelerate, which could impact our subscriber growth and churn. Economic weakness may create greater incentive for signal theft, piracy and subscriber fraud, which could lead to higher subscriber churn and reduced revenue.

Obligations and Future Capital Requirements

Contractual Obligations

See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances and cash generated through raising additional capital. We may need to make significant additional investments to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies and we may need to raise additional capital, depending on, among other things, the rate at which we complete our 5G Network Deployment, the potential purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2025 are expected to be driven by the rate of our 5G Network Deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network Deployment as well as to operate and maintain our DISH TV services. Consequently, we consider certain of them to be non-discretionary.

Our capital expenditures vary depending on, among other things, the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow.

We have and expect to continue to incur expenditures in 2025 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment and the potential purchase of additional wireless spectrum licenses, including any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. The amount of capital required will also depend on, among other things, our available liquidity, the growth of our Wireless segment and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment, may require us to raise additional capital in the future, which may not be available on favorable terms or at all.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at favorable terms or at all. These developments may have a significant effect on our cost of financing and our liquidity position.

Wireless Segment - 5G Network Deployment

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

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from previously estimated amounts and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected prospectively in the period they occur. The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2024, our unrestricted cash, cash equivalents and current marketable investment securities had a fair value of $5.547 billion. Of that amount, a total of $5.521 billion was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity. Based on our December 31, 2024 current non-strategic investment portfolio of $5.521 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2024 of 5.3%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2024 would result in a decrease of approximately $11 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2024, we held investments in several companies, generally with publicly traded securities, with a fair value of $27 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have historically experienced, and continue to experience volatility. The fair value of these investments are subject to significant fluctuations in fair value and can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists primarily of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments during 2024 would have resulted in a decrease of $3 million in the fair value of these investments.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2024, we had $321 million of restricted cash, cash equivalents and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2024 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash, cash equivalents and marketable investment securities.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2024, we had foreign currency forward contracts with a notional amount of $1 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2024. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2024 would have resulted in an estimated loss to the cumulative translation adjustment of $32 million as of December 31, 2024.

Debt

As of December 31, 2024, we had debt of $27.092 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $25.631 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $730 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2024, primarily all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2024, we did not hold any material derivative financial instruments.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:

On November 26, 2024, Dean Manson, Chief Legal Officer and Secretary, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 30,000 shares (including certain options that expire on April 1, 2034) of our common stock, subject to certain conditions. The arrangement's expiration date is November 25, 2025.

On December 3, 2024, Paul Orban, Executive Vice President and Chief Financial Officer, DISH, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 81,211 shares (including certain options that expire on April 1, 2034) of our common stock, subject to certain conditions. The arrangement's expiration date is December 2, 2025.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth under the caption “Information About Our Executive Officers” in this Annual Report on Form 10-K.

Item 11.EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

2.3

Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023, by and among EchoStar Corporation, DISH Network Corporation and EAV Corp. (incorporated by reference from Exhibit 2.1 to EchoStar’s Current Report on Form 8-K filed on October 3, 2023).*

3.1

Complied Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

3.2	Complied Bylaws of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

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

4.4*

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

4.8*

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

4.9*

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

4.10*

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

4.11*

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

4.13*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

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

4.18*

Indenture, relating to the 0% Convertible Notes due 2025, dated as of December 21, 2020, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 22, 2020).

4.19*

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

4.20*

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

4.21*

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

4.22*

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 24, 2021).

4.23*

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

4.24*

Security Agreement, dated as of November 26, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

4.25*

Loan and Security Agreement, dated as of November 26, 2021, between DISH DBS Corporation and DISH Network Corporation (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

4.26*

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

4.27*

Security Agreement, dated as of November 15, 2022, among the secured guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed November 15, 2022).

4.28*

Description of our Capital Stock ((incorporated by reference to Exhibit 4.25 to EchoStar Corporations’ Annual Report on Form 10-K for the year ended December 31, 2019, filed February 20, 2020, Commission File No. 001-33807).

4.29*

Second Supplemental Indenture relating to DISH Network Corporation’s 0% Convertible Notes due 2025, dated as of November 12, 2024, by and among EchoStar Corporation, DISH Network Corporation and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.30*

Second Supplemental Indenture relating to DISH Network Corporation’s 3.375% Convertible Notes due 2026, dated as of November 12, 2024, by and among EchoStar Corporation, DISH Network Corporation and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.31*

Indenture relating to EchoStar Corporation’s 6.75% Senior Spectrum Secured Exchange Notes due 2030, dated as of November 12, 2024, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.32*

Security Agreement relating to EchoStar Corporation’s 6.75% Senior Spectrum Secured Exchange Notes due 2030, dated as of November 12, 2024, by and among the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.33*

Pledge Agreement relating to EchoStar Corporation’s 6.75% Senior Spectrum Secured Exchange Notes due 2030, dated as of November 12, 2024, by and among the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.34*

Indenture relating to EchoStar Corporation’s 3.875% Convertible Senior Secured Notes due 2030, dated as of November 12, 2024, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference from Exhibit 4.6 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.35*

Security Agreement relating to EchoStar Corporation’s 3.875% Convertible Senior Secured Notes due 2030, dated as of November 12, 2024, by and among the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (incorporated by reference from Exhibit 4.7 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.36*

Pledge Agreement relating to EchoStar Corporation’s 3.875% Convertible Senior Secured Notes due 2030, dated as of November 12, 2024, by and among the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (incorporated by reference from Exhibit 4.8 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.37*

Notes Purchase Agreement relating to EchoStar Corporation’s 10.750% Senior Spectrum Secured Notes due 2029, dated as of November 8, 2024, by and among EchoStar Corporation, the guarantors named therein and the purchasers named therein (incorporated by reference from Exhibit 4.9 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.38*

Notes Purchase Agreement relating to EchoStar Corporation's 3.875% Convertible Senior Secured Notes due 2030, dated as of November 8, 2024, by and among EchoStar Corporation, the guarantors named therein and the purchasers named therein (incorporated by reference from Exhibit 4.10 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.39*

Indenture relating to EchoStar Corporation’s 10.750% Senior Spectrum Secured Notes due 2029, dated as of November 12, 2024, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference from Exhibit 4.11 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.40*

Security Agreement relating to EchoStar Corporation’s 10.750% Senior Spectrum Secured Notes due 2029, dated as of November 12, 2024, by and among the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (incorporated by reference from Exhibit 4.12 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.41*

Pledge Agreement relating to EchoStar Corporation’s 10.750% Senior Spectrum Secured Notes due 2029, dated as of November 12, 2024, by and among the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (incorporated by reference from Exhibit 4.13 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.42*

First Lien Intercreditor Agreement, dated as of November 12, 2024, by and among the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference from Exhibit 4.14 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.43*	Form of Second Lien Intercreditor Agreement (incorporated by reference from Exhibit 4.15 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

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

10.50*

Letter Agreement, dated as of October 2, 2023, by and between EchoStar and Hamid Akhavan (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 on Form S-4 of EchoStar filed on November 6, 2023).**

10.51*

Letter Agreement, dated as of October 2, 2023, by and between EchoStar and John W. Swieringa (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 on Form S-4 of EchoStar filed on November 6, 2023).**

10.52*

Registration Rights Agreement, dated as of December 31, 2024, among EchoStar Corporation, Charles W. Ergen, Cantey M. Ergen and the other signatories thereto (incorporated by reference from Exhibit 10.1 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

10.53*	Form of Warrant Amendment Letter Agreement (incorporated by reference from Exhibit 4.8 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

10.54*	Form of Warrant Guarantee (incorporated by reference from Exhibit 4.9 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

10.55*	Form of Note Hedge Amendment Letter Agreement (incorporated by reference from Exhibit 4.11 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

19☐	EchoStar Corporation’s Insider Trading Policy.

21☐	Subsidiaries of EchoStar Corporation.

22◻	List of Subsidiary Guarantors.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐

Power of Attorney authorizing Dean A. Manson as signatory for Charles W. Ergen, Kathleen Q. Abernathy, George R. Brokaw, Stephen J. Bye, James DeFranco, R. Stanton Dodge, Cantey M. Ergen, Lisa W. Hershman, Tom A. Ortolf and William David Wade.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Principal Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Principal Financial Officer.

97.1*	EchoStar Corporation’s Clawback Policy. (incorporated by reference to Exhibit 97.1 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

99.1*	Department of Justice CDMA Letter to Defendants dated July 9, 2021 (incorporated by reference from Exhibit 99.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed August 9, 2021).

101☐

The following materials from the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2024, filed on February 27, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Akhavan	President and Chief Executive Officer and Director	February 27, 2025
Hamid Akhavan	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer, DISH	February 27, 2025
Paul W. Orban	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman	February 27, 2025
Charles W. Ergen

*	Director	February 25, 2025
Kathleen Q. Abernathy

*	Director	February 27, 2025
George R. Brokaw

*	Director	February 27, 2025
Stephen J. Bye

*	Director	February 27, 2025
James DeFranco

*	Director	February 27, 2025
R. Stanton Dodge

*	Director	February 25, 2025
Cantey M. Ergen

*	Director	February 27, 2025
Lisa W. Hershman

*	Director	February 27, 2025
Tom A. Ortolf

*	Director	February 27, 2025
William D. Wade

* By:	/s/ Dean A. Manson
Dean A. Manson
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

EchoStar Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over revenue

As discussed in Note 16 to the consolidated financial statements, the Company reported $15.8 billion in total revenue for the year ended December 31, 2024, which included Pay-TV, Wireless, and Broadband and Satellite Services revenue of $10.7 billion, $3.6 billion, and $1.5 billion, respectively. These categories of revenue have multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

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

Denver, Colorado

February 26, 2025

ECHOSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$4,305,393	$1,821,376
Current restricted cash and cash equivalents	150,898	—
Marketable investment securities	1,242,036	623,044
Trade accounts receivable, net of allowance for credit losses of $82,628 and $74,390, respectively	1,198,731	1,122,139
Inventory	455,197	665,169
Prepaids and other assets	655,233	644,005
Other current assets	88,255	16,081
Total current assets	8,095,743	4,891,814

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	169,627	118,065
Property and equipment, net	9,187,132	9,561,834
Regulatory authorizations, net	39,442,166	38,572,980
Other investments, net	202,327	314,370
Operating lease assets	3,260,768	3,065,448
Intangible assets, net	74,939	172,892
Other noncurrent assets, net	505,985	411,491
Total noncurrent assets	52,842,944	52,217,080
Total assets	$60,938,687	$57,108,894

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$740,984	$774,011
Deferred revenue and other	650,940	754,658
Accrued programming	1,339,072	1,427,762
Accrued interest	352,499	297,678
Other accrued expenses and liabilities	1,804,516	1,717,826
Current portion of debt, finance lease and other obligations (Note 10)	943,029	3,046,654
Total current liabilities	5,831,040	8,018,589

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 10)	25,660,288	19,717,266
Deferred tax liabilities, net	4,988,653	5,014,309
Operating lease liabilities	3,211,407	3,121,307
Long-term deferred revenue and other long-term liabilities	1,002,074	849,131
Total long-term obligations, net of current portion	34,862,422	28,702,013
Total liabilities	40,693,462	36,720,602

Commitments and Contingencies (Note 15)

Redeemable noncontrolling interests (Note 2)	—	438,382

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 155,048,676 and 140,153,020 shares issued and outstanding, respectively	155	140
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,768,360	8,301,979
Accumulated other comprehensive income (loss)	(195,711)	(160,056)
Accumulated earnings (deficit)	11,618,437	11,737,983
Total EchoStar stockholders’ equity (deficit)	20,191,372	19,880,177
Noncontrolling interests	53,853	69,733
Total stockholders’ equity (deficit)	20,245,225	19,949,910
Total liabilities and stockholders’ equity (deficit)	$60,938,687	$57,108,894

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Service revenue	$14,956,126	$16,145,763	$17,596,265
Equipment sales and other revenue	869,390	869,835	1,037,981
Total revenue	15,825,516	17,015,598	18,634,246

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	10,135,622	9,510,427	10,111,341
Cost of sales - equipment and other	1,636,955	2,434,904	2,099,136
Selling, general and administrative expenses	2,426,816	2,989,154	3,015,325
Depreciation and amortization	1,930,193	1,597,923	1,174,895
Impairment of long-lived assets and goodwill	—	761,099	711
Total costs and expenses	16,129,586	17,293,507	16,401,408

Operating income (loss)	(304,070)	(277,909)	2,232,838

Other Income (Expense):
Interest income	116,625	207,374	93,240
Interest expense, net of amounts capitalized (Note 2)	(481,622)	(90,357)	(79,217)
Other, net (Note 6)	593,497	(1,770,792)	1,088,441
Total other income (expense)	228,500	(1,653,775)	1,102,464

Income (loss) before income taxes	(75,570)	(1,931,684)	3,335,302
Income tax (provision) benefit, net	(48,945)	296,860	(798,410)
Net income (loss)	(124,515)	(1,634,824)	2,536,892
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(4,969)	67,233	59,172
Net income (loss) attributable to EchoStar	$(119,546)	$(1,702,057)	$2,477,720

Weighted-average common shares outstanding - Class A and B common stock:
Basic	274,079	270,842	270,102
Diluted	274,079	270,842	307,733

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.44)	$(6.28)	$9.17
Diluted net income (loss) per share attributable to EchoStar	$(0.44)	$(6.28)	$8.05

Comprehensive Income (Loss):
Net income (loss)	$(124,515)	$(1,634,824)	$2,536,892
Other comprehensive income (loss):
Foreign currency translation adjustments	(43,525)	19,129	35,449
Unrealized holding gains (losses) on available-for-sale debt securities	1,549	(306)	536
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1,539)	550	(25)
Deferred income tax (expense) benefit, net	565	(512)	(359)
Other	—	—	2,660
Total other comprehensive income (loss), net of tax	(42,950)	18,861	38,261
Comprehensive income (loss)	(167,465)	(1,615,963)	2,575,153
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(12,264)	70,883	60,879
Comprehensive income (loss) attributable to EchoStar	$(155,201)	$(1,686,846)	$2,514,274

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated				Redeemable
	Common	Paid-In	Comprehensive	Earnings	Treasury Shares	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	at Cost	Interests	Total	Interests
Balance, December 31, 2021	$268	$8,085,989	$(211,821)	$11,051,624	$—	$61,472	$18,987,532	$395,222
Issuance of Class A common stock	1	60,827	—	—	—	—	60,828	—
Non-cash, stock-based compensation	—	82,994	—	—	—	—	82,994	—
Other comprehensive income (loss)	—	—	36,554	—	—	1,707	38,261	—
Issuance of equity and contribution of assets pursuant to the India JV formation	—	(14,237)	—	—	—	44,540	30,303	—
Consideration received from DISH Network for R&D tax credits utilized	—	6,315	—	—	—	—	6,315	—
Treasury share repurchase	—	—	—	—	(89,303)	—	(89,303)	—
Other, net	—	711	—	(89,304)	89,303	438	1,148	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(9,965)	(9,965)	69,137
Net income (loss) attributable to EchoStar	—	—	—	2,477,720	—	—	2,477,720	—
Balance, December 31, 2022	$269	$8,222,599	$(175,267)	$13,440,040	$—	$98,192	$21,585,833	$464,359
Issuance of Class A common stock	2	30,697	—	—	—	—	30,699	—
Non-cash, stock-based compensation	—	51,514	—	—	—	—	51,514	—
Other comprehensive income (loss)	—	—	15,211	—	—	3,650	18,861	—
Purchase of Northstar Manager, LLC's ownership interest in Northstar Spectrum	—	—	—	—	—	—	—	(109,432)
Deconsolidation of Hughes Systique Corporation	—	—	—	—	—	(15,448)	(15,448)	—
Other, net	—	(2,831)	—	—	—	(439)	(3,270)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(16,222)	(16,222)	83,455
Net income (loss) attributable to EchoStar	—	—	—	(1,702,057)	—	—	(1,702,057)	—
Balance, December 31, 2023	$271	$8,301,979	$(160,056)	$11,737,983	$—	$69,733	$19,949,910	$438,382
Issuance of Class A common stock	1	4,191	—	—	—	—	4,192	—
Proceeds from issuance of PIPE Shares	14	399,986	—	—	—	—	400,000	—
Non-cash, stock-based compensation	—	36,383	—	—	—	—	36,383	—
Other comprehensive income (loss)	—	—	(35,655)	—	—	(7,295)	(42,950)	—
Purchase of SNR Management's ownership interest in SNR HoldCo	—	—	—	—	—	—	—	(441,998)
Sale of Assets to CONX, net of deferred taxes of $788	—	2,587	—	—	—	—	2,587	—
Release of valuation allowance	—	23,234	—	—	—	—	23,234	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(8,585)	(8,585)	3,616
Net income (loss) attributable to EchoStar	—	—	—	(119,546)	—	—	(119,546)	—
Balance, December 31, 2024	$286	$8,768,360	$(195,711)	$11,618,437	$—	$53,853	$20,245,225	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(124,515)	$(1,634,824)	$2,536,892
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,930,193	1,597,923	1,174,895
Impairment of long-lived assets and goodwill	—	761,099	711
Realized and unrealized losses (gains) on investments, impairments and other	73,217	(46,888)	(72,371)
Realized and unrealized losses (gains) on derivatives	—	1,693,387	(1,015,387)
Liberty Puerto Rico Asset Sale losses (gains) (Note 15)	(50,418)	—	—
EchoStar Exchange Offers debt extinguishment losses (gains) (Note 10)	(688,661)	—	—
Non-cash, stock-based compensation	36,383	51,514	82,994
Deferred tax expense (benefit)	28,281	(337,222)	729,587
Equity in (earnings) losses of affiliates	73,451	8,099	3,087
Changes in allowance for credit losses	8,238	14,600	6,590
Change in long-term deferred revenue and other long-term liabilities	12,555	15,825	83,453
Other, net	183,775	158,284	250,697
Changes in current assets and current liabilities:
Trade accounts receivable	(171,365)	20,622	(74,812)
Prepaid and accrued income taxes	43,430	15,836	(36,115)
Inventory	189,648	(37,981)	16,200
Other current assets	(54,039)	(40,290)	21,737
Trade accounts payable	108,982	4,108	90,721
Deferred revenue and other	(103,718)	(78,555)	(71,709)
Accrued programming and other accrued expenses	(242,740)	267,110	(105,980)
Net cash flows from operating activities	1,252,697	2,432,647	3,621,190

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,253,543)	(2,407,546)	(1,965,859)
Sales and maturities of marketable investment securities	573,031	3,710,544	4,159,830
Purchases of property and equipment	(1,544,877)	(3,100,921)	(3,050,472)
Refunds and other receipts of purchases of property and equipment	—	38,611	—
Capitalized interest related to regulatory authorizations (Note 2)	(951,747)	(1,162,473)	(984,309)
Proceeds from other debt investments	—	148,448	—
Purchases of regulatory authorizations, including deposits	(1,104)	(2,009)	(7,206,865)
Sale of assets to CONX (Note 18)	26,719	—	—
Liberty Puerto Rico Asset Sale (Note 15)	95,435	—	—
Other, net	7,736	(33,386)	(11,900)
Net cash flows from investing activities	(3,048,350)	(2,808,732)	(9,059,575)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(108,961)	(121,981)	(86,229)
Redemption and repurchases of convertible and senior notes	(2,933,714)	(1,643,469)	(2,056,821)
Proceeds from issuance of convertible and senior notes	5,386,000	1,500,000	2,000,000
Debt issuance costs and debt (discount) premium	(182,279)	21,635	(51,121)
Proceeds from issuance of PIPE Shares (Note 3)	400,000	—	—
Proceeds from New DISH DBS Financing (Note 10)	2,500,000	—	—
Debt issuance costs and debt (discount) premium from New DISH DBS Financing	(134,510)	—	—
Early debt extinguishment gains (losses) of convertible and senior notes	—	73,024	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	4,192	10,598	27,438
Purchase of SNR Management's ownership interest in SNR HoldCo	(441,998)	—	—
Purchase of Northstar Manager, LLC's ownership interest in Northstar Spectrum	—	(109,432)	—
Treasury share repurchase	—	—	(89,303)
Other, net	(5,153)	(7,496)	(18,413)
Net cash flows from financing activities	4,483,577	(277,121)	(274,449)

Effect of exchange rates on cash and cash equivalents	(5,721)	3,004	(2,306)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	2,682,203	(650,202)	(5,715,140)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	1,911,601	2,561,803	8,276,943
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$4,593,804	$1,911,601	$2,561,803

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Business Activities

Principal Business

EchoStar Corporation is a premier provider of technology, networking services, television entertainment and connectivity, offering consumer, enterprise, operator and government solutions worldwide under its EchoStar®, Boost Mobile®, Sling TV ®, DISH® TV, Hughes®, HughesNet®, HughesON™ and JUPITER™ brands. EchoStar Corporation is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. Its subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) currently operate three primary business segments.

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

Following written notice from DTV received on November 20, 2024, DTV terminated the Purchase Agreement effective at 11:59 pm ET on November 22, 2024 pursuant to Section 7.01(a)(iv) of the Purchase Agreement because the DISH DBS Exchange Offers (as defined in Note 10) were not consummated by the Exchange Offer Settlement Date (as defined in the Purchase Agreement). No termination fee or other payment was due from either party to the other as a result of the termination of the Purchase Agreement.

Financing Transactions

During the third and fourth quarter of 2024, we completed several financing transactions, including, but not limited to: (i) $2.5 billion issuance of New DISH DBS Financing (defined in Note 10), which included $2.047 billion of funds used for the redemption of our 5 7/8% Senior Notes due November 15, 2024, (ii) $5.356 billion issuance of our 10 3/4% Senior Secured Notes due 2029 (the “EchoStar Senior Secured Notes due 2029”), (iii) $30 million issuance of our 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Secured Notes”) and (iv) a PIPE Investment (defined in Note 3) for an aggregate cash purchase price of approximately $400 million.

In addition, as a result of the consummation of the EchoStar Exchange Offers, as detailed and defined in Note 10, $1.819 billion aggregate principal amount of our 0% Convertible Notes due 2025 and $2.863 billion aggregate principal amount of our 3 3/8% Convertible Notes due 2026 were exchanged for $1.876 billion aggregate principal amount of our 3 7/8% Convertible Secured Notes due 2030 and $2.288 billion aggregate principal amount of our 6 3/4 % Senior Secured Notes due 2030 (the “EchoStar Senior Secured Notes due 2030” and together with the EchoStar Senior Secured Notes due 2029, the “EchoStar Senior Secured Notes”).

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services. Historically, we reported four primary business segments: (1) Pay-TV; (2) Retail Wireless; (3) 5G Network Deployment; and (4) Broadband and Satellite Services. See Note 16 for further information.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2024, we had 7.778 million Pay-TV subscribers in the United States, including 5.686 million DISH TV subscribers and 2.092 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“VoNR”) to over 220 million Americans and for 5G broadband service to over 268 million Americans, as well as a competitive portfolio of wireless devices.

We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. Prepaid Wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid Wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for certain device financing arrangements.

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network, defined below, has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones. We have deployed 5G VoNR covering over 220 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. As of December 31, 2024, we had 6.995 million Wireless subscribers.

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 15 for further information. We continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to the FCC to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 15 for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 220 million Americans and 5G broadband service covering over 268 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 15 for definitions and further details.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment, which will enhance our ability to compete effectively with other wireless service providers.

Broadband and Satellite Services

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. As of December 31, 2024, we had 883,000 Broadband subscribers.

Our EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is an integral part of our satellite services business. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers.

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

“Cost of services.” Historically, as we built-out our 5G Network, certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, were presented within “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) as our 5G Network service had not commenced. As a significant portion of our 5G Network has been placed into service, such amounts now represent costs of operating our 5G Network and are, beginning on January 1, 2024, presented within the “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The change has no impact on net income. For the years ended December 31, 2023 and 2022, the direct costs related to our 5G Network Deployment included within the “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) were $977 million and $522 million, respectively.

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless, L.L.C. (“Northstar Wireless”) is a wholly-owned subsidiary of Northstar Spectrum, LLC (“Northstar Spectrum”), which is an entity wholly-owned by us and, prior to October 12, 2023, by us and Northstar Manager, LLC (“NorthStar Manager”).On October 12, 2023, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments including embedded derivatives, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs or outputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, estimates of the timing of future cash flows used to pay principal on certain debt obligations, estimated credit risk underlying installment receivables, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2024 and 2023 may consist of money market funds, government bonds, corporate notes and commercial paper. The amortized cost of these investments approximates their fair value.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Installment Receivables

We offer Boost Mobile postpaid customers the option to pay for their devices and other equipment in installments, generally over a period of 36 months. Installment receivables are presented on our Consolidated Balance Sheets at their amortized cost basis (i.e., the receivables’ unpaid balance as adjusted for any written-off amounts due to impairment and unamortized discounts), net of the allowance for credit losses. At the time of an installment sale, we impute a discount for interest if the term exceeds 12 months as there is no stated rate of interest on the receivables. The receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. The current portion of installment receivables is included in “Trade accounts receivable, net” and the long-term portion of installment receivables is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. This adjustment results in a discount or reduction in the transaction price of the contract with a customer, which is allocated to the performance obligations of the arrangement included in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The imputed discount rate reflects a current market interest rate and is predominately comprised of the estimated credit risk underlying the installment receivable, reflecting the estimated credit worthiness of the customer. The imputed discount on receivables is amortized over the financed installment term using the effective interest method and recognized in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss) to the extent the financing component is not deemed significant.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Internal Use Software

We capitalize certain costs related to developing or acquiring internal use software. Capitalization of software costs begins once the preliminary project stage is completed and we commit to funding the software project. Capitalizing ceases when the software project is ready for its intended use. Capitalized software costs are recorded in “Property and equipment, net” on our Consolidated Balance Sheets and are amortized over the estimated useful life of the software. Costs incurred during the preliminary project stage plus costs associated with training and maintenance are expensed as incurred.

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

Other Debt Investments

We generally record our investments in non-publicly traded debt instruments without a readily determinable fair value at amortized cost. We recognize any discounts over the term of the loan in “Interest income” on the Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, from time to time, some of our debt instruments have interest income that is paid-in-kind, which is added to the principal balance to determine the then current interest income. When we adjust the carrying amount of an investment, the gain or loss is recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Impairment Considerations

We periodically evaluate all of our other investments to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. We consider information if provided to us by our investees such as current financial statements, business plans, investment documentation, capitalization tables, liquidation waterfalls, litigation updates and board materials; and we may make additional inquiries of investee management.

Indicators of impairment may include, but are not limited to, unprofitable operations, material loss contingencies, changes in business strategy, changes in market trends or market conditions, changes in the investees’ enterprise value, regulatory matters, and changes in the investees’ investment pricing. When we determine that one of our other investments is impaired we reduce its carrying value to its estimated fair value and recognize the impairment loss in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price which expired on its own terms on April 1, 2024.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We review our long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that have finite lives are amortized over their estimated useful lives. For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset (or asset group) exceeded its undiscounted future net cash flows. When an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. In the event of an impairment, a loss is recorded in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Pay-TV Satellite Fleet

We currently evaluate our Pay-TV satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023. We will continue to monitor our Pay-TV satellite fleet for indicators of impairment.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Broadband and Satellite Services Satellite Fleet

We currently evaluate our Broadband and Satellite Services satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023. We will continue to monitor our Broadband and Satellite Services satellite fleet for indicators of impairment.

Finite-Lived Regulatory Authorizations

We have regulatory authorizations that are not related to the FCC and have determined that they have finite lives due to uncertainties about the ability to extend or renew their terms. Finite-lived regulatory authorizations are amortized over their estimated useful lives on a straight-line basis. Renewal costs are usually capitalized when they are incurred. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023.

Finite-Lived Intangible Assets

Intangible assets include customer relationships, trademarks, and certain below market contracts. These assets are amortized over their respective useful lives. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023.

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

Pay-TV Segment Licenses

We combine all of our indefinite-lived Pay-TV segment licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2024, 2023 and 2022, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the Pay-TV segment licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the Pay-TV segment licenses exceeds the carrying amount. As such, no further analysis was required.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Broadband and Satellite Services Segment Licenses

We combine all of our indefinite-lived Broadband and Satellite Services segment licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2024, 2023 and 2022, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the Broadband and Satellite Services segment licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the Broadband and Satellite Services segment licenses exceeds the carrying amount. As such, no further analysis was required.

Wireless Segment Spectrum Licenses

We combine all of our indefinite-lived Wireless segment spectrum licenses, excluding the MVDDS Licenses discussed below, into a single unit of accounting.

Management performs either a qualitative assessment or a quantitative assessment, using the market approach or the income approach, to determine whether it is more likely than not that the fair value of these licenses exceeds the carrying amount. The market approach assesses the value of our spectrum using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, either acquisitions of spectrum or of businesses for which spectrum values can reliably be inferred.

In 2024, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, prior year quantitative assessments, industry considerations and secondary market transactions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds the carrying amount.

In 2023, management performed a quantitative assessment to determine whether the fair value of these licenses exceeds the carrying amount. The quantitative assessment consisted of a market approach performed by a third-party and reviewed by management. In our assessment, we concluded that under the market approach the fair value of these licenses are substantially in excess of the carrying value.

In 2022, management performed a quantitative assessment to determine whether the fair value of these licenses exceeds the carrying amount. In our assessment, we performed the market approach and the income approach and concluded that under both scenarios the fair value of these licenses are substantially in excess of the carrying value.

Changes in circumstances or market conditions could result in a write-down of any of the above Wireless segment spectrum licenses in the future.

Goodwill

We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year during the fourth quarter or more frequently if events or changes in circumstances indicate an impairment may be possible.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the year ended December 31, 2023, our assessment indicated the goodwill attributed to certain acquisitions was no longer supported based on the sustained decrease in our market capitalization. As such, we recorded a total noncash impairment charge equal to all of our goodwill of approximately $758 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table presents the changes in the carrying amounts of goodwill by operating segment:

Goodwill	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
Balance, December 31, 2022, net of accumulated impairment losses	$6,457	$218,560	$532,491	$757,508
Impairment of goodwill	(6,457)	(218,560)	(532,491)	(757,508)
Balance, December 31, 2023, net of accumulated impairment losses	$—	$—	$—	$—

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

We are currently commercializing our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. Historically, the qualifying assets exceeded the carrying value of our long-term debt and finance lease obligations, therefore substantially all of our interest expense was being capitalized. As the qualifying assets, including markets within certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize substantially all interest on those assets and as a result, during the year ended December 31, 2024, we incurred $429 million of “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss), which would have previously been capitalized. We expect this trend to continue.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2024 and 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 10 for the fair value of our debt.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Wireless Segment

Our Wireless Segment revenue is primarily derived from Wireless subscriber revenue and selling wireless devices to subscribers. The majority of our subscribers are prepaid with a smaller subset of postpaid subscribers. Prepaid subscribers prepay for their monthly service on a month-to-month contract. Our contracts with prepaid customers are determined to be one month. Postpaid subscribers are qualified to pay for their service after it has been provided and pay for their monthly service on a month-to-month contract. Our contracts with postpaid customers typically have an enforceable duration of one month. However, promotional bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist.

We have both an indirect sales channel, which includes third-party owned retail stores and big box stores, as well as online through Amazon and Apple, and a direct sales channel, which services customers online through each respective brand’s website. To deliver products to third-party retail stores through the indirect sales channel, we use direct distribution partners to facilitate product delivery. Our contracts with customers may involve more than one performance obligation, which include wireless services, wireless devices or a combination thereof, and we allocate the transaction price between each performance obligation based on its relative standalone selling price. Although our Wireless segment offers both products and services, we have determined that not all contracts with customers are bundled arrangements as the wireless device and service are sometimes sold at different times, and in the case of certain sales arrangements through the indirect sales channel, have different customers. When control of the product is transferred to an intermediary other than the end customer in the indirect channel, the customer for the wireless device is the intermediary, such as the direct distribution partner, whereas for the service the subscriber is the end consumer. When control of the product is not transferred to the intermediary, in the indirect channel the product is accounted for as consigned inventory and the customer for both the wireless device and service is the end customer. Service revenues may also include other value added services to subscribers, which may be recorded either gross or net within our Consolidated Statements of Operations and Comprehensive Income (Loss) depending on whether we are deemed to be the principal or agent in the relationship with the subscriber. Service revenues are recognized when the service has been provided and no further obligation exists. Concessions given to subscribers are recorded as a reduction to revenue.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Equipment revenues are primarily related to the sale of wireless devices. Equipment revenue is recognized when control of the product is transferred to our customer, either the direct distribution partner or the end customer, as described above. We offer postpaid customers the option to pay for devices in installments, generally over 36 months. We recognize the effects of a financing component as a reduction of the transaction price in contracts where customers purchase their devices with an installment term of more than one year, including those financing components that are not considered to be significant to the contract in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We have elected the practical expedient of not recognizing the effects of a significant financing component for contracts where we expect, at contract inception, that the period between the transfer of a performance obligation to a customer and the customer’s payment for that performance obligation will be one year or less. We may offer certain promotions that provide our customers on device installment plans with the right to upgrade to a new device after paying a specified portion of their device payment plan agreement amount and trading in their device in good working order. We account for this trade-in right as a guarantee obligation. The full amount of the trade-in right’s fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The total transaction price is reduced by the guarantee, which is accounted for outside the scope of ASC 606, and the remaining transaction price is allocated between the performance obligations within the contract.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Governmental Funding

We participate in various United States federal and state programs, including, but not limited to, the Affordable Connectivity Program (“ACP”) and Lifeline program, under which eligible low-income households may receive a discount off the cost of broadband service and certain connected devices, and participating providers can receive a reimbursement for such discounts. The ACP program funding concluded on June 1, 2024. This revenue is included in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Corresponding receivables are recorded when services have been provided to the customers and costs incurred, but cash has not been received. These amounts are included in “Trade accounts receivable, net” on our Consolidated Balance Sheets.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs in our Pay-TV, Broadband and Satellite Services, and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term. These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. Operating leases are included in “Operating lease assets,” “Other accrued expenses” and “Operating lease liabilities” on our Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net,” “Current portion of debt, finance lease and other obligations” and “Long-term debt, finance lease and other obligations, net of current portion” on our Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 9 for further information on our lease expenses.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes the impact of prepaid or deferred lease payments. When our leases do not provide an implicit rate, we use our IBR based on the information available at commencement date in determining the present value of lease payments. Our IBR is based on an estimated secured rate for the same term as the underlying lease plus a credit spread as secured by our assets. For leases denominated in a currency different than U.S. dollar, IBR is estimated using the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available. The length of our lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Operating lease revenue is generally recognized on a straight-line basis over the lease term. Sales-type lease revenue and a corresponding receivable generally are recognized at lease commencement based on the present value of the future lease payments and related interest income on the receivable is recognized over the lease term. Payments under sales-type leases are discounted using the interest rate implicit in the lease. We report revenue and periodic interest income from sales-type leases at the commencement date in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We report operating lease revenue in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Wireless Segment

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes costs incurred under the MNSA and NSA, lease expense on communication towers and transport as well as cloud services, certain direct costs of our 5G Network operations necessary to deliver wireless voice and data services. Costs incurred under the MNSA and NSA are recognized as the services are performed or as incurred. Lease costs are generally recognized on a straight-line basis over the lease term. Costs related to cloud services are either recognized ratably over the contract term or based on usage.

Broadband and Satellite Services Segment

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally consists of costs of satellite capacity and services, hub infrastructure, customer care, wireline and wireless capacity and direct labor costs associated with the services provided and is generally charged to expense as incurred.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cost of Sales – Equipment and Other

Pay-TV Segment

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Wireless Segment

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes the cost of wireless devices and other related items. Costs are recognized as products are delivered to customers and the related revenue is recognized.

Broadband and Satellite Services Segment

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally consists of inventory costs, including freight and royalties, and is generally recognized at the point in time control of the equipment is passed to the customer and related revenue is recognized.

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $745 million, $868 million and $816 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $91 million, $110 million and $110 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

New Accounting Pronouncements

Not Yet Adopted

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

Disaggregation of Income Statement Expenses. On November 5, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our Consolidated Financial Statements and related disclosures.

3.Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if, our Existing DISH Convertible Notes and EchoStar Convertible Notes, as defined in Note 10, (together the “Convertible Notes,”) were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock for the reporting period. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Net income (loss)	$(124,515)	$(1,634,824)	$2,536,892
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(4,969)	67,233	59,172
Net income (loss) attributable to EchoStar - Basic	(119,546)	(1,702,057)	2,477,720
Interest on dilutive Convertible Notes, net of tax (1)(5)	—	—	—
Net income (loss) attributable to EchoStar - Diluted	$(119,546)	$(1,702,057)	$2,477,720

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	274,079	270,842	270,102
Dilutive impact of Convertible Notes (3)(4)(5)	—	—	37,550
Dilutive impact of stock awards outstanding (5)	—	—	81
Diluted	274,079	270,842	307,733

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.44)	$(6.28)	$9.17
Diluted net income (loss) per share attributable to EchoStar	$(0.44)	$(6.28)	$8.05
(1)	For the years ended December 31, 2023 and 2022, substantially all of our interest expense was capitalized. See Note 2 for further information.
(2)	On November 12, 2024, as a result of the PIPE Investment (as defined below), we issued 14.265 million shares of our Class A Common Stock.
(3)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(4)	On November 12, 2024, we issued $1.906 billion aggregate principal amount of EchoStar Convertible Notes (as defined in Note 10), which includes the EchoStar Convertible Notes issued upon the closing of the EchoStar Exchange Offers (as defined in Note 10). Upon the closing of the EchoStar Exchange Offers the Existing DISH Convertible Notes (as defined in Note 10) with an aggregate principal amount of $183 million remain outstanding. Subsequent to November 12, 2024, the total outstanding aggregate principal amount of our Convertible Notes may be converted into 58 million shares.
(5)	For both the years ended December 31, 2024 and 2023, the dilutive impact of 38 million weighted-average shares of Class A common stock were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period.

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

	As of December 31,
	2024	2023	2022

	(In thousands)
Anti-dilutive stock awards	7,082	10,906	9,680
Performance/market based options	4,300	4,631	5,285
Restricted Performance Units/Awards	—	—	388
Common stock warrants	16,151	16,151	16,151
Total	27,533	31,688	31,504

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

PIPE Shares

On September 30, 2024, we entered into subscription agreements with certain accredited investors including CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) (“CONX”), (the “PIPE Investors” and the subscription agreements, the “Subscription Agreements”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 14.265 million shares (the “PIPE Shares”) of our Class A Common Stock at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the CONX Subscription Agreement represented an agreement to purchase from us an aggregate of 1.551 million shares of our Class A Common Stock for an aggregate cash purchase price of approximately $43.5 million. The PIPE Shares were issued and settled on November 12, 2024.

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 9 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for interest (including capitalized interest)	$1,429,588	$1,400,524	$1,144,915
Cash received for interest	53,037	163,729	30,264
Cash paid for income taxes, net of (refunds)	(11,675)	15,634	98,930
Capitalized interest (1)	1,104,736	1,335,129	1,084,880
Employee benefits paid in Class A common stock	—	20,101	33,389
Vendor financing	—	87,343	108,048
Regulatory authorizations reclassification	—	—	122,657
Accrued capital expenditures	137,685	238,231	403,134
Asset retirement obligation	20,929	74,189	122,390
Revaluation of contingent liabilities	—	—	47,916
Non-cash net assets received as part of the India JV formation	—	—	36,701
(1)	See Note 2 for further information.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss)” and excludes noncontrolling interest:

	For the Years Ended December 31,
	2024			2023			2022
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

	(In thousands)
Foreign currency translation adjustments	$(36,230)	$563	$(35,667)	$15,479	$(503)	$14,976	$33,742	$710	$34,452
Unrealized holding gains (losses) on available-for-sale securities	1,549	(375)	1,174	(306)	65	(241)	536	(1,071)	(535)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1,539)	377	(1,162)	550	(74)	476	(25)	2	(23)
Other	—	—	—	—	—	—	2,660	—	2,660
Other comprehensive income (loss)	$(36,220)	$565	$(35,655)	$15,723	$(512)	$15,211	$36,913	$(359)	$36,554

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax and excludes noncontrolling interest:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Other	Total

	(In thousands)
Balance, December 31, 2022	$(175,047)	$(122)	$(98)	$(175,267)
Foreign currency translation adjustments	14,878	—	98	14,976
Other comprehensive income (loss) before reclassification	—	(241)	—	(241)
Amounts reclassified from accumulated other comprehensive income (loss)	—	476	—	476
Balance, December 31, 2023	$(160,169)	$113	$—	$(160,056)
Foreign currency translation adjustments	(35,667)	—	—	(35,667)
Other comprehensive income (loss) before reclassification	—	1,174	—	1,174
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,162)	—	(1,162)
Balance, December 31, 2024	$(195,836)	$125	$—	$(195,711)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$51	$144
Strategic - trading/equity	26,454	176,205
Other	1,215,531	446,695
Total current marketable investment securities	1,242,036	623,044
Restricted marketable investment securities (1)	32,114	27,840
Total marketable investment securities	1,274,150	650,884

Restricted cash and cash equivalents (1)	288,411	90,225

Other investments, net:
Equity method investments (2)	83,423	169,038
Cost method investments	106,811	106,134
Fair value method and other debt investments (3)	12,093	39,198
Total other investments, net	202,327	314,370

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$1,764,888	$1,055,479
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash and cash equivalents” and “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets and discussed below.
(2)	The decrease primarily resulted from our Invidi Technologies Corporation and Broadband Connectivity Solutions (Restricted) Limited investments, discussed below.
(3)	The decrease primarily resulted from a $27 million impairment in a fair value method investment during the year ended December 31, 2024 and recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of December 31, 2024, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2024 and 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash and cash equivalents. As of December 31, 2024, we had $151 million included in “Current restricted cash and cash equivalents” on our Consolidated Balance Sheets that primarily consists of funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the New DISH DBS Financing, as detailed and defined in Note 10. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements.

Other Investments, net

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investments, net” on our Consolidated Balance Sheets. Our debt securities are classified as available-for-sale and are recorded at fair value. Generally, our debt investments in non-publicly traded debt instruments without a readily determinable fair value are recorded at amortized cost. Our equity investments where we have the ability to exercise significant influence over the investee are accounted for using the equity method of accounting. Certain of our equity method investments are detailed below.

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

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms. During the year ended December 31, 2024, Invidi impaired the goodwill on their financial statements and our portion of this impairment resulted in a $63 million loss in “Equity in earnings (losses) of affiliates” recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2024.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TerreStar Solutions, Inc. We own a 33% interest in TerreStar Solutions, Inc. (“TSI”), an entity that provides wireless mobile communication coverage in Canada using a satellite user terminal. TSI’s wireless communications system is based on a satellite and ground-based technology, which provides communication services in hard-to-reach areas and provides a nationwide interoperable, survivable and critical communications infrastructure. TSI also holds and leases certain 2 GHz wireless spectrum licenses in Canada.

Deluxe/EchoStar LLC. We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

Broadband Connectivity Solutions (Restricted) Limited. We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. For the year ended December 31, 2024, BCS distributed $20 million of this investment to us.

We also hold investments that are not accounted for using the equity method of accounting, which are measured at fair value. Investments in equity securities without readily determinable fair values are accounted for at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer.

Our ability to realize value from our strategic investments in securities that are not publicly traded depends on, among other things, the success of the issuers’ businesses and their ability to obtain sufficient capital, on acceptable terms or at all, and to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them, we will not be able to obtain fair value for them.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2024				2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$3,999,150	$255,118	$3,744,032	$—	$1,692,849	$573,504	$1,119,345	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$8,163	$8,163	$—	$—	$65,172	$65,172	$—	$—
Commercial paper	596,568	—	596,568	—	290,398	—	290,398	—
Corporate securities	629,115	—	629,115	—	114,265	—	114,265	—
Other	13,850	—	13,799	51	4,844	—	4,700	144
Equity securities	26,454	26,454	—	—	176,205	166,481	9,724	—
Total	$1,274,150	$34,617	$1,239,482	$51	$650,884	$231,653	$419,087	$144

As of December 31, 2024, restricted and non-restricted marketable investment securities included debt securities of $652 million with contractual maturities within one year and $596 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivative Instruments

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price pursuant to the License Purchase Agreement, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. This instrument met the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. We did not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement, which expired on its own terms on April 1, 2024. As of December 31, 2023, the derivative’s fair value was zero on our Consolidated Balance Sheets. All changes in the derivative’s fair value were recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See the table below.

We accounted for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the License Purchase Agreement as a Level 3 instrument within the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2024	2023	2022

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$(73,217)	$13,664	$73,293
Derivative instruments - net realized and/or unrealized gains (losses)	—	(1,793,387)	1,015,387
Other investment securities - other-than-temporary impairments	—	(39,800)	—
Gains (losses) related to early redemption of debt	—	73,024	(922)
Foreign currency transaction gains (losses)	(4,511)	5,677	5,235
Equity in earnings (losses) of affiliates	(73,451)	(8,098)	(3,087)
Liberty Puerto Rico Asset Sale gains (losses) (Note 15)	50,418	—	—
EchoStar Exchange Offers debt extinguishment gains (losses) (Note 10)	688,661	—	—
Other	5,597	(21,872)	(1,465)
Total	$593,497	$(1,770,792)	$1,088,441

7.Inventory

Inventory consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Finished goods	$353,401	$512,894
Work-in-process and service repairs	58,028	68,463
Consignment	10,110	56,360
Raw materials	33,658	27,452
Total inventory	$455,197	$665,169

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life			As of December 31,
	(In Years)			2024	2023

				(In thousands)
Equipment leased to customers	2	-	5	$1,784,801	$1,977,450
Satellites (1)	5	-	15	3,872,664	4,168,766
Satellites acquired under finance lease agreements (2)		15		344,972	712,832
Furniture, fixtures, equipment and other	1	-	20	1,686,992	1,691,389
5G Network Deployment equipment (3)	3	-	15	5,382,706	4,263,327
Software and computer equipment	2	-	8	2,216,007	2,503,597
Buildings and improvements (4)	1	-	40	513,419	538,815
Land (4)		-		42,842	46,675
Construction in progress		-		1,570,275	1,844,338
Total property and equipment				17,414,678	17,747,189
Accumulated depreciation				(8,227,546)	(8,185,355)
Property and equipment, net				$9,187,132	$9,561,834

(1)	The Spaceway 3 satellite was deorbited in January 2024.
(2)	This decrease is primarily related to the Nimiq 5 finance lease that was extended in October 2024 and as a result is currently accounted for as an operating lease.
(3)	Includes 5G Network Deployment assets acquired under finance lease agreements.
(4)	This decrease resulted from the sale of certain assets to CONX Corp., which closed May 1, 2024. See Note 18 for further information.

Construction in progress consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Pay-TV	$268,423	$162,055
Wireless	1,276,393	1,639,945
Broadband and Satellite Services	25,459	42,338
Total construction in progress	$1,570,275	$1,844,338

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Equipment leased to customers	$283,099	$329,449	$400,651
Satellites	293,260	264,433	268,994
Buildings, furniture, fixtures, equipment and other	124,123	144,722	98,762
5G Network Deployment equipment	718,729	371,640	29,992
Software and computer equipment	374,953	270,200	185,538
Intangible assets and other amortization expense	136,029	217,479	190,958
Total depreciation and amortization	$1,930,193	$1,597,923	$1,174,895

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network Deployment equipment and software, and amortization of development costs of externally marketed software.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Activity relating to our asset retirement obligations was as follows:

	As of December 31,
	2024	2023

	(In thousands)
Balance, beginning of period	$278,287	$183,135
Liabilities incurred	20,929	74,189
Accretion expense	27,815	20,963
Balance, end of period	$327,031	$278,287

Total included in Other long-term liabilities	$327,031	$278,287

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $216 million and $217 million as of December 31, 2024 and 2023, respectively.

Satellites Pay-TV Segment

Our Pay-TV segment currently utilizes nine satellites in geosynchronous orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease two satellites from third parties: Anik F3 and Nimiq 5, which are accounted for as operating leases. Through the third quarter of 2024, our Nimiq 5 satellite was accounted for as finance lease within our Pay-TV segment. However, during October 2024, we extended the Nimiq 5 lease and as a result it is currently accounted for as an operating lease.

As of December 31, 2024, our Pay-TV segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025
Nimiq 5	September 2009	72.7	October 2029

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellites - Broadband and Satellite Services Segment

Our Broadband and Satellite Services segment currently utilizes nine satellites in geosynchronous orbit approximately 22,300 miles above the equator, six of which we own and depreciate over their estimated useful life. We also lease three satellites from third parties, which are accounted for as finance leases and are depreciated over their economic life.

As of December 31, 2024, our Broadband and Satellite Services segment satellite fleet consisted of the following:

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

In addition to the satellites listed above, during 2025 we have launched and will launch certain satellites in connection with additional business opportunities.

Satellite Anomalies and Impairments

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See Note 2 for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2024.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures. Pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in 2019, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. As of December 31, 2024, we have yet to receive any compensation from the insurance claim. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Intangible Assets

As of December 31, 2024 and 2023, our identifiable intangibles, including intangibles subject to amortization and non-amortizing intangibles, consisted of the following:

	As of December 31,
	2024		2023
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$115,173	$(112,557)	$115,166	$(111,989)
Trademarks	164,834	(101,522)	164,834	(90,326)
Contract-based	41,500	(41,500)	41,500	(41,500)
Customer relationships	902,753	(893,742)	902,858	(807,651)
Total	$1,224,260	$(1,149,321)	$1,224,358	$(1,051,466)

These identifiable intangibles are included in “Intangible assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately two to 20 years. Amortization was $98 million, $183 million and $156 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2024, excluding non-amortizing intangibles, is as follows:

For the Years Ending December 31,	Total
(In thousands)
2025	$15,791
2026	14,094
2027	12,851
2028	12,357
2029	11,767
Thereafter	7,850
Total	$74,710

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.

During the year ended December 31, 2023 we recorded a noncash impairment charge for goodwill of $758 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy. As of December 31, 2024 and 2023, we have zero goodwill recorded on our Consolidated Balance Sheets.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Regulatory Authorizations – Pay-TV and Wireless Segments

As of December 31, 2024 and 2023, our Regulatory Authorizations with indefinite lives consisted of the following:

		As of December 31,
	Segment	2024	2023

		(In thousands)
DBS Licenses	Pay-TV	$677,409	$677,409
700 MHz Licenses	Wireless	701,803	711,871
AWS-4 Licenses	Wireless	1,928,688	1,940,000
H Block Licenses	Wireless	1,671,506	1,671,506
600 MHz Licenses	Wireless	6,192,575	6,213,335
MVDDS Licenses	Wireless	24,000	24,000
28 GHz Licenses	Wireless	2,883	2,883
24 GHz Licenses	Wireless	11,772	11,772
37 GHz, 39 GHz & 47 GHz Licenses	Wireless	202,392	202,533
3550-3650 MHz Licenses	Wireless	912,200	912,939
3.7-3.98 GHz Licenses	Wireless	2,969	2,969
3.45-3.55 GHz Licenses	Wireless	7,329,093	7,327,989
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz	Wireless	972	972
AWS-3 (1)	Wireless	9,829,287	5,618,930
SNR (1)	Wireless	—	4,271,459
Subtotal		29,487,549	29,590,567

Capitalized Interest (1)		9,502,912	8,523,682
Total		$38,990,461	$38,114,249
(1)	See Note 2 for further information.

Regulatory Authorizations – Broadband and Satellite Services Segment

As of December 31, 2024 and 2023, our Regulatory Authorizations for our Broadband and Satellite Services segment with indefinite lives consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
95 W	$200,000	$200,000
107 W	200,000	200,000
Sirion-1 Filing	39,160	39,160
Total	$439,160	$439,160

As of December 31, 2024 and 2023, our Regulatory Authorizations with finite lives consisted of the following:

	As of December 31,
	2024		2023
	Finite Lived	Accumulated	Finite Lived	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Total	$53,160	$(40,615)	$58,061	$(38,490)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

These identifiable intangibles are included in “Regulatory Authorizations, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life of thirteen years. Amortization was $5 million, $5 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Foreign currency translation adjustments were losses of $2 million, gains of $1 million and losses of $2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated future amortization of our Regulatory Authorizations as of December 31, 2024 is as follows (in thousands):

For the Years Ending December 31,	Total
(In thousands)
2025	$3,817
2026	3,767
2027	1,707
2028	482
2029	482
Thereafter	2,290
Total	$12,545

9.Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 13 years, with a weighted average remaining lease term of 1.7 to 9.7 years, some of which include renewal options and some of which include options to terminate the leases within one year. For certain arrangements (generally communication towers), the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases within our Broadband and Satellite Services segment. Through the third quarter of 2024, our Nimiq 5 satellite was accounted for as finance lease within our Pay-TV segment. However, during October 2024, we extended the Nimiq 5 lease and as a result it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases, including our Anik F3 satellite lease.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of lease expense were as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Operating lease cost (1)	$639,707	$538,805	$355,871

Short-term lease cost (2)	16,685	4,765	4,914

Finance lease cost: (3)
Amortization of right-of-use assets	71,474	102,724	57,942
Interest on lease liabilities	8,799	14,090	12,151
Total finance lease cost	80,273	116,814	70,093
Total lease costs	$736,665	$660,384	$430,878
(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.
(3)	The increase in finance lease cost for the year ended December 31, 2023 is primarily related to equipment for our 5G Network Deployment.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$504,604	$367,438	$186,372
Operating cash flows from finance leases	$9,094	$13,400	$11,060
Financing cash flows from finance leases	$56,459	$53,467	$42,740

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$522,975	$753,935	$1,402,357
Finance leases	$—	$53,771	$66,312

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024	2023

	(In thousands)
Operating Leases:
Operating lease assets	$3,260,768	$3,065,448

Other current liabilities	$528,542	$317,395
Operating lease liabilities	3,211,407	3,121,307
Total operating lease liabilities	$3,739,949	$3,438,702

Finance Leases:
Property and equipment, gross	$466,074	$833,933
Accumulated depreciation	(235,001)	(520,344)
Property and equipment, net	$231,073	$313,589

Other current liabilities	$30,381	$56,459
Other long-term liabilities	36,818	67,199
Total finance lease liabilities	$67,199	$123,658

Weighted Average Remaining Lease Term:
Operating leases	9.7 years	10.6 years
Finance leases	1.7 years	2.2 years

Weighted Average Discount Rate:
Operating leases	10.2%	9.5%
Finance leases	9.3%	9.7%

Maturities of lease liabilities as of December 31, 2024 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2025	$569,819	$35,392	$605,211
2026	600,545	36,588	637,133
2027	601,316	2,574	603,890
2028	556,826	—	556,826
2029	542,595	—	542,595
Thereafter	3,011,068	—	3,011,068
Total lease payments	5,882,169	74,554	5,956,723
Less: Imputed interest	(2,142,220)	(7,355)	(2,149,575)
Total	3,739,949	67,199	3,807,148
Less: Current portion	(528,542)	(30,381)	(558,923)
Long-term portion of lease obligations	$3,211,407	$36,818	$3,248,225

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers.

The following table presents our lease revenue by type of lease:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Lease revenue:
Sales-type lease revenue	$10,547	$13,431	$8,777
Operating lease revenue	14,358	42,565	44,350
Total lease revenue	$24,905	$55,996	$53,127

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $26 million and $30 million as of December 31, 2024 and 2023, respectively.

The following table presents future operating lease payments to be received as of December 31, 2024:

For the Years Ending December 31,	Total
(In thousands)
2025	$9,322
2026	5,285
2027	4,093
2028	1,379
2029	1,008
Thereafter	16
Total lease payments to be received	$21,103

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.Debt, Finance Lease and Other Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2024 and 2023:

		As of December 31,
		2024		2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
2 3/8% Convertible Notes due 2024 (1)	DISH	$—	$—	$951,168	$944,034
5 7/8% Senior Notes due 2024 (2)	DDBS	—	—	1,982,544	1,872,275
0% Convertible Notes due 2025 (3)(4)	DISH	138,403	124,916	1,957,197	1,228,141
Term Loan due 2025 (5)	DBS SubscriberCo	500,000	500,000	—	—
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,678,640	2,000,000	1,388,060
5 1/4% Senior Secured Notes due 2026	HSSC	750,000	686,475	750,000	665,678
6 5/8% Senior Notes due 2026	HSSC	750,000	595,725	750,000	591,525
3 3/8% Convertible Notes due 2026 (4)	DISH	45,209	38,495	2,908,801	1,570,753
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,507,780	2,750,000	2,366,073
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,708,460	3,500,000	3,668,980
7 3/8% Senior Notes due 2028	DDBS	1,000,000	715,680	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,143,350	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	959,610	1,500,000	774,600
Term Loan due 2029 (5)(6)	DBS SubscriberCo	1,800,000	1,800,000	—	—
Mandatorily Redeemable Preferred Shares due 2029 (5)(6)(7)	DBS SubscriberCo	200,000	200,000	—	—
10 3/4% Senior Secured Notes due 2029	SATS	5,356,000	5,763,110	—	—
3 7/8% Convertible Secured Notes due 2030 (4)	SATS	1,906,229	2,029,715	—	—
6 3/4% Senior Secured Notes due 2030 (4)	SATS	2,287,738	2,070,952	—	—
Other notes payable		108,072	108,072	160,158	160,158
Subtotal		27,091,651	$25,630,980	22,709,868	$17,843,562
Unamortized deferred financing costs and other debt discounts, net		(555,533)		(69,606)
Finance lease obligations (8)		67,199		123,658
Total		26,603,317		22,763,920
Less: current portion (6)		(943,029)		(3,046,654)
Total debt, finance lease and other obligations, net of current portion		$25,660,288		$19,717,266

(1)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(2)	We repurchased or redeemed the principal balance of our 5 7/8% Senior Notes due 2024 as of November 15, 2024, the instrument’s maturity date.
(3)	Our 0% Convertible Notes due 2025 have been reclassified to “Current portion of debt, finance lease and other obligations” on our Consolidated Balance Sheets as of December 31, 2024
(4)	See “EchoStar Exchange Offers” below for further information.
(5)	See “New DISH DBS Financing” below for further information.
(6)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we may pay a portion of principal balance based on estimated variable cash flows for certain Pay-TV business metrics which could change significantly based on actual performance.
(7)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.
(8)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH DBS Exchange Offers

On September 30, 2024, we announced DISH DBS, our wholly-owned, indirect subsidiary, commenced offers to exchange (the “DISH DBS Exchange Offers”) any and all of its: (a) 5 1/4% Senior Secured Notes due 2026 (the “Outstanding 2026 DBS Secured Notes”) for an equal principal amount of its new 5 1/4% First Lien Notes due 2026 (the “New 2026 DBS First Lien Notes”), (b) 5 3/4% Senior Secured Notes due 2028 (the “Outstanding 2028 DBS Secured Notes”) for an equal principal amount of its new 5 3/4% First Lien Notes due 2028 (the “New 2028 DBS First Lien Notes”), (c) 7 3/4% Senior Notes due 2026 (the “Outstanding 2026 DBS Notes”) for an equal principal amount of its new 7 3/4% Second Lien Notes due 2026 (the “New 2026 DBS Second Lien Notes”), (d) 7 3/8% Senior Notes due 2028 (the “Outstanding 2028 DBS Notes”) for an equal principal amount of its new 7 3/8% Second Lien Notes due 2028 (the “New 2028 DBS Second Lien Notes”) and (e) 5 1/8% Senior Notes due 2029 (the “Outstanding 2029 DBS Notes” and, together with the Outstanding 2026 DBS Secured Notes, the Outstanding 2028 DBS Secured Notes, the Outstanding 2026 DBS Notes and the Outstanding 2028 DBS Notes, the “Outstanding DBS Notes”) for an equal principal amount of its new 5 1/8% Second Lien Notes due 2029 (the “New 2029 DBS Second Lien Notes” and, together with the New 2026 DBS First Lien Notes, the New 2028 DBS First Lien Notes, the New 2026 DBS Second Lien Notes and the New 2028 DBS Second Lien Notes, the “New DBS Notes”), in each case, pursuant to the terms described in a confidential exchange offering memorandum and consent solicitation statement, dated September 30, 2024 (“Original Exchange Offering Memorandum”). On October 28, 2024, we announced DISH DBS, our wholly-owned, indirect subsidiary, amended certain terms of the DISH DBS Exchange Offers pursuant to the terms described in Supplement No. 1, dated October 28, 2024 (the “Supplement” and together with the Original Exchange Offering Memorandum, the “Exchange Offering Memorandum”). On November 12, 2024 (the “Exchange Offer Settlement Date”), the DISH DBS Exchange Offers expired and were terminated.

EchoStar Exchange Offers

On October 10, 2024, we commenced offers to exchange (the “EchoStar Exchange Offers”) the DISH Network’s 0% Convertible Notes due 2025 (the “DISH Network 2025 Notes”) and 3 3/8% Convertible Notes due 2026 (the “DISH Network 2026 Notes” and, together with the DISH Network 2025 Notes, the “Existing DISH Convertible Notes”), with an aggregate principal amount of $4.866 billion for up to $2.381 billion aggregate principal amount of 6 3/4% Senior Secured Notes due 2030 (the "EchoStar Exchange Notes") and up to $1.950 billion aggregate principal amount of 3 7/8% Convertible Secured Notes due 2030 (the "EchoStar Convertible Notes" and together with the EchoStar Exchange Notes, the "EchoStar Notes") with an aggregate principal amount of $4.331 billion to be issued by us pursuant to the terms described in a prospectus and consent solicitation statement, dated October 10, 2024  as amended (the "Exchange Offer Prospectus").

On November 8, 2024, upon the expiration of the EchoStar Exchange Offers, $1.819 billion aggregate principal amount, or approximately 92.9%, of the DISH Network 2025 Notes and $2.863 billion aggregate principal amount, or approximately 98.5%, of the DISH Network 2026 Notes, together $4.682 billion total aggregate principal amount of the Existing DISH Convertible Notes, had been validly tendered for exchange, with a carrying value of $4.674 billion, net of deferred financing costs.

On November 12, 2024, all of the Existing DISH Convertible Notes validly tendered were exchanged for $2.288 billion aggregate principal amount of EchoStar Exchange Notes and $1.876 billion aggregate principal amount of EchoStar Convertible Notes, together $4.164 billion total aggregate principal amount of the EchoStar Notes, with a fair value of $3.986 billion.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We determined that the EchoStar Exchange Offers were debt extinguishments, which resulted in a non-cash gain on debt extinguishment of $689 million, which was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024. As a result, we recorded the EchoStar Notes at their fair values, initially recognizing a net $178 million discount, which is reflected as a reduction to the aggregate principal amounts and will be amortized to “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of the EchoStar Notes.

A total of $138 million aggregate principal amount of DISH Network 2025 Notes and $45 million aggregate principal amount of DISH Network 2026 Notes remain outstanding following the consummation of the EchoStar Exchange Offers.

New DISH DBS Financing

On September 29, 2024 (the “Financing Closing Date”), we and our subsidiary, DBS SubscriberCo, received $2.5 billion in financing from TPG Angelo Gordon and other co-lenders in the form of Term Loans and Mandatorily Redeemable Preferred Shares (each as defined below and together, the “New DISH DBS Financing”). Approximately $2.047 billion in proceeds received from the New DISH DBS Financing were used for the redemption of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024. Solely in the case that the DIRECTV Transaction is not consummated on or prior to the Outside Date (as defined in the Purchase Agreement as in effect on the Financing Closing Date and as it may be extended in accordance with the terms of the Purchase Agreement as in effect on the Financing Closing Date) and until the date that is 180 days after such Outside Date, DBS SubscriberCo may prepay the outstanding New DISH DBS Financing in whole, together with accrued interest to the date of such prepayment, without premium or penalty.

Term Loans

On the Financing Closing Date, DBS SubscriberCo, Alter Domus (US) LLC, as Administrative Agent, and the lenders party thereto, entered into a Loan and Security Agreement (together with all the exhibits, annexes and schedules thereto, the “Loan and Security Agreement”), pursuant to which, among other things and subject to the terms and conditions set forth therein, the lenders agreed to extend credit to DBS SubscriberCo in an aggregate principal amount of up to $2.3 billion secured by the assets of DBS SubscriberCo, which includes approximately three million DISH TV subscribers and their related subscription and equipment agreements (such transactions, the “Loan Financing”). The Loan Financing consists of the following: (i) initial term loans in an aggregate principal amount of $1.8 billion that mature on June 30, 2029 (the “Term Loan due 2029”), (ii) incremental term loans in an aggregate principal amount of $500 million that are payable in equal monthly installments which began in January 2025 and mature on September 30, 2025 (the “Term Loan due 2025”) and (iii) an additional amount of incremental term loans (the “Roll-up Incremental Term Loans” and, together with the Term Loan due 2029 and the Term Loan due 2025, the “Term Loans”). The Roll-up Incremental Term Loans may be incurred from time to time, subject to DBS SubscriberCo’s prior approval and pro forma compliance with a leverage ratio set forth in the Loan and Security Agreement, and mature on June 30, 2029.

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

Interest on the Term Loans accrues and is payable monthly, generally in cash. The interest rate with respect to the Term Loan due 2029 is: (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 10.75% per annum; and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until June 30, 2029, 11.25% per annum.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The interest rate with respect to the Term Loan due 2025 is 11.00% per annum. The interest rate with respect to the Roll-up Incremental Term Loans is: (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 11.00% per annum; and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until the Maturity Date, 11.50% per annum.

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

Mandatorily Redeemable Preferred Shares Due 2029

On the Financing Closing Date, DBS SubscriberCo, entered into an amended and restated limited liability company agreement (the “SubscriberCo LLCA”), pursuant to which, among other things, DBS SubscriberCo issued to certain investors (the “Preferred Members”) redeemable preferred equity interests (the “Preferred Membership Interests”) with an aggregate liquidation preference of $200 million (the “Mandatorily Redeemable Preferred Shares”). The Mandatorily Redeemable Preferred Shares mature on June 30, 2029. Due to the mandatory redemption feature of this instrument, it is considered a debt instrument and recorded in “Long-term debt, finance lease and other obligations, net of current portion” on our Consolidated Balance Sheets.

The Preferred Membership Interests have a preferential cumulative return that accumulates daily in arrears at a rate of: (a) from (and including) the Financing Closing Date and until (but excluding) the date that is 12 months thereafter, 13.25% per annum; and (b) from (and including) the date that is 12 months after the Financing Closing Date and until June 30, 2029 (or the first business day thereafter), 13.75% per annum, payable in cash monthly and a liquidation preference equal to the issue price plus all accrued and unpaid dividends.

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

Senior Notes and Convertible Notes

The below summaries are not complete and are qualified in entirety by reference to the full and complete text of the applicable indentures.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar Senior Secured Notes and Convertible Secured Notes

The EchoStar Senior Secured Notes and Convertible Secured Notes are:

●	senior unsecured obligations of EchoStar and guaranteed by the Spectrum Assets Guarantors (as defined below) and the Equity Pledge Guarantors (as defined below) on a senior secured basis;
●	secured equally and ratably with certain other secured indebtedness on a first-priority basis, subject to permitted liens, certain exceptions, and the first lien intercreditor agreement, by: (i) a lien on all licenses, authorizations and permits issued from time to time by the FCC for use of the AWS-3 Spectrum and for the use of the AWS-4 Spectrum (the “Spectrum Assets”) held by certain of our subsidiaries that hold any Spectrum Assets (each, a “Spectrum Assets Guarantor”); (ii) the proceeds of any Spectrum Assets sale; (iii) the Spectrum Assets can be substituted for other wireless licenses (valued by third-party) of similar value; and (iv) a lien on the equity interests held by an entity that directly owns any equity interests in any Spectrum Assets Guarantor (each, a “Equity Pledge Guarantor”);
●	ranked equally in right of payment, without giving effect to collateral arrangements, with all of our and the Spectrum Assets Guarantors’ or Equity Pledge Guarantors’ existing and future senior indebtedness;
●	ranked senior in right of payment to any of our and the Spectrum Assets Guarantors or Equity Pledge Guarantors’ subordinated existing and future indebtedness and effectively senior to any of the Spectrum Assets Guarantors or Equity Pledge Guarantors unsecured indebtedness and indebtedness secured by junior liens on the collateral to the extent of the value of the collateral and effectively junior to all the existing and future obligations of any of our subsidiaries that are not Spectrum Assets Guarantors or Equity Pledge Guarantors.

The indentures related to our EchoStar Senior Secured Notes and Convertible Secured Notes contain restrictive covenants that, among other things, impose limitations on the ability of EchoStar and the Spectrum Assets Guarantors and the Equity Pledge Guarantors to:

●	incur or guarantee additional debt;
●	make certain investments and other restricted payments;
●	create liens;
●	enter into transactions with affiliates;
●	merge or consolidate with another company;
●	transfer or sell assets;
●	allow to exist certain restrictions on paying dividends or other payments; and
●	guarantor engagement in new activities.

Pursuant to the related indenture, we were required to appoint independent appraisers to determine the aggregate Appraised Value (as defined in the related indenture) of the Spectrum Assets within 60 days following the issue date of the EchoStar Senior Secured Notes and Convertible Secured Notes. Based on the independent appraisals and in accordance with the definition of “Appraised Value” in the related indenture, the Initial Appraisal (as defined in the related indenture) was determined to be $33.1 billion, with a LTV Ratio (as defined in the related indenture) of approximately 0.3 to 1.00. We will also be required to obtain a forfeiture appraisal of the Spectrum Assets (the “Spectrum Assets Forfeiture Appraisal”) within 60 days of the forfeiture date if wireless spectrum licenses that form part of the Spectrum Assets accounting for more than 10% of the aggregate MHz-POPs of all such licenses constituting the Spectrum Assets are forfeited to the FCC as a result of our failure to meet its buildout milestones with respect to such forfeited licenses.

If the loan-to-value ratio with respect to the Spectrum Assets as of the date of the Spectrum Assets Forfeiture Appraisal is greater than 0.375 to 1.00, then within 60 days following the date of the delivery of the Spectrum Assets Forfeiture Appraisal, we will be required to add additional Spectrum Assets Guarantors and/or pledge (or cause to be pledged) cash or additional wireless spectrum licenses as Spectrum Assets to comply with the required loan-to-value ratio of 0.375 to 1.00.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar Senior Secured Notes Special Partial Mandatory Redemption. If we fail to deliver the Spectrum Assets Forfeiture Appraisal within 60 days following the date of forfeiture or we fail to add such additional Spectrum Assets Guarantors and/or pledge (or cause to be pledged) cash or additional wireless spectrum licenses as Spectrum Assets, we will be required to redeem the EchoStar Senior Secured Notes such that immediately after giving effect to such redemption, the loan-to-value ratio shall not be greater than 0.375 to 1.00 at a redemption price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

10 3/4% Senior Secured Notes due 2029

On November 12, 2024, we issued $5.356 billion aggregate principal amount of our 10 3/4% Senior Secured Notes due November 30, 2029. Interest accrues at an annual rate of 10 3/4% and is payable semi-annually in cash, in arrears on May 30 and November 30 of each year, commencing on May 30, 2025.

The 10 3/4% Senior Secured Notes due 2029 are redeemable, in whole or in part, at any time prior to November 30, 2026 at a redemption price equal to 100% of the principal amount plus the Applicable Premium, as defined in the related indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time on or after November 30, 2026, we may redeem the 10 3/4% Senior Secured Notes due 2029 at various redemption prices detailed in the related indenture, together with accrued and unpaid interest, if any, to the redemption date.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 10 3/4% Senior Secured Notes due 2029 at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

3 7/8% Convertible Secured Notes due 2030

On November 12, 2024, we issued $1.906 billion aggregate principal amount of our 3 7/8% Convertible Secured Notes due November 30, 2030. Interest accrues at an annual rate of 3 7/8% and is payable semi-annually in arrears on May 30 and November 30 of each year, commencing on May 30, 2025. Interest payments are, at our option, payable in cash or in kind for the first four interest payment periods; provided that no payment in kind interest may be paid for any interest period if the payment of interest on the Convertible Notes due 2030 or certain other indebtedness during such period is made in cash, and paid in cash thereafter. Interest payments from and including the fifth interest payment period (which will be payable on May 30, 2027) and thereafter must be paid in cash.

We may not redeem the Convertible Notes due 2030 prior to November 30, 2027. The Convertible Notes due 2030 are redeemable, in whole or in part, at any time on or after November 30, 2027 at the redemption prices and subject to the conversion rights and other conditions specified in the related indenture.

If a “fundamental change” (as defined in the related indenture) occurs prior to the maturity date of the Convertible Notes due 2030, holders may require us to repurchase for cash all or part of their Convertible Notes due 2030 at a specified make-whole price equal to 100% of the principal amount of such Convertible Notes due 2030, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date.

Subject to the terms of the related indenture, the Convertible Notes due 2030 may be converted at an initial conversion rate of 29.73507 shares of our Class A common stock per $1,000 principal amount of Convertible Notes due 2030 (equivalent to an initial conversion price of approximately $33.63 per share of our Class A common stock) (the “Initial Conversion Rate”), at any time on or after May 30, 2030 through the second scheduled trading day preceding the maturity date. Holders of the Convertible Notes due 2030 will also have the right to convert the Convertible Notes due 2030 at the Initial Conversion Rate prior to May 30, 2030, but only upon the occurrence of specified events described in the related indenture.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The conversion rate is subject to anti-dilution adjustments if certain events occur. Upon any conversion, we will settle our conversion obligation in cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election.

6 3/4% Senior Secured Notes due 2030

On November 12, 2024, we issued $2.288 billion aggregate principal amount of our 6 3/4% Senior Secured Notes due November 30, 2030. Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in arrears on May 30 and November 30 of each year, commencing on May 30, 2025. Interest payments are, at our option, payable in cash or in kind for the first four interest payment periods. Interest payments from and including the fifth interest payment period (which will be payable on May 30, 2027) and thereafter must be paid in cash.

The 6 3/4% Senior Secured Notes due 2030 are redeemable, in whole or in part, at any time prior to November 30, 2026 at a redemption price equal to 100% of the principal amount plus the Applicable Premium, as defined in the related indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time on or after November 30, 2026, we may redeem the 6 3/4% Senior Secured Notes due 2030 at various redemption prices detailed in the related indenture, together with accrued and unpaid interest, if any, to the redemption date.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 6 3/4% Senior Secured Notes due 2030 at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

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

The 7 3/8% Senior Notes are redeemable, in whole or in part, at any time on or after July 1, 2023 at the redemption prices specified under the related indenture, together with accrued and unpaid interest.

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

HSSC Unsecured Senior Notes

6 5/8% Unsecured Senior Notes due 2026

On July 27, 2016, our subsidiary Hughes Satellite Systems Corporation (“HSSC”) issued $750 million aggregate principal amount of 6 5/8% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes”). Interest on the 2026 Senior Unsecured Notes accrues at an annual rate of 6 5/8% and is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

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

In the event of a change of control, as defined in the respective indenture, we would be required to make an offer to repurchase all or any part of a holder’s 2026 Senior Unsecured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Existing DISH Convertible Notes

0% Convertible Notes due 2025

On December 21, 2020, we issued $2.0 billion aggregate principal amount of the Convertible Notes due December 15, 2025 in a private placement. These notes were part of the EchoStar Exchange Offers (as defined above) and have a remaining aggregate principal amount outstanding of $138 million. These notes will not bear interest, and the principal amount of the Notes will not accrete.

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

3 3/8% Convertible Notes due 2026

On August 8, 2016, we issued $3.0 billion aggregate principal amount of the Convertible Notes due August 15, 2026 in a private offering. These notes were part of the EchoStar Exchange Offers (as defined above) and have a remaining aggregate principal amount outstanding of $45 million. Interest accrues at an annual rate of 3 3/8% and is payable semi-annually in cash, in arrears on February 15 and August 15 of each year.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Pursuant to the related indenture, we were required to obtain an initial appraisal of the Spectrum Collateral by an independent appraiser (the “Initial Appraisal”) within 120 days following the issue date of the 11 3/4% Senior Secured Notes due 2027. As of January 17, 2023, the Initial Appraisal certified we had satisfied the requirements under the loan-to-value ratio (as defined in the Indenture). Based on the independent appraisal, the loan-to-value ratio was not greater than 0.35 to 1.00 and the fair market value of the Spectrum Collateral was $10.04 billion. We will also be required to obtain a second appraisal of the Spectrum Collateral (a “Second Appraisal”) within 120 days of the date if wireless spectrum licenses that form part of the Spectrum Collateral accounting for more than 10% of the aggregate MHz-POPs of all such licenses constituting the Spectrum Collateral are forfeited to the FCC as a result of our failure to meet its buildout milestones with respect to such forfeited licenses. If we fail to deliver the Second Appraisal within 120 days following the date of forfeiture, then we will be required to redeem all of the 11 3/4% Senior Secured Notes due 2027 at a redemption price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

If the loan-to-value ratio with respect to the Spectrum Collateral, as of the date of the Second Appraisal, is greater than 0.35 to 1.00, then within 90 days following the date of the delivery of the Second Appraisal we will be required to add additional Spectrum Collateral guarantors and/or pledge (or cause to be pledged) cash or interests in additional wireless spectrum licenses as Spectrum Collateral to comply with the required loan-to-value ratio of 0.35 to 1.00. If we fail to add such additional Spectrum Collateral and/or pledge (or cause to be pledged) cash or interests in additional wireless spectrum licenses, we will be required to redeem an amount of 11 3/4% Senior Secured Notes due 2027 such that immediately after giving effect to such redemption, the loan-to-value ratio shall not be greater than 0.35 to 1.00 at a redemption price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

HSSC Secured Senior Notes

5 1/4% Senior Secured Notes due 2026

On July 27, 2016, our subsidiary Hughes Satellite Systems Corporation (“HSSC”) issued $750.0 million aggregate principal amount of 5 1/4% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”). Interest on the 2026 Senior Secured Notes accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

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

In the event of a change of control, as defined in the respective indenture, we would be required to make an offer to repurchase all or any part of a holder’s 2026 Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intercompany Loans

DISH 2021 Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Secured Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “DISH 2021 Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The DISH 2021 Intercompany Loan matures in two tranches, with the first tranche maturing on December 1, 2026 (the “DISH 2021 Intercompany Loan 2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “DISH 2021 Intercompany Loan 2028 Tranche”). DISH DBS may make additional advances to DISH Network under the DISH 2021 Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the DISH 2021 Intercompany Loan 2026 Tranche.

Interest accrues and is payable semiannually, and interest payments with respect to the DISH 2021 Intercompany Loan were, at our option, payable in kind for the first two years from the issuance date of November 2021. In the third year post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the DISH 2021 Intercompany Loan were required to be paid in cash. Currently, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the DISH 2021 Intercompany Loan 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the DISH 2021 Intercompany Loan 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche.

As of December 31, 2024, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion. During the year ended December 31, 2024, interest payments for the Intercompany Loan paid in cash totaled $323 million.

DISH 2021 Intercompany Loan 2026 Tranche. In January 2024, we completed a series of assignments resulting in the transfer of the receivable in respect to the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion from DISH DBS to EchoStar Intercompany Receivable Company L.L.C., our direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable Company L.L.C. As of December 31, 2024, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion. During the year ended December 31, 2024, interest payments for the DISH 2021 Intercompany Loan 2026 Tranche paid in cash totaled $196 million.

The DISH 2021 Intercompany Loan is secured by Weminuche’s (DISH Network’s indirect wholly-owned subsidiary) interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses up to the total loan amount outstanding including interest paid in kind. Pursuant to the terms of the 2021 Intercompany Loan, under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The DISH 2021 Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the DISH 2021 Intercompany Loan and any collateral pledged as security for the DISH 2021 Intercompany Loan.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Q2 2024 Intercompany Loan

In June 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q2 2024 Intercompany Loan”) for an initial principal amount of $1.508 billion. The DISH Q2 2024 Intercompany Loan matures on August 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q2 2024 Intercompany Loan is at a variable rate, subject to adjustments based on, among other things, the weighted average cost of borrowing for DISH DBS. As of December 31, 2024, the total DISH Q2 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.577 billion.

DISH Q3 2024 Intercompany Loan

In September 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q3 2024 Intercompany Loan”) for an initial principal amount of $481 million. The DISH Q3 2024 Intercompany Loan matures on November 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q3 2024 Intercompany Loan is at a variable rate, subject to adjustments based on, among other things, the weighted average cost of borrowing for DISH DBS. As of December 31, 2024, the total DISH Q3 2024 Intercompany Loan amount outstanding plus interest paid in kind was $493 million.

EchoStar 2024 Intercompany Loan

In November 2024, EchoStar Financing L.L.C., our subsidiary, entered into an intercompany loan with DISH Wireless L.L.C., a subsidiary of DISH Network, (the “EchoStar 2024 Intercompany Loan”) for a borrowing principal amount of up to $4.500 billion. The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. As of December 31, 2024, the total EchoStar 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.015 billion.

Interest on Long-Term Debt

			Annual
		Semi-Annual	Debt Service
	Issuer	Payment Dates	Requirements (1)
			(In thousands)
7 3/4% Senior Notes due 2026	DDBS	January 1 and July 1	$155,000
5 1/4% Senior Secured Notes due 2026	HSSC	February 1 and August 1	$39,375
6 5/8% Senior Notes due 2026	HSSC	February 1 and August 1	$49,688
3 3/8% Convertible Notes due 2026 (2)	DISH	February 15 and August 15	$1,526
5 1/4% Senior Secured Notes due 2026	DDBS	June 1 and December 1	$144,375
11 3/4% Senior Secured Notes due 2027	DISH	May 15 and November 15	$411,250
7 3/8% Senior Notes due 2028	DDBS	January 1 and July 1	$73,750
5 3/4% Senior Secured Notes due 2028	DDBS	June 1 and December 1	$143,750
5 1/8% Senior Notes due 2029	DDBS	June 1 and December 1	$76,875
10 3/4% Senior Secured Notes due 2029	SATS	May 30 and November 30	$575,770
3 7/8% Convertible Secured Notes due 2030 (3)	SATS	May 30 and November 30	$73,866
6 3/4% Senior Secured Notes due 2030 (3)	SATS	May 30 and November 30	$154,422
(1)	Annual debt service requirements exclude the interest on the New DISH DBS Financing, discussed below.
(2)	As of December 31, 2024, a total of $45 million aggregate principal amount of 3 3/8% Convertible Notes due 2026 remain outstanding following the consummation of the EchoStar Exchange Offers. See above for further information.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(3)	Includes interest payments that are, at our option, payable in cash or in kind. See above for further information.

Interest on the New DISH DBS Financing

The Term Loans and the Mandatorily Redeemable Preferred Shares due 2029 have variable interest rates and payment terms upon which we may pay a portion of principal balance based on estimated variable cash flows for certain Pay-TV business metrics which could change significantly based on actual performance. The estimated annual interest requirement for the Term Loans and the Mandatorily Redeemable Preferred Shares due 2029 for the year ended December 31, 2025 is approximately $245 million.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Other Debt, Finance Lease and Other Obligations

Other debt, finance lease and other obligations consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Satellites and other finance lease obligations	$67,199	$123,658
Notes payable related to satellite vendor financing and other debt payable in installments through 2032 with interest rates ranging from approximately 4% to 10%	108,072	160,158
Total	175,271	283,816
Less: current portion	(69,496)	(112,942)
Other long-term debt, finance lease and other obligations, net of current portion	$105,775	$170,874

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Nimiq 5. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the satellite service agreement for Nimiq 5 was transferred to us. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009. This satellite was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement. We leased 100% of the capacity on Nimiq 5 for an initial period of 15 years. During October 2024, we extended the Nimiq 5 lease and, as a result of the new terms, it is currently accounted for as an operating lease.

Dell Finance Lease. On July 17, 2020, we entered into a master agreement with Dell to lease certain components of our 5G Network Deployment infrastructure, including certain equipment.

The summary of future maturities of our outstanding debt as of December 31, 2024 is included in the commitments table in Note 15.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2024, we had $543 million net operating loss carryforwards (“NOLs”) for federal income tax purposes, $277 million of NOL carryforwards for state income tax purposes and $201 million of foreign NOL carryfowards which are partially offset by a valuation allowance. In addition, there are $389 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance. Portions of the state NOL and credit carryforwards expired in 2024.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Current (benefit) provision:
Federal	$(20,241)	$(7,484)	$(1,283)
State	23,007	39,441	70,707
Foreign	17,898	8,405	(601)
Total current (benefit) provision	20,664	40,362	68,823

Deferred (benefit) provision:
Federal	(35,837)	(308,917)	638,077
State	(60,930)	(150,108)	93,755
Foreign	(23,653)	(45,006)	(20,965)
Increase (decrease) in valuation allowance	148,701	166,809	18,720
Total deferred (benefit) provision	28,281	(337,222)	729,587
Total (benefit) provision	$48,945	$(296,860)	$798,410

Our $76 million loss of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included a loss of $103 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2024	2023	2022

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	21.0
State income taxes, net of federal benefit	62.9	3.6	3.3
Rates different than statutory	(8.6)	1.1	(0.5)
Increase (decrease) in valuation allowance	(196.8)	(8.6)	0.6
Tax credits	62.5	3.8	(0.8)
Impairments	—	(6.0)	—
Other, net	(5.8)	0.5	0.3
Total (benefit) provision for income taxes	(64.8)	15.4	23.9

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$1,986,276	$1,322,706
Accrued and prepaid expenses	1,013,457	966,445
Stock-based compensation	31,061	29,387
Unrealized (gains) losses on available for sale and other investments (1)	58,587	222,769
Discount on convertible notes and convertible note hedge transaction, net	696	46,636
Deferred revenue	6,369	10,748
Other	3,602	10,096
Total deferred tax assets	3,100,048	2,608,787
Valuation allowance	(564,306)	(492,340)
Deferred tax asset after valuation allowance	2,535,742	2,116,447

Deferred tax liabilities:
Depreciation	(1,996,186)	(1,961,227)
Regulatory authorizations and other intangible amortization	(4,187,034)	(3,960,608)
Bases differences in partnerships and cost method investments (2)	(1,312,328)	(1,179,418)
Other liabilities	(21,752)	(21,227)
Total deferred tax liabilities	(7,517,300)	(7,122,480)
Net deferred tax asset (liability) (3)	$(4,981,558)	$(5,006,033)
(1)	Included in this line item are deferred taxes related to, among other things, changes in the probability weighted fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the year ended December 31, 2023. See Note 6 for further information.
(2)	Included in this line item are deferred taxes related to, among other things, our noncontrolling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses. See Note 2 for further information.
(3)	The presentation of net deferred tax liability includes both deferred tax liabilities and deferred tax assets. Certain foreign deferred tax assets are presented as part of “Other noncurrent assets, net” on our Consolidated Balance Sheets and our deferred tax liabilities related to all other jurisdictions are reported separately as “Deferred tax liabilities, net” on our Consolidated Balance Sheets.

As of December 31, 2024, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2024	2023	2022

	(In thousands)
Balance, beginning of period	$609,543	$569,601	$539,113
Additions based on tax positions related to the current year	251,296	9,210	36,587
Additions based on tax positions related to prior years	23,794	41,522	16,369
Reductions based on tax positions related to prior years	(24,996)	(7,219)	(21,541)
Reductions based on tax positions related to settlements with taxing authorities	—	(3,219)	—
Reductions based on tax positions related to the lapse of the statute of limitations	(310)	(352)	(927)
Balance, end of period	$859,327	$609,543	$569,601

We have $812 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next 12 months. Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2024, 2023 and 2022, we recorded $52 million, $39 million and $22 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $216 million and $165 million at December 31, 2024 and 2023, respectively. The above table excludes these amounts.

12.Stockholders’ Equity (Deficit)

Capital Stock

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.001 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.001 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.001 per share; (iv) 800,000,000 shares of Class D common stock, par value $0.001 per share; and (v) 20,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2024 and 2023, there were no outstanding shares of Class C common stock, Class D common stock or preferred stock.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $500 million of our outstanding Class A common stock. On October 20, 2022, our Board of Directors extended this authorization to repurchase up to $500 million of our outstanding Class A common stock through and including December 31, 2023. This program expired December 31, 2023. On October 25, 2024, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2025. During the year ended December 31, 2024 there were no repurchases of our Class A common stock.

13.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the EchoStar employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 8.0 million shares of Class A common stock. At December 31, 2024, we had 3.4 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP and such shares must be held for a minimum of 180 days from the purchase date.

401(k) Employee Savings Plans

We sponsor the DISH Network 401(k) Employee Savings Plan (the “DISH Network 401(k) Plan”) and the EchoStar 401(k) Employee Savings Plan (the “EchoStar 401(k) Plan”) (collectively referred to as the “401(k) Plans”) for eligible employees. Voluntary employee contributions to the 401(k) Plans may be matched 50% by us and under the EchoStar 401(k) Plan, subject to a maximum annual contribution of $7,500 per employee participating in the EchoStar 401(k) Plan and $5,000 per employee participating in the DISH Network 401(k) Plan. Forfeitures of unvested participant balances which are retained by the 401(k) Plans may be used to fund matching and discretionary contributions. Our Board of Directors may also authorize an annual discretionary contribution to the 401(k) plans, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2024	2023	2022

	(In thousands)
Matching contributions, net of forfeitures	$23,386	$20,379	$18,275
Discretionary stock contributions, net of forfeitures	$11,491	$5,491	$21,606

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance/market and non-performance based stock incentives. As of December 31, 2024, we had outstanding under these plans stock options to acquire 13.6 million shares of our Class A common stock and 91 thousand restricted stock units and awards. Stock options granted on or prior to December 31, 2024 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years. We account for forfeitures as they are incurred. While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, certain stock awards have been granted with immediate vesting and certain other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals. In addition, the Ergen 2020 Performance Award is subject to the achievement of specified stock price targets. As of December 31, 2024, we had 21.7 million shares of our Class A common stock available for future grant under the stock incentive plans.

Exchange Offer. On March 4, 2024, we commenced a tender offer to eligible employees (which excludes our co-founders and the non-employee members of our Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in our Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and we accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, during the second quarter of 2024, the exercise price of approximately 6 million new stock options, affecting approximately 1,000 eligible employees, was adjusted to $14.04.

Stock Award Activity

Our stock option activity was as follows:

	For the Year Ended December 31, 2024
	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life
Total options outstanding, beginning of period (1)	16,087,146	$55.48
Granted (2)	7,055,206	$14.43
Exercised	(315,595)	$14.16
Forfeited and cancelled (3)	(9,267,724)	$41.58
Total options outstanding, end of period	13,559,033	$44.58	$59,949	7.32
Performance/market based options outstanding, end of period (4)	4,300,088	$84.39
Exercisable, end of period	3,606,304	$43.15	$13,075	6.18
(1)	The beginning of period weighted-average exercise price for the year ended December 31, 2024 of $55.48 does not reflect the Exchange Offer, which occurred subsequent to December 31, 2023.
(2)	Includes approximately 6 million stock options granted in connection with the Exchange Offer.
(3)	Includes approximately 7 million stock options cancelled in connection with the Exchange Offer.
(4)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2017 LTIP, 2019 LTIP, 2022 Incentive Plan and Ergen 2020 Performance Award below.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Tax benefit from stock awards exercised	$2,150	$1,384	$573

Our restricted stock unit and award activity was as follows:

	For the Year Ended
	December 31, 2024
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	48,645	$98.78
Granted	342,602	$16.60
Vested	(293,001)	$22.78
Forfeited and cancelled	(7,018)	$101.09
Total restricted stock units/awards outstanding, end of period	91,228	$34.08

The following table summarizes additional information about our stock options and restricted stock units and awards:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Stock options:
Weighted-average grant date fair value of options granted	$14.43	$22.28	$53.20
Intrinsic value of options exercised	$2,275	$—	$98

Restricted stock units and awards:
Weighted-average grant date fair value of units and awards granted	$16.60	$17.50	$40.06
Fair value of units and rewards vested	$6,469	$9,926	$2,212

Long-Term Performance-Based Plans

2017 LTIP. On December 2, 2016, we adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provided stock options, which were subject to vesting based on certain company-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. Exercise of the stock awards was contingent on achieving these performance conditions by December 31, 2020, however, none of the performance conditions were achieved. This plan will expire on January 1, 2027 which as of December 31, 2024, would result in the cancellation of 429,037 stock options.

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

During the years ended December 31, 2023 and 2022, we determined that 85% and 89%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2023 and 2022, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2023 and 2022, approximately 78% and 75%, respectively, of the 2019 LTIP awards had vested.

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

During each of the years ended December 31, 2024, 2023 and 2022, we determined that 100% of the 2022 Incentive Plan performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2024, 2023 and 2022 as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2024, 2023 and 2022, approximately 33%, 17% and 33%, respectively, of the 2022 Incentive Plan awards had vested.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Non-cash, stock-based compensation expense was recorded for the years ended December 31, 2024, 2023 and 2022, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2024, 2023 and 2022, approximately 20% of the Ergen 2020 Performance Award awards had vested.

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2024	2023	2022

	(In thousands)
2022 Incentive Plan	$1,149	$7,346	$19,088
2019 LTIP	—	(1,903)	(97)
Ergen 2020 Performance Award	10,816	12,308	12,308
Other employee performance awards	—	462	4,502
Total non-cash, stock-based compensation expense recognized for performance based awards	$11,965	$18,213	$35,801
(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes actual forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2022 Incentive Plan	Ergen 2020 Performance Award

	(In thousands)
Expense estimated to be recognized during 2025	$1,087	$7,639
Estimated contingent expense subsequent to 2025	161	9,274
Total estimated remaining expense over the term of the plan	$1,248	$16,913

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2024, that assessment could change in the future.

Of the 13.6 million stock options and 91 thousand restricted stock units and awards outstanding under our stock incentive plans as of December 31, 2024, the following awards were outstanding pursuant to our performance based stock incentive plans:

	As of December 31, 2024
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2022 Incentive Plan	154,257	$14.64
2019 LTIP	208,024	$60.37
2017 LTIP	429,037	$165.32
Ergen 2020 Performance Award	3,508,770	$78.98
Total	4,300,088	$84.39

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2024, 2023 and 2022 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cost of services	$1,376	$2,610	$6,511
Selling, general and administrative	35,007	48,904	76,483
Total non-cash, stock-based compensation	$36,383	$51,514	$82,994

As of December 31, 2024, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $51 million and will be recognized over a weighted-average period of approximately 3.2 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted (excluding the Ergen 2020 Performance Award) for the years ended December 31, 2024, 2023 and 2022 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2024			2023			2022
Risk-free interest rate	3.58%	-	4.49%	3.58%	-	4.61%	1.35%	-	4.02%
Volatility factor	37.10%	-	46.39%	34.30%	-	41.25%	32.67%	-	34.84%
Expected term of options in years	3.3	-	6.7	4.1	-	6.6	4.1	-	6.0
Fair value of options granted	$5.15	-	$12.40	$7.40	-	$7.77	$5.97	-	$9.27

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.Commitments and Contingencies

Commitments

As of December 31, 2024, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments Due in the Years Ending December 31,
	Total	2025	2026	2027	2028	2029	Thereafter

	(In thousands)
Long-term debt obligations	$27,091,651	$917,557	$7,195,431	$4,350,278	$3,552,655	$6,861,869	$4,213,861
Interest expense on long-term debt (1)	8,136,650	2,194,342	2,077,099	1,598,233	1,135,306	872,514	259,156
Finance lease obligations (2)	67,199	30,381	34,290	2,528	—	—	—
Interest expense on finance lease obligations (2)	7,355	5,011	2,298	46	—	—	—
Other long-term obligations (3)	9,745,695	1,899,449	1,490,330	1,163,061	1,027,757	990,547	3,174,551
Operating lease obligations (2)	5,882,169	569,819	600,545	601,316	556,826	542,595	3,011,068
Purchase obligations	2,204,298	2,199,420	4,820	58	—	—	—
Total	$53,135,017	$7,815,979	$11,404,813	$7,715,520	$6,272,544	$9,267,525	$10,658,636

(1)	Includes interest expense on our 3 7/8% Convertible Secured Notes due 2030 and our 6 3/4% Senior Secured Notes due 2030 with interest payments that are, at our option, payable in cash or in kind. See Note 10 for further information.
(2)	See Note 9 for further information on leases.
(3)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T and the MNSA with T-Mobile, certain wireless device purchases and marketing obligations, radios, software and integration services and satellite related and other obligations.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $859 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 11 and are included on our Consolidated Balance Sheets as of December 31, 2024. We do not expect any portion of this amount to be paid or settled within the next 12 months.

5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to the FCC to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

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

The Liberty Puerto Rico Asset Sale contains a “clawback” provision under which we retained the ability to “clawback” certain wireless licenses through the end of 2029. Due to this “clawback” provision and the associated accounting requirements, we will not derecognize the impacted wireless licenses until the associated contingencies have been resolved.

As of December 31, 2024, the contingent liability associated with the “clawback” provision was $64 million and was recorded in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. The difference between our net carrying value of the assets sold to their fair value resulted in a $50 million gain which was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date

	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	701,803		December 31, 2024 (3)	June 14, 2025 (5)	June 2033
AWS-4 Licenses (2)	1,928,688		December 31, 2024 (3)	June 14, 2025 (5)	June 2033
H Block Licenses (2)	1,671,506		December 31, 2024 (3)	June 14, 2025 (6)	June 2033
600 MHz Licenses	6,192,575		December 31, 2024 (4)	June 14, 2025 (7)	June 2029
MVDDS Licenses (1)	24,000				July, August, September 2034
LMDS Licenses (1)	—				September 2028
28 GHz Licenses	2,883			October 2, 2029 (8)	October 2029
24 GHz Licenses	11,772			December 11, 2029 (8)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,392			June 4, 2030 (8)	June 2030
3550-3650 MHz Licenses	912,200			March 12, 2031 (8)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (8)		July 23, 2033 (8)	July 2036
3.45–3.55 GHz Licenses	7,329,093	May 4, 2026 (9)		May 4, 2030 (9)	May 2037
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (2)	972				March 2026
AWS-3	9,829,287		December 31, 2024 (10)	October 25, 2025 (11)	October 2025 (11)
Subtotal	29,487,549

Capitalized Interest (12)	9,502,912
Total as of December 31, 2024	$38,990,461

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Economic Area by this date (part of Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”). These licenses are set forth in Appendices A and D of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the AWS-4 licenses, the AWS H Block licenses, and the Lower 700 MHz E Block licenses listed in Appendix G-1 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.
(4)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Partial Economic Area by this date (part of Commitments #2 and #3 of the Extension Request). These licenses are set forth in Appendices B and E of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the 600 MHz licenses listed in Appendix G-2 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80 percent of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80 percent of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide.
(6)	For the H-Block licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80 percent of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80 percent of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide.
(7)	For the 600 MHz licenses set forth in Appendix G-2 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80 percent of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80 percent of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide.
(8)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(9)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(10)	In a January 10, 2025 filing to the FCC, we certified that we were offering reliable signal coverage for certain of these license areas and offering service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date (part of Commitments #2 and #3 the Extension Request). These accelerated licenses are set forth in Appendices C and F of the Extension Request. Under the Extension Request, if we successfully fulfill Commitment #2 and Commitment #3, the final construction deadlines for the AWS-3 licenses listed in Appendix G-3 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.
(11)	For the AWS-3 licenses set forth in Appendix G-3 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80 percent of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80 percent of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide.
(12)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 220 million Americans and 5G broadband service covering over 268 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and 2024. See Note 2 for further information.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024, as defined and detailed in the footnotes to the table above. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments, as defined and detailed in the footnotes to the table above.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment, which will enhance our ability to compete effectively with other wireless service providers.

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

If the winning bids from re-auction or other award of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of Northstar Wireless, no additional amounts will be owed to the FCC by Northstar Wireless. However, if those winning bids are less than the winning bids of Northstar Wireless, then we will be responsible for the difference less any overpayment of the Northstar interim payment, detailed below (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “Northstar Re-Auction Payment”). For example, if the winning bids in a re-auction are $1, the Northstar Re-Auction Payment would be approximately $1.892 billion, which is calculated as the difference between $2.226 billion (the Northstar winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $334 million overpayment of the Northstar interim payment. We cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any Northstar Re-Auction Payment.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Insurance

We generally do not carry commercial in-orbit insurance on any of the satellites we own. We generally do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited. In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.

Purchase Obligations

Our 2025 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, 5G Network Deployment equipment, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, software and other products and services. In addition, our 2025 purchase obligations also include wireless devices related to our Wireless segment. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, which can materially impact our future operating asset and liability balances and our future working capital requirements.

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

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer or that we may offer in the future. We may not be aware of all intellectual property rights that our products or services may potentially infringe. Damages in patent infringement cases can be substantial and in certain circumstances can be trebled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components of our products and services.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and briefing was completed on November 27, 2024.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against our wholly-owned subsidiary DISH Network in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cybersecurity Incident (and a North Carolina statewide subclass of the same individuals). Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints. On September 27, 2024, the Court granted DISH Network’s motion to dismiss the First Amended Consolidated Class Action Complaint as to eight of the eleven named plaintiffs and as to certain causes of action. On October 29, 2024, the Plaintiffs filed the operative Second Amended Consolidated Class Action Complaint, which deletes the allegations as to the dismissed plaintiffs and causes of action, leaving three named plaintiffs and causes of action for negligence, negligence per se, breach of implied contract, and declaratory judgment.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 9, 2024, the United States Patent and Trademark Office issued final written decisions invalidating 38 of the 39 challenged claims. On January 13, 2025, Digital Broadcasting Solutions filed a notice of appeal of those final written decisions, and on February 7, 2025, DISH Network L.L.C. and DISH Technologies L.L.C. cross-appealed as to the single patent claim that wasn’t invalidated. The underlying case has been stayed since May 9, 2024, pending resolution of the petitions before the United States Patent and Trademark Office and any related appeals.

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

Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On February 24, 2025, the Court granted other defendants’ motions to dismiss the claims arising from the 213 patent, the 422 patent, the 601 patent and the 802 patent on the grounds that they claimed in eligible subject matter.

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

Hughes Telecomunicações do Brasil v. State of São Paulo Treasury Department

On December 12, 2019, Hughes Telecomunicações do Brasil (“HTB”) filed a tax annulment claim in the Judicial Court of São Paulo, claiming that a tax assessment from the State Treasury of São Paulo, for the period from January 2013 to December 2014, was based on an erroneous interpretation of an exemption to the ICMS (a state tax on, among other things, communications).

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB.

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of December 31, 2024, the gross amount of fees, penalties and interest owed was approximately $91 million with $54 million remaining outstanding as a result of historical payments.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pursuant to the Contribution and Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 3, 2004 between The DirecTV Group, Inc. (“DirecTV”) and certain other entities relating to DirecTV’s spinoff of certain of its subsidiaries, including HCIPL, DirecTV undertook to indemnify HCIPL for certain pre-closing tax liabilities. On March 27, 2020, HCIPL filed an indemnification complaint against DirecTV in the United States District Court for the Southern District of New York, seeking to recover certain license fees, penalties and interest owed to the Indian government as a result of the aforementioned proceedings. On November 16, 2021, the New York court granted summary judgment in favor of DirecTV, but on June 22, 2023, the United States Court of Appeals for the Second Circuit reversed, holding that, under the Purchase Agreement, HCIPL is entitled to indemnification from DirecTV. The Second Circuit remanded the case back to the trial court to determine the amount of indemnification owed. The parties reached a conditional agreement to settle the matter, but the conditions were not met, so the stay entered on October 3, 2024 was lifted on November 22, 2024.

Lingam Securities Class Action (formerly Jaramillo)

On March 23, 2023, a securities fraud class action complaint was filed against our wholly-owned subsidiary DISH Network and Messrs. Ergen, Carlson and Orban in the United States District Court for the District of Colorado. The complaint was brought on behalf of a putative class of purchasers of our securities during the February 22, 2021 to February 27, 2023 class period. In general, the complaint alleged that DISH Network’s public statements during that period were false and misleading and contained material omissions, because they did not disclose that DISH Network allegedly maintained a deficient cybersecurity and information technology infrastructure, were unable to properly secure customer data and DISH Network’s operations were susceptible to widespread service outages.

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

Mesa Digital

On November 27, 2024, Mesa Digital, LLC filed a complaint in the United States District Court for the Western District of Texas against our wholly-owned subsidiary DISH Wireless alleging infringement of United States Patent No. 9,031,537, entitled “Electronic Wireless Hand Held Multimedia Device.” Generally, it relates to an electronic handheld device with a touch-sensitive display.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Mobility Workx

On December 3, 2024, Mobility Workx, LLC filed a complaint in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiary DISH Wireless alleging infringement of United States Patent No. 7,697,508, entitled “System, Apparatus and Methods for Proactive Allocation of Wireless Communication Resources.” Generally, it relates to hand-offs in a mobile network.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on DISH Network’s petitions, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in DISH Network’s petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third-party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On November 26, 2024, the United States Court of Appeals for the Federal Circuit denied DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.’s petition seeking rehearing en banc. On February 5, 2024, on remand, the District Court denied the motion to declare the case exceptional.

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

On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third-party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. Because SafeCast Limited did not appeal that decision, on January 27, 2025, the United States Patent and Trademark Office issued a certificate canceling, the challenged claims.

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

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the challenged claim. On January 18, 2023, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a second petition requesting ex parte reexamination of the validity of the four other asserted claims of the 213 patent, reexamination was ordered on April 17, 2023, and it remains pending. On October 17, 2024, the Court ordered that the stay of the case, which had been entered for the pendency of the original petitions before the United States Patent and Trademark Office, would remain in place pending the outcome of Sound View’s appeal in a parallel action against Hulu.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third-party’s petition). Uniloc did not appeal those decisions. Thus, the sole remaining asserted patent is the 118 patent.

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

Universal Service Administrative Company

On April 3, 2023, the Universal Service Administrative Company (“USAC”) notified our wholly-owned subsidiary DISH Wireless that it intended to seek to recover funds in the amount of $13.9 million disbursed under the Emergency Broadband Benefit Program (“EBBP”) and Affordable Connectivity Program (“ACP”) rules. We appealed this action and the USAC denied our appeal in October 2023. We appealed USAC's action to the FCC's Wireline Competition Bureau, which denied our appeal on January 17, 2025.

We will continue to appeal USAC's action. We cannot predict with any degree of certainty the outcome of our appeals or determine the extent of any potential liability or damages.

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures. On January 22, 2025, with permission from the Court, the Trustee filed a second amended complaint, which added allegations regarding our New DISH DBS Financing, a related intercompany loan, and the DIRECTV Transaction.

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

On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” On November 21, 2024, a magistrate judge held a hearing on the motion.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.Segment Reporting

Our reportable segments are strategic business units managed separately based on different business strategies, services and products.

Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. “OIBDA,” defined as “Operating income (loss)” plus “Depreciation and amortization,” is the primary measure used by our CODM to evaluate segment operating performance. The CODM regularly reviews budget-to-actual variances of OIBDA when evaluating segment performance and allocating resources to each segment.

Historically, we reported four primary business segments: (1) Pay-TV; (2) Retail Wireless; (3) 5G Network Deployment; and (4) Broadband and Satellite Services. However, based on the information provided to the CODM and to align with management’s view of the business, we concluded that the Retail Wireless and 5G Network Deployment segments should be combined to a single segment, the “Wireless” segment.

We currently operate three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services. See Note 1 for further information. Our Pay-TV segment revenue is primarily derived from Pay-TV subscriber revenue. Our Wireless segment revenue is primarily derived from Wireless subscriber revenue and selling wireless devices to subscribers. Our Broadband and Satellite Services segment revenue is primarily derived from Broadband subscriber revenue, broadband services revenue and communications equipment sales and leases.

All other and eliminations primarily include intersegment eliminations related to intercompany revenue and the related expense, which are eliminated in consolidation.

The CODM is not regularly provided assets on a segment basis; therefore, such information is not presented.

The revenue, expense, operating income (loss) and OIBDA by segment were as follows:

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts presented.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2024
Revenue
Revenue from external customers:
Service revenue	$10,602,475	$3,156,760	$1,196,891	$—	$14,956,126
Equipment sales and other revenue	71,002	448,477	349,911	—	869,390
Intersegment revenue	14,727	2,746	28,986	(46,459)	—
Total Revenue	10,688,204	3,607,983	1,575,788	(46,459)	15,825,516

Operating Expenses
Cost of services:
Programming	5,060,083	—	—	—	5,060,083
Connectivity services (1)	224,112	2,570,988	203,498	(9,032)	2,989,566
Other (2)	1,262,311	529,328	299,242	(4,908)	2,085,973
Total cost of services	6,546,506	3,100,316	502,740	(13,940)	10,135,622
Cost of services - equipment and other	80,271	1,250,656	308,412	(2,384)	1,636,955
Selling, general and administrative expenses:
Subscriber acquisition costs	425,227	650,794	194,665	(3,192)	1,267,494
Selling, general and administrative expenses	650,915	303,240	228,076	(22,909)	1,159,322
Total selling, general and administrative expenses	1,076,142	954,034	422,741	(26,101)	2,426,816

OIBDA (3)	2,985,285	(1,697,023)	341,895	(4,034)	1,626,123

Depreciation and amortization	337,331	1,134,883	459,796	(1,817)	1,930,193
Total costs and expenses	8,040,250	6,439,889	1,693,689	(44,242)	16,129,586

Operating income (loss)	$2,647,954	$(2,831,906)	$(117,901)	$(2,217)	(304,070)

Unallocated Amounts
Interest income					116,625
Interest expense, net of amounts capitalized					(481,622)
Other, net					593,497
Income (loss) before income taxes					$(75,570)

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, transport and data, cloud based service, satellite and transmission, and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2023
Revenue
Revenue from external customers:
Service revenue	$11,377,524	$3,337,186	$1,431,053	$—	$16,145,763
Equipment sales and other revenue	175,948	394,167	299,720	—	869,835
Intersegment revenue	17,687	807	24,786	(43,280)	—
Total Revenue	11,571,159	3,732,160	1,755,559	(43,280)	17,015,598

Operating Expenses
Cost of services:
Programming	5,301,968	—	—	—	5,301,968
Connectivity services	245,716	1,530,184	197,358	(3,416)	1,969,842
Other	1,429,944	482,149	333,517	(6,993)	2,238,617
Total cost of services	6,977,628	2,012,333	530,875	(10,409)	9,510,427
Cost of services - equipment and other	91,164	2,110,706	241,570	(8,536)	2,434,904
Selling, general and administrative expenses:
Subscriber acquisition costs	687,338	701,814	227,754	(6,391)	1,610,515
Selling, general and administrative expenses	727,470	412,671	258,625	(20,127)	1,378,639
Total selling, general and administrative expenses	1,414,808	1,114,485	486,379	(26,518)	2,989,154
Impairments for long-lived assets and goodwill	6,457	218,560	536,082	—	761,099

OIBDA	3,081,102	(1,723,924)	(39,347)	2,183	1,320,014

Depreciation and amortization	381,292	800,629	419,262	(3,260)	1,597,923
Total costs and expenses	8,871,349	6,256,713	2,214,168	(48,723)	17,293,507

Operating income (loss)	$2,699,810	$(2,524,553)	$(458,609)	$5,443	(277,909)

Unallocated Amounts
Interest income					207,374
Interest expense, net of amounts capitalized					(90,357)
Other, net					(1,770,792)
Income (loss) before income taxes					$(1,931,684)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2022
Revenue
Revenue from external customers:
Service revenue	$12,348,995	$3,653,892	$1,593,378	$—	$17,596,265
Equipment sales and other revenue	137,633	525,820	374,528	—	1,037,981
Intersegment revenue	18,764	306	30,187	(49,257)	—
Total Revenue	12,505,392	4,180,018	1,998,093	(49,257)	18,634,246

Operating Expenses
Cost of services:
Programming	5,584,877	—	—	—	5,584,877
Connectivity services	261,942	1,680,811	204,384	(5,799)	2,141,338
Other	1,576,608	454,262	362,927	(8,671)	2,385,126
Total cost of services	7,423,427	2,135,073	567,311	(14,470)	10,111,341
Cost of services - equipment and other	97,315	1,715,276	294,683	(8,138)	2,099,136
Selling, general and administrative expenses:
Subscriber acquisition costs	879,620	512,721	254,751	(7,669)	1,639,423
Selling, general and administrative expenses	742,661	416,578	236,274	(19,611)	1,375,902
Total selling, general and administrative expenses	1,622,281	929,299	491,025	(27,280)	3,015,325
Impairments for long-lived assets and goodwill	—	—	711	—	711

OIBDA	3,362,369	(599,630)	644,363	631	3,407,733

Depreciation and amortization	428,471	288,602	462,748	(4,926)	1,174,895
Total costs and expenses	9,571,494	5,068,250	1,816,478	(54,814)	16,401,408

Operating income (loss)	$2,933,898	$(888,232)	$181,615	$5,557	2,232,838

Unallocated Amounts
Interest income					93,240
Interest expense, net of amounts capitalized					(79,217)
Other, net					1,088,441
Income (loss) before income taxes					$3,335,302

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The purchases of property and equipment, net of refunds, (including capitalized interest related to Regulatory authorizations) by segment were as follows:

			Broadband
			and Satellite
	Pay-TV	Wireless	Services	Eliminations	Total

	(In thousands)
For the Year Ended December 31, 2024
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$218,473	$2,065,570	$212,581	$—	$2,496,624

For the Year Ended December 31, 2023
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$242,736	$3,748,624	$233,423	$—	$4,224,783

For the Year Ended December 31, 2022
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$131,093	$3,580,518	$325,891	$(2,721)	$4,034,781

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

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2024	2023	2022

	(In thousands)
North America	$15,508,769	$16,670,377	$18,244,417
Foreign	316,747	345,221	389,829
Total revenue	$15,825,516	$17,015,598	$18,634,246

The following table summarizes long-lived assets by geographic region:

	As of December 31,
Long-lived assets:	2024	2023

	(In thousands)
North America	$51,729,583	$50,965,318
Foreign	160,483	234,944
Total long-lived assets	$51,890,066	$51,200,262

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2024	2023	2022

	(In thousands)
Pay-TV subscriber and related revenue	$10,613,653	$11,385,961	$12,360,601
Wireless services and related revenue	3,156,760	3,337,240	3,653,909
Broadband and satellite services and other revenue	1,204,938	1,443,616	1,611,069
Pay-TV equipment sales and other revenue	74,551	185,198	144,791
Wireless equipment sales and other revenue	451,223	394,920	526,109
Broadband equipment and other revenue	370,850	311,943	387,024
Eliminations	(46,459)	(43,280)	(49,257)
Total	$15,825,516	$17,015,598	$18,634,246

17.Revenue Recognition

Contract Balances

Our allowance for credit losses as of December 31, 2024, 2023 and 2022 were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
Balance, December 31, 2021	$32,947	$5,587	$14,588	$53,122
Current period provision for expected credit losses	75,518	4,146	32,911	112,575
Write-offs charged against allowance	(67,823)	(6,022)	(36,011)	(109,856)
Acquisitions	—	78	—	78
Foreign currency translation	—	—	3,871	3,871
Balance, December 31, 2022	$40,642	$3,789	$15,359	$59,790
Current period provision for expected credit losses	56,421	10,881	34,085	101,387
Write-offs charged against allowance	(61,743)	4,001	(29,371)	(87,113)
Foreign currency translation	—	—	326	326
Balance, December 31, 2023	$35,320	$18,671	$20,399	$74,390
Current period provision for expected credit losses	56,729	24,989	25,653	107,371
Write-offs charged against allowance	(49,474)	(14,921)	(34,193)	(98,588)
Foreign currency translation	—	—	(545)	(545)
Balance, December 31, 2024	$42,575	$28,739	$11,314	$82,628

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

The following table summarizes our contract asset balances:

	As of December 31,
	2024	2023

	(In thousands)
Contract assets	$108,092	$66,103

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of December 31,
	2024	2023

	(In thousands)
Contract liabilities	$649,054	$710,456

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $664 million.

Performance Obligations

Pay-TV and Wireless Segments

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

Broadband and Satellite Services Segment

As of December 31, 2024, the remaining performance obligations for our customer contracts was approximately $1.6 billion. Performance obligations expected to be satisfied within one year and greater than one year are 27% and 73%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Balance, beginning of period	$352,114	$460,876	$555,614
Additions	260,403	321,470	400,124
Amortization expense	(321,717)	(431,181)	(495,456)
Foreign currency translation	(1,600)	949	594
Balance, end of period	$289,200	$352,114	$460,876

18.Related Party Transactions

Sale of Assets to CONX

On March 10, 2024, CONX, a special purpose acquisition company, partially owned by Charles W. Ergen, our Chairman, and EchoStar Real Estate Holding L.L.C. (“Seller”), our subsidiary, entered into a definitive purchase and sale agreement, which provides for CONX’s purchase from the Seller of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million, net of deferred tax. The transaction closed May 1, 2024. The difference between our net carrying value of the assets sold and the purchase price was $3 million recorded in “Additional paid-in capital” on our Consolidated Balance Sheets as of December 31, 2024.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Concurrently with the transaction closing on May 1, 2024 we entered into an agreement to lease back the property from CONX for an initial 10 year term. During the year ended December 31, 2024, we recorded $2 million for this lease in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

PIPE Shares

On September 30, 2024, we entered into the PIPE Investment with certain accredited investors including CONX, an entity partially owned by Charles W. Ergen, our Chairman. The portion of the PIPE Investment represented by the CONX Subscription Agreement represented an agreement to purchase from us an aggregate of 1.551 million shares of our Class A Common Stock for an aggregate cash purchase price of approximately $43.5 million. The PIPE Shares were issued and settled on November 12, 2024.

10 3/4% Senior Secured Notes due 2029

Prior to the November 12, 2024 issuance of our new 10 3/4% Senior Secured Notes due 2029, a related party of Charles W. Ergen, our chairman, agreed to commit to purchase and/or backstop an aggregate of $100 million of our new 10 3/4% Senior Secured Notes due 2029. Subsequently, such party assigned $5 million of such $100 million commitment to Hamid Akhavan, EchoStar’s President and Chief Executive Officer. On November 12, 2024, the related party of Charles W. Ergen and Hamid Akhavan purchased an aggregate of $95 million and $5 million, respectively, of our new 10 3/4% Senior Secured Notes due 2029.

Hughes Systique Corporation

We own 42% of Hughes Systique Corporation (“Hughes Systique”) and contract with Hughes Systique for software development services. Prior to December 31, 2023, we consolidated Hughes Systique’s financial statements into our Consolidated Financial Statements. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments, net” on our Consolidated Balance Sheets.

The table below summarizes our transactions with Hughes Systique:

	For the Years Ended December 31,
	2024	2023

	(In thousands)
Purchases:
Purchases from Hughes Systique	$17,528	$19,597

	As of December 31,
	2024	2023

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$1,466	$1,704

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NagraStar

We own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses and liabilities” on our Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

The table below summarizes our transactions with NagraStar:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$32,508	$37,068	$43,416

		As of December 31,
		2024	2023

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$5,569	$9,821
Commitments to NagraStar		$883	$1,727