Form 10-Q
period 2025-03-31
EchoStar CORP
filed 2025-05-09
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025.

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

As of April 30, 2025, the registrant’s outstanding common stock consisted of 156,030,172 shares of Class A common stock and 131,348,468 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Through the MNSA and the NSA, we depend in part on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

●	We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

ii

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.
●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	We are controlled by one principal stockholder who is our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC. All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

iii

Item 1. FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$2,529,878	$4,305,393
Current restricted cash and cash equivalents	172,856	150,898
Marketable investment securities	2,529,217	1,242,036
Trade accounts receivable, net of allowance for credit losses of $80,641 and $82,628, respectively	1,183,870	1,198,731
Inventory	413,365	455,197
Prepaids and other assets	724,393	655,233
Other current assets	94,630	88,255
Total current assets	7,648,209	8,095,743

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	172,357	169,627
Property and equipment, net	8,980,928	9,187,132
Regulatory authorizations, net	39,739,466	39,442,166
Other investments, net	202,166	202,327
Operating lease assets	3,242,450	3,260,768
Intangible assets, net	70,906	74,939
Other noncurrent assets, net	515,045	505,985
Total noncurrent assets	52,923,318	52,842,944
Total assets	$60,571,527	$60,938,687

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$690,482	$740,984
Deferred revenue and other	664,924	650,940
Accrued programming	1,284,309	1,339,072
Accrued interest	667,674	352,499
Other accrued expenses and liabilities	1,743,545	1,804,516
Current portion of debt, finance lease and other obligations (Note 9)	1,004,626	943,029
Total current liabilities	6,055,560	5,831,040

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 9)	25,328,132	25,660,288
Deferred tax liabilities, net	4,917,006	4,988,653
Operating lease liabilities	3,195,552	3,211,407
Long-term deferred revenue and other long-term liabilities	1,012,587	1,002,074
Total long-term obligations, net of current portion	34,453,277	34,862,422
Total liabilities	40,508,837	40,693,462

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 155,262,098 and 155,048,676 shares issued and outstanding, respectively	155	155
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,779,458	8,768,360
Accumulated other comprehensive income (loss)	(187,865)	(195,711)
Accumulated earnings (deficit)	11,415,768	11,618,437
Total EchoStar stockholders’ equity (deficit)	20,007,647	20,191,372
Noncontrolling interests	55,043	53,853
Total stockholders’ equity (deficit)	20,062,690	20,245,225
Total liabilities and stockholders’ equity (deficit)	$60,571,527	$60,938,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue:
Service revenue	$3,606,156	$3,819,673
Equipment sales and other revenue	263,602	195,170
Total revenue	3,869,758	4,014,843

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,432,198	2,557,182
Cost of sales - equipment and other	439,508	363,083
Selling, general and administrative expenses	597,851	624,422
Depreciation and amortization	488,333	485,400
Total costs and expenses	3,957,890	4,030,087

Operating income (loss)	(88,132)	(15,244)

Other Income (Expense):
Interest income	65,529	30,462
Interest expense, net of amounts capitalized (Note 2)	(286,055)	(99,408)
Other, net (Note 5)	41,390	(26,110)
Total other income (expense)	(179,136)	(95,056)

Income (loss) before income taxes	(267,268)	(110,300)
Income tax (provision) benefit, net	63,987	1,925
Net income (loss)	(203,281)	(108,375)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(612)	(999)
Net income (loss) attributable to EchoStar	$(202,669)	$(107,376)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	286,513	271,519
Diluted	286,513	271,519

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.71)	$(0.40)
Diluted net income (loss) per share attributable to EchoStar	$(0.71)	$(0.40)

Comprehensive Income (Loss):
Net income (loss)	$(203,281)	$(108,375)
Other comprehensive income (loss):
Foreign currency translation adjustments	9,264	(5,591)
Unrealized holding gains (losses) on available-for-sale debt securities	(1,046)	1,452
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	1,257	(1,528)
Deferred income tax (expense) benefit, net	173	—
Total other comprehensive income (loss), net of tax	9,648	(5,667)
Comprehensive income (loss)	(193,633)	(114,042)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,190	(2,118)
Comprehensive income (loss) attributable to EchoStar	$(194,823)	$(111,924)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

Purchase of SNR Management's ownership interest in SNR HoldCo			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$271	$8,301,979	$(160,056)	$11,737,983	$69,733	$19,949,910	$438,382
Issuance of Class A common stock	—	(160)	—	—	—	(160)	—
Non-cash, stock-based compensation	—	9,058	—	—	—	9,058	—
Other comprehensive income (loss)	—	—	(4,548)	—	(1,119)	(5,667)	—
Purchase of SNR Management's ownership interest in SNR HoldCo	—	—	—	—	—	—	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(4,615)	(4,615)	3,616
Net income (loss) attributable to EchoStar	—	—	—	(107,376)	—	(107,376)	—
Balance, March 31, 2024	$271	$8,310,877	$(164,604)	$11,630,607	$63,999	$19,841,150	$—

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2024	$286	$8,768,360	$(195,711)	$11,618,437	$53,853	$20,245,225
Issuance of Class A common stock	—	2,534	—	—	—	2,534
Non-cash, stock-based compensation	—	7,609	—	—	—	7,609
Other comprehensive income (loss)	—	—	7,846	—	1,802	9,648
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(612)	(612)
Net income (loss) attributable to EchoStar	—	—	—	(202,669)	—	(202,669)
Other	—	955	—	—	—	955
Balance, March 31, 2025	$286	$8,779,458	$(187,865)	$11,415,768	$55,043	$20,062,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(203,281)	$(108,375)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	488,333	485,400
Realized and unrealized losses (gains) on investments, impairments and other	(35,769)	23,893
Non-cash, stock-based compensation	7,609	9,058
Deferred tax expense (benefit)	(68,902)	(11,688)
Changes in allowance for credit losses	(1,987)	10,516
Change in long-term deferred revenue and other long-term liabilities	(2,772)	(3,871)
Other, net	51,627	31,261
Changes in operating assets and operating liabilities, net	(28,103)	15,065
Net cash flows from operating activities	206,755	451,259

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,807,779)	(19,135)
Sales and maturities of marketable investment securities	533,812	458,792
Purchases of property and equipment (Note 7)	(258,427)	(519,612)
Capitalized interest related to regulatory authorizations (Note 2)	(120,057)	(158,084)
Purchases of regulatory authorizations, including deposits	—	(1,104)
Other, net	(4,268)	998
Net cash flows from investing activities	(1,656,719)	(238,145)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(24,671)	(27,125)
Redemption and repurchases of term loans, convertible and senior notes	(289,383)	(951,168)
Early debt extinguishment gains (losses) of convertible and senior notes	11,465	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	2,534	(160)
Purchase of SNR Management's ownership interest in SNR HoldCo	—	(441,998)
Other, net	(31,792)	—
Net cash flows from financing activities	(331,847)	(1,420,451)

Effect of exchange rates on cash and cash equivalents	1,714	(849)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(1,780,097)	(1,208,186)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	4,593,804	1,911,601
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$2,813,707	$703,415

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

The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of March 31, 2025, we had 7.397 million Pay-TV subscribers in the United States, including 5.503 million DISH TV subscribers and 1.894 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“5G VoNR”) to over 222 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands.

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We have deployed 5G VoNR covering over 222 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. As of March 31, 2025, we had 7.145 million Wireless subscribers.

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 10 for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network. We have committed to the FCC to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 10 for definitions and further details.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we will need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network deployment, which will enhance our ability to compete effectively with other wireless service providers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Broadband and Satellite Services

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. As of March 31, 2025, we had 853,000 Broadband subscribers.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. The portion of equity in a subsidiary not attributable, directly or indirectly, to us are recorded as noncontrolling interests or redeemable noncontrolling interests. See below for further information. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Redeemable Noncontrolling Interests

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We are currently commercializing our 5G Network. As a result, the interest expense is being capitalized based on the carrying amount of the 5G Network qualifying assets and the capitalization rate applied to those assets. As the qualifying assets, including markets within certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets.

During the three months ended March 31, 2025 and 2024, capitalized interest totaled $317 million and $258 million, respectively, which reduced “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This change primarily resulted from the increase in the capitalization rate as a result of our financing transactions during the third and fourth quarters of 2024.

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

As of March 31, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 9 for the fair value of our debt.

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term. These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $209 million and $164 million for the three months ended March 31, 2025 and 2024, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales–equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $18 million and $25 million for the three months ended March 31, 2025 and 2024, respectively.

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740):

Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain of our income tax disclosures.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Disaggregation of Income Statement Expenses. On November 5, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our condensed consolidated financial statements, related disclosures and control environment.

3.	Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if, our Existing DISH Convertible Notes and EchoStar Convertible Notes, as defined in Note 9, (together the “Convertible Notes,”) were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock for the reporting period. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands, except per share amounts)
Net income (loss)	$(203,281)	$(108,375)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(612)	(999)
Net income (loss) attributable to EchoStar - Basic	(202,669)	(107,376)
Interest on dilutive Convertible Notes, net of tax (1)	—	—
Net income (loss) attributable to EchoStar - Diluted	$(202,669)	$(107,376)

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	286,513	271,519
Dilutive impact of Convertible Notes (1)	—	—
Dilutive impact of stock awards outstanding (1)	—	—
Diluted	286,513	271,519

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.71)	$(0.40)
Diluted net income (loss) per share attributable to EchoStar	$(0.71)	$(0.40)
(1)	For the three months ended March 31, 2025 and 2024, the interest on dilutive Convertible Notes and the dilutive impact of weighted-average shares of Class A common stock were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period. As of March 31, 2025 and 2024, our Convertible Notes may be converted into 58 million shares and 33 million shares, respectively.
(2)	On November 12, 2024, we issued and sold 14.265 million shares of our Class A Common Stock to certain PIPE investors.

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

	As of March 31,
	2025	2024

	(In thousands)
Anti-dilutive stock awards	3,256	11,417
Performance/market based options	4,271	4,556
Common stock warrants	16,151	16,151
Total	23,678	32,124
4.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Cash paid for interest (including capitalized interest)	$236,096	$230,581
Cash paid for income taxes, net of (refunds)	1,244	(41,115)
Total capitalized interest (1)	316,803	258,367
Accrued capital expenditures	110,340	164,693
Asset retirement obligation	3,697	4,308
(1)	See Note 2 for further information.

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$19,339	$51
Strategic - trading/equity	49,128	26,454
Other	2,460,750	1,215,531
Total current marketable investment securities	2,529,217	1,242,036
Restricted marketable investment securities (1)	61,384	32,114
Total marketable investment securities	2,590,601	1,274,150

Restricted cash and cash equivalents (1)	283,829	288,411

Other investments, net:
Equity method investments	83,262	83,423
Other investments	118,904	118,904
Total other investments, net	202,166	202,327

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$3,076,596	$1,764,888
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash and cash equivalents” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of March 31, 2025, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2025 and December 31, 2024, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash and cash equivalents. As of March 31, 2025 and December 31, 2024, we had $173 million and $151 million, respectively, included in “Current restricted cash and cash equivalents” on our Condensed Consolidated Balance Sheets that primarily consists of funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements which collateralizes certain debt obligations.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$504,151	$—	$—	$504,151	$594,654	$—	$—	$594,654
Cash equivalents	197,508	2,112,048	—	2,309,556	255,118	3,744,032	—	3,999,150
Total	$701,659	$2,112,048	$—	$2,813,707	$849,772	$3,744,032	$—	$4,593,804

Debt securities (including restricted):
U.S. Treasury and agency securities	$10,356	$—	$—	$10,356	$8,163	$—	$—	$8,163
Commercial paper	—	1,197,721	—	1,197,721	—	596,568	—	596,568
Corporate securities	—	1,311,847	—	1,311,847	—	629,115	—	629,115
Other	—	21,498	51	21,549	—	13,799	51	13,850
Equity securities	49,128	—	—	49,128	26,454	—	—	26,454
Total	$59,484	$2,531,066	$51	$2,590,601	$34,617	$1,239,482	$51	$1,274,150

As of March 31, 2025, restricted and non-restricted marketable investment securities included debt securities of $1.444 billion with contractual maturities within one year and $1.097 billion with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2025	2024

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$24,304	$(23,893)
Gains (losses) related to early redemption of debt	11,465	—
Foreign currency transaction gains (losses)	2,249	(627)
Equity in earnings (losses) of affiliates	1,644	(2,786)
Other	1,728	1,196
Total	$41,390	$(26,110)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Finished goods	$315,753	$353,401
Work-in-process and service repairs	51,661	58,028
Consignment	8,507	10,110
Raw materials	37,444	33,658
Total inventory	$413,365	$455,197
7.

7.	Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers	2	-	5	$1,791,745	$1,784,801
Satellites	5	-	15	3,875,304	3,872,664
Satellites acquired under finance lease agreements		15		351,548	344,972
Furniture, fixtures, equipment and other	1	-	20	1,695,639	1,686,992
5G Network equipment (1)	3	-	15	5,594,388	5,382,706
Software and computer equipment	1	-	8	2,288,719	2,216,007
Buildings and improvements	1	-	40	516,118	513,419
Land		-		42,893	42,842
Construction in progress		-		1,485,953	1,570,275
Total property and equipment				17,642,307	17,414,678
Accumulated depreciation				(8,661,379)	(8,227,546)
Property and equipment, net (2)				$8,980,928	$9,187,132
(1)	Includes 5G Network assets acquired under finance lease agreements.
(2)	As of March 31, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Equipment leased to customers	$63,212	$71,767
Satellites	65,980	75,577
Buildings, furniture, fixtures, equipment and other	29,173	27,713
5G Network equipment	208,132	166,822
Software and computer equipment	107,973	88,687
Intangible assets and other amortization expense	13,863	54,834
Total depreciation and amortization	$488,333	$485,400

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network equipment and software, and amortization of development costs of externally marketed software.

Activity relating to our asset retirement obligations, included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, was as follows:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Balance, beginning of period	$327,031	$278,287
Liabilities incurred	3,697	4,308
Accretion expense	7,778	6,464
Balance, end of period	$338,506	$289,059

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $214 million and $216 million as of March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025, our Pay-TV segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV (1)	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from Other Third-Party:
Anik F3 (2)	April 2007	118.7	April 2025
Nimiq 5	September 2009	72.7	October 2029
(1)	During April 2025, the EchoStar XV satellite began the process of relocating from the 61.5 degree orbital location to the 119 degree orbital location. The relocation process is expected to be completed by the third quarter of 2025.
(2)	As of April 2025, we no longer lease this satellite.

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

As of March 31, 2025, our Broadband and Satellite Services segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar IX	August 2003	121	N/A
EchoStar XVII	July 2012	107	N/A
EchoStar XIX	December 2016	97.1	N/A
EchoStar XXI	June 2017	10.25	N/A
Al Yah 3	January 2018	20	N/A
EchoStar XXIV	July 2023	95.2	N/A

Leased from Other Third-Party:
Eutelsat 65 West A	March 2016	65	July 2031
Telesat T19V	July 2018	63	August 2033
EchoStar 105/SES-11	October 2017	105	November 2030

In addition to the satellites listed above, during 2025 we have launched and will launch certain low earth orbit satellites in connection with additional business opportunities.

8.	Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 13 years, with a weighted average remaining lease term of 1.5 to 9.5 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements (generally communication towers), the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Operating lease cost	$167,357	$167,006

Short-term lease cost (1)	5,290	1,023

Finance lease cost:
Amortization of right-of-use assets	13,231	18,468
Interest on lease liabilities	1,502	2,792
Total finance lease cost	14,733	21,260
Total lease costs	$187,380	$189,289
(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$143,546	$118,408
Operating cash flows from finance leases	$1,018	$2,824
Financing cash flows from finance leases	$4,676	$15,134

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$59,980	$199,300
Finance leases	$—	$—

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Operating Leases:
Operating lease assets	$3,242,450	$3,260,768

Other current liabilities	$547,348	$528,542
Operating lease liabilities	3,195,552	3,211,407
Total operating lease liabilities	$3,742,900	$3,739,949

Finance Leases:
Property and equipment, gross	$472,650	$466,074
Accumulated depreciation	(251,787)	(235,001)
Property and equipment, net	$220,863	$231,073

Other current liabilities	$35,268	$30,381
Other long-term liabilities	27,256	36,818
Total finance lease liabilities	$62,524	$67,199

Weighted Average Remaining Lease Term:
Operating leases	9.5 years	9.7 years
Finance leases	1.5 years	1.7 years

Weighted Average Discount Rate:
Operating leases	10.2%	10.2%
Finance leases	9.5%	9.3%

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of March 31, 2025 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2025 (remaining nine months)	$431,791	$29,699	$461,490
2026	611,048	36,588	647,636
2027	612,317	2,574	614,891
2028	568,314	—	568,314
2029	548,482	—	548,482
Thereafter	3,061,142	—	3,061,142
Total lease payments	5,833,094	68,861	5,901,955
Less: Imputed interest	(2,090,194)	(6,337)	(2,096,531)
Total	3,742,900	62,524	3,805,424
Less: Current portion	(547,348)	(35,268)	(582,616)
Long-term portion of lease obligations	$3,195,552	$27,256	$3,222,808

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers.

The following table presents our lease revenue by type of lease:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Lease revenue:
Sales-type lease revenue	$2,197	$1,084
Operating lease revenue	2,401	5,654
Total lease revenue	$4,598	$6,738

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $22 million and $26 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents future operating lease payments to be received as of March 31, 2025:

For the Years Ending December 31,	Total
(In thousands)
2025 (remaining nine months)	$7,506
2026	5,535
2027	3,745
2028	1,996
2029	889
Thereafter	158
Total lease payments to be received	$19,829
9.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.	Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2025 and December 31, 2024:

		As of
		March 31, 2025		December 31, 2024
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
0% Convertible Notes due 2025	DISH	$138,403	$126,493	$138,403	$124,916
Term Loan due 2025 (1)	DBS SubscriberCo	333,333	333,333	500,000	500,000
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,745,000	2,000,000	1,678,640
5 1/4% Senior Secured Notes due 2026 (2)	HSSC	627,283	586,886	750,000	686,475
6 5/8% Senior Notes due 2026	HSSC	750,000	615,563	750,000	595,725
3 3/8% Convertible Notes due 2026	DISH	45,209	38,953	45,209	38,495
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,530,000	2,750,000	2,507,780
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,690,645	3,500,000	3,708,460
7 3/8% Senior Notes due 2028	DDBS	1,000,000	714,160	1,000,000	715,680
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,122,900	2,500,000	2,143,350
5 1/8% Senior Notes due 2029	DDBS	1,500,000	976,050	1,500,000	959,610
Term Loan due 2029 (3)	DBS SubscriberCo	1,800,000	1,800,000	1,800,000	1,800,000
Mandatorily Redeemable Preferred Shares due 2029 (3)(4)	DBS SubscriberCo	200,000	200,000	200,000	200,000
10 3/4% Senior Secured Notes due 2029	SATS	5,356,000	5,633,441	5,356,000	5,763,110
3 7/8% Convertible Secured Notes due 2030	SATS	1,906,229	2,122,300	1,906,229	2,029,715
6 3/4% Senior Secured Notes due 2030	SATS	2,287,738	2,077,975	2,287,738	2,070,952
Other notes payable		94,426	94,426	108,072	108,072
Subtotal		26,788,621	$25,408,125	27,091,651	$25,630,980
Unamortized deferred financing costs and other debt discounts, net		(518,387)		(555,533)
Finance lease obligations (5)		62,524		67,199
Total		26,332,758		26,603,317
Less: current portion (3)		(1,004,626)		(943,029)
Total debt, finance lease and other obligations, net of current portion		$25,328,132		$25,660,288
(1)	During the three months ended March 31, 2025, we redeemed approximately $167 million of our Term Loan due 2025. The remaining balance of approximately $333 million is paid monthly and the final payment is due September 30, 2025.
(2)	During the three months ended March 31, 2025, we repurchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The remaining balance of approximately $627 million matures on August 1, 2026. See Note 5 for further information.
(3)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we may pay a portion of principal balance based on estimated variable cash flows for certain Pay-TV business metrics which could change significantly based on actual performance.
(4)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.
(5)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Convertible Notes

The below summaries are not complete and are qualified in entirety by reference to the full and complete text of the applicable indentures.

EchoStar Convertible Secured Notes

The EchoStar Convertible Secured Notes are:

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

The indentures related to our EchoStar Convertible Secured Notes contain restrictive covenants that, among other things, impose limitations on the ability of EchoStar and the Spectrum Assets Guarantors and the Equity Pledge Guarantors to:

●	incur or guarantee additional debt;
●	make certain investments and other restricted payments;
●	create liens;
●	enter into transactions with affiliates;
●	merge or consolidate with another company;
●	transfer or sell assets;
●	allow to exist certain restrictions on paying dividends or other payments; and
●	guarantor engagement in new activities.

Pursuant to the related indenture, we were required to appoint independent appraisers to determine the aggregate Appraised Value (as defined in the related indenture) of the Spectrum Assets within 60 days following the issue date of the EchoStar Convertible Secured Notes. Based on the independent appraisals and in accordance with the definition of “Appraised Value” in the related indenture, the Initial Appraisal (as defined in the related indenture) was determined to be $33.1 billion, with a LTV Ratio (as defined in the related indenture) of approximately 0.3 to 1.00.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Existing DISH Convertible Notes

0% Convertible Notes due 2025

On December 21, 2020, we issued $2.0 billion aggregate principal amount of the Convertible Notes due December 15, 2025 in a private placement. A portion of these notes were tendered for exchange and cancelled and an aggregate principal amount of $138 million remains outstanding. These notes will not bear interest, and the principal amount of the Notes will not accrete.

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

3 3/8% Convertible Notes due 2026

On August 8, 2016, we issued $3.0 billion aggregate principal amount of the Convertible Notes due August 15, 2026 in a private offering. A portion of these notes were tendered for exchange and cancelled and an aggregate principal amount of $45 million remains outstanding. Interest accrues at an annual rate of 3 3/8% and is payable semi-annually in cash, in arrears on February 15 and August 15 of each year.

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

Intercompany Loans

DISH 2021 Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “DISH DBS Senior Secured Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “DISH 2021 Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network deployment. The DISH 2021 Intercompany Loan matures in two tranches, with the first tranche maturing on December 1, 2026 (the “DISH 2021 Intercompany Loan 2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “DISH 2021 Intercompany Loan 2028 Tranche”). DISH DBS may make additional advances to DISH Network under the DISH 2021 Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the DISH 2021 Intercompany Loan 2026 Tranche.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Interest accrues and is payable semiannually, and interest payments with respect to the DISH 2021 Intercompany Loan were, at our option, payable in kind for the first two years from the issuance date of November 2021. In the third year post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the DISH 2021 Intercompany Loan were required to be paid in cash. Currently and prospectively, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the DISH 2021 Intercompany Loan 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the DISH 2021 Intercompany Loan 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.50% per annum in excess of the Cash Accrual Rate for the applicable tranche.

As of March 31, 2025, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion.

DISH 2021 Intercompany Loan 2026 Tranche. In January 2024, we completed a series of assignments resulting in the transfer of the receivable in respect to the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion from DISH DBS to EchoStar Intercompany Receivable Company L.L.C., our direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable Company L.L.C. As of March 31, 2025, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion.

The DISH 2021 Intercompany Loan was initially secured by interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses up to the total loan amount outstanding including interest paid in kind. Pursuant to the terms of the DISH 2021 Intercompany Loan, under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. During the first quarter of 2025, we exercised our right to exchange certain of the 3.45-3.55 GHz Licenses for certain other previously unencumbered wireless spectrum licenses of equal or greater value based upon the most recent third-party valuation. The DISH 2021 Intercompany Loan is not included as collateral for the DISH DBS Senior Secured Notes, and the DISH DBS Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the DISH 2021 Intercompany Loan and any collateral pledged as security for the DISH 2021 Intercompany Loan.

DISH Q2 2024 Intercompany Loan

In June 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q2 2024 Intercompany Loan”) for an initial principal amount of $1.508 billion. The DISH Q2 2024 Intercompany Loan matures on August 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q2 2024 Intercompany Loan is at a variable rate. As of March 31, 2025, the total DISH Q2 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.603 billion.

DISH Q3 2024 Intercompany Loan

In September 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q3 2024 Intercompany Loan”) for an initial principal amount of $481 million. The DISH Q3 2024 Intercompany Loan matures on November 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q3 2024 Intercompany Loan is at a variable rate. As of March 31, 2025, the total DISH Q3 2024 Intercompany Loan amount outstanding plus interest paid in kind was $501 million.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

EchoStar 2024 Intercompany Loan

In November 2024, EchoStar Financing L.L.C., our subsidiary, entered into an intercompany loan with DISH Wireless L.L.C., a subsidiary of DISH Network, for a borrowing principal amount of up to $4.500 billion (the “EchoStar 2024 Intercompany Loan”). The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. As of March 31, 2025, the total EchoStar 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.760 billion.

10.Commitments and Contingencies

Commitments

5G Network

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network. We have committed to the FCC to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

Wireless Spectrum Licenses

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date

	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	701,803		December 31, 2024 (3)	June 14, 2025 (5)	June 2033
AWS-4 Licenses (2)	1,928,688		December 31, 2024 (3)	June 14, 2025 (5)	June 2033
H Block Licenses (2)	1,671,506		December 31, 2024 (3)	June 14, 2025 (6)	June 2033
600 MHz Licenses	6,192,575		December 31, 2024 (4)	June 14, 2025 (7)	June 2029
MVDDS Licenses (1)	24,000				July, August, September 2034
LMDS Licenses (1)	—				September 2028
28 GHz Licenses	2,883			October 2, 2029 (8)	October 2029
24 GHz Licenses	11,772			December 11, 2029 (8)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,392			June 4, 2030 (8)	June 2030
3550-3650 MHz Licenses	912,200			March 12, 2031 (8)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (8)		July 23, 2033 (8)	July 2036
3.45–3.55 GHz Licenses	7,329,093	May 4, 2026 (9)		May 4, 2030 (9)	May 2037
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (2)	972				March 2026
AWS-3	9,829,287		December 31, 2024 (10)	October 25, 2025 (11)	October 2025 (11)
Subtotal	29,487,549

Capitalized Interest (12)	9,800,812
Total as of March 31, 2025	$39,288,361

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Economic Area by this date (part of Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”). These licenses are set forth in Appendices A and D of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the AWS-4 licenses, the AWS H Block licenses, and the Lower 700 MHz E Block licenses listed in Appendix G-1 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.
(4)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Partial Economic Area by this date (part of Commitments #2 and #3 of the Extension Request). These licenses are set forth in Appendices B and E of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the 600 MHz licenses listed in Appendix G-2 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.
(5)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites.
(6)	For the H-Block licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(7)	For the 600 MHz licenses set forth in Appendix G-2 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites.
(8)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(9)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.
(10)	In a January 10, 2025 filing to the FCC, we certified that we were offering reliable signal coverage for certain of these license areas and offering service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date (part of Commitments #2 and #3 the Extension Request). These accelerated licenses are set forth in Appendices C and F of the Extension Request. Under the Extension Request, if we successfully fulfill Commitment #2 and Commitment #3, the final construction deadlines for the AWS-3 licenses listed in Appendix G-3 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.
(11)	For the AWS-3 licenses set forth in Appendix G-3 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites.
(12)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We currently offer our Wireless services for 5G VoNR to over 222 million Americans and 5G broadband service covering over 269 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network to be approximately $10 billion, including amounts incurred to date since 2021. See Note 2 for further information.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On February 24, 2025, the Court granted other defendants’ motions to dismiss the claims arising from the 213 patent, the 422 patent, the 681 patent and the 802 patent on the grounds that they claimed in eligible subject matter. In a claim construction order issued on April 18, 2025, the Court found that the asserted claim of the 539 patent is invalid as indefinite.

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

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB. On March 14, 2025, HTB filed a motion seeking clarification.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of March 31, 2025, the gross amount of fees, penalties and interest owed was approximately $93 million with $46 million remaining outstanding as a result of historical payments.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and, on October 20, 2023, they filed a First Amended Complaint that abandoned the original allegations. In their First Amended Complaint, plaintiffs alleged that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint added as individual defendants James S. Allen, DISH Network’s Senior Vice President and Chief Accounting Officer; John Swieringa, our President, Technology and Chief Operating Officer; Dave Mayo, DISH Network’s former Executive Vice President of Network Development; Marc Rouanne, DISH Network’s former Executive Vice President and Chief Network Officer; and Stephen Bye, DISH Network’s former Executive Vice President and Chief Commercial Officer.

After the defendants filed a motion to dismiss the First Amended Complaint, the plaintiffs filed a Second Amended Complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants. The defendants filed a motion to dismiss the Second Amended Complaint, and on March 20, 2025, the Court granted the motion without granting plaintiffs permission to further amend. On April 18, 2025, the plaintiffs filed a notice of appeal.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Mesa Digital

On November 27, 2024, Mesa Digital, LLC filed a complaint in the United States District Court for the Western District of Texas against our wholly-owned subsidiary DISH Wireless alleging infringement of United States Patent No. 9,031,537, entitled “Electronic Wireless Hand Held Multimedia Device.” Generally, it relates to an electronic handheld device with a touch-sensitive display. On March 31, 2025, the case was dismissed pursuant to a stipulation under which Mesa Digital gave DISH Wireless a covenant not to sue on any of its patents, without any payment from DISH Wireless. This matter is now concluded.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Peninsula Technologies, LLC

On April 15, 2025, Peninsula Technologies filed two lawsuits against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the Eastern District of Texas. In the first complaint, Peninsula Technologies alleges infringement of U.S. Patent Nos. 9,844,009 (the “009 patent”), entitled “Power Headroom Report In A Wireless Device With Carrier Aggregation”; 11,792,743 (the “743 patent”), entitled “Transmit Power Priority Based On Cell Types In Wireless Devices”; 11,824,810 (the “4,810 patent”), entitled “Restarting A Deactivation Timer Of A Secondary Cell In A Wireless Network”; and 11,917,549 (the “549 patent”), entitled “Scaling Transmission Power Of Uplink Signals Of A Wireless Device.” In the second complaint, Peninsula Technologies alleges infringement of U.S. Patent Nos. 11,438,810 (the “3,810 patent”), entitled “Communication Of Configuration Parameters Of Radio Resources Of An Unlicensed Cell”; 11,570,844 (the “844 patent”), entitled “Release Message In Small Data Transmission Procedure”; 11,723,109 (the “109 patent”), entitled “Downlink Data Of Small Data Transmission Procedure”; and 12,144,057 (the “057 patent”), entitled “Release Message In Small Data Transmission Procedure.” Generally, the asserted patents relate to 5G network operations.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On November 26, 2024, the United States Court of Appeals for the Federal Circuit denied DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.’s petition seeking rehearing en banc. On February 5, 2025, on remand, the District Court denied the motion to declare the case exceptional. On March 6, 2025, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a notice of appeal of that order.

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

On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third-party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. Because SafeCast Limited did not appeal that decision, on January 27, 2025, the United States Patent and Trademark Office issued a certificate canceling, the challenged claims. As a result, DISH Network L.L.C. and DISH Technologies L.L.C. have moved to terminate their now-moot petition before the United States Patent and Trademark Office, and to have the district court litigation dismissed.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures. On January 22, 2025, with permission from the Court, the Trustee filed a second amended complaint, which added allegations regarding the debt issued by DBS SubscriberCo, a related intercompany loan, and the DIRECTV transaction.

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

On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” In a report and recommendation issued on April 7, 2025, a magistrate judge recommended that the government’s motion be granted.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The revenue, expense, operating income (loss) and OIBDA by segment were as follows:

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts presented.

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended March 31, 2025
Revenue
Revenue from external customers:
Service revenue	$2,521,552	$809,607	$274,997	$—	$3,606,156
Equipment sales and other revenue	12,955	162,124	88,523	—	263,602
Intersegment revenue	4,220	1,044	7,138	(12,402)	—
Total Revenue	2,538,727	972,775	370,658	(12,402)	3,869,758

Operating Expenses
Cost of services:
Programming	1,216,422	—	—	—	1,216,422
Connectivity services (1)	54,134	622,068	49,159	(2,183)	723,178
Other (2)	286,080	144,132	63,966	(1,580)	492,598
Total cost of services	1,556,636	766,200	113,125	(3,763)	2,432,198
Cost of sales - equipment and other	9,672	349,245	81,734	(1,143)	439,508
Selling, general and administrative expenses:
Subscriber acquisition costs	86,513	190,485	46,432	(889)	322,541
Selling, general and administrative expenses	156,033	81,909	43,664	(6,296)	275,310
Total selling, general and administrative expenses	242,546	272,394	90,096	(7,185)	597,851

OIBDA (3)	729,873	(415,064)	85,703	(311)	400,201

Depreciation and amortization	76,443	307,238	104,898	(246)	488,333
Total costs and expenses	1,885,297	1,695,077	389,853	(12,337)	3,957,890

Operating income (loss)	$653,430	$(722,302)	$(19,195)	$(65)	(88,132)

Unallocated Amounts
Interest income					65,529
Interest expense, net of amounts capitalized					(286,055)
Other, net					41,390
Income (loss) before income taxes					$(267,268)
(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, transport and data, cloud based service, satellite and transmission, and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended March 31, 2024
Revenue
Revenue from external customers:
Service revenue	$2,699,525	$804,265	$315,883	$—	$3,819,673
Equipment sales and other revenue	24,861	109,547	60,762	—	195,170
Intersegment revenue	2,192	194	5,941	(8,327)	—
Total Revenue	2,726,578	914,006	382,586	(8,327)	4,014,843

Operating Expenses
Cost of services:
Programming	1,284,830	—	—	—	1,284,830
Connectivity services	57,197	641,642	49,358	(813)	747,384
Other	322,418	122,466	80,822	(738)	524,968
Total cost of services	1,664,445	764,108	130,180	(1,551)	2,557,182
Cost of sales - equipment and other	16,992	289,542	56,634	(85)	363,083
Selling, general and administrative expenses:
Subscriber acquisition costs	120,753	141,738	53,434	(776)	315,149
Selling, general and administrative expenses	168,878	82,114	63,051	(4,770)	309,273
Total selling, general and administrative expenses	289,631	223,852	116,485	(5,546)	624,422

OIBDA	755,510	(363,496)	79,287	(1,145)	470,156

Depreciation and amortization	85,402	281,672	118,841	(515)	485,400
Total costs and expenses	2,056,470	1,559,174	422,140	(7,697)	4,030,087

Operating income (loss)	$670,108	$(645,168)	$(39,554)	$(630)	(15,244)

Unallocated Amounts
Interest income					30,462
Interest expense, net of amounts capitalized					(99,408)
Other, net					(26,110)
Income (loss) before income taxes					$(110,300)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations) by segment were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
For the Three Months Ended March 31, 2025
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$62,388	$283,993	$32,103	$378,484

For the Three Months Ended March 31, 2024
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$57,912	$549,173	$70,611	$677,696

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2025	2024

	(In thousands)
Pay-TV subscriber and related revenue	$2,524,352	$2,701,179
Wireless services and related revenue	809,607	804,270
Broadband and satellite services and other revenue	276,944	317,120
Pay-TV equipment sales and other revenue	14,375	25,399
Wireless equipment sales and other revenue	163,168	109,736
Broadband equipment and other revenue	93,714	65,466
Eliminations	(12,402)	(8,327)
Total	$3,869,758	$4,014,843

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.Revenue Recognition

Contract Balances

Our allowance for credit losses were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
Balance, December 31, 2024	$42,575	$28,739	$11,314	$82,628
Current period provision for expected credit losses	12,725	5,126	4,893	22,744
Write-offs charged against allowance	(8,947)	(12,003)	(3,897)	(24,847)
Foreign currency translation	—	—	116	116
Balance, March 31, 2025	$46,353	$21,862	$12,426	$80,641

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
Balance, December 31, 2023	$35,320	$18,671	$20,399	$74,390
Current period provision for expected credit losses	11,477	14,403	9,151	35,031
Write-offs charged against allowance	(12,143)	(5,626)	(6,720)	(24,489)
Foreign currency translation	—	—	(26)	(26)
Balance, March 31, 2024	$34,654	$27,448	$22,804	$84,906

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

The following table summarizes our contract asset balances:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Contract assets	$140,207	$108,092

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes our contract liability balances:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Contract liabilities	$643,358	$649,054

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $582 million.

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

Broadband and Satellite Services Segment

As of March 31, 2025, the remaining performance obligations for our customer contracts was approximately $1.6 billion. Performance obligations expected to be satisfied within one year and greater than one year are 26% and 74%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Balance, beginning of period	$289,200	$352,114
Additions	56,597	65,104
Amortization expense	(65,219)	(94,266)
Foreign currency translation	406	(139)
Balance, end of period	$280,984	$322,813

13.Related Party Transactions

CONX

CONX Corp. is a special purpose acquisition company partially owned by Charles W. Ergen, our Chairman (“CONX”). On May 1, 2024, we and CONX entered into a definitive purchase and sale agreement, which provides for CONX’s purchase from us the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless. Concurrently with the transaction closing on May 1, 2024, we entered into an agreement to lease back the property from CONX for an initial 10 year term. During the three months ended March 31, 2025, we recorded $1 million for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Systique Corporation (“Hughes Systique”)

We own 42% of Hughes Systique Corporation (“Hughes Systique”) and contract with Hughes Systique for software development services.

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Purchases:
Purchases from Hughes Systique	$4,055	$4,596

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$1,349	$1,466

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,201	$8,602

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$4,749	$5,569
Commitments to NagraStar	$547	$883

14.Subsequent Events

On May 8, 2025, we entered into a note purchase agreement  with certain investors for the issuance and sale of $150 million in the aggregate principal amount of our 10 3/4% Senior Secured Notes due 2029 (the “Additional Senior Spectrum Secured Notes”).

These Additional Senior Spectrum Secured Notes represent a further issuance of our existing 10 3/4% Senior Secured Notes due 2029 (the “Existing Senior Spectrum Secured Notes”). Upon the closing of this issuance on May 9, 2025, the Additional Senior Spectrum Secured Notes will be combined with the $5.356 billion aggregate principal amount of the outstanding Existing Senior Spectrum Secured Notes to form a single series of debt securities with a total aggregate principal amount outstanding of $5.506 billion.

The terms of the Additional Senior Spectrum Secured Notes will be identical to those of the Existing Senior Spectrum Secured Notes, with the exceptions of the issue date and the offering price.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of our Financial Condition and Results of Operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“5G VoNR”) to over 222 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Wireless services. We offer competitive consumer plans with no annual service contracts and device financing arrangements for certain qualified subscribers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our Wireless segment business strategy is to expand our current target segments and profitably grow our Wireless subscriber base and commercialize and grow customer traffic on our 5G Network, defined below. We intend to grow our Wireless subscriber base by acquiring and retaining high quality subscribers with competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We have deployed 5G VoNR covering over 222 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively.

We have committed to the FCC to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further details.

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

Economic Environment

During 2024 and the first three months of 2025, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

Operating income before depreciation and amortization (“OIBDA”). OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization.”  This non-GAAP measure is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers. We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our Wireless subscriber count. Our Wireless subscriber count includes all Government subsidized subscribers discussed below. Our gross new Wireless subscriber activations exclude all Government subsidized subscribers as we record these subscribers net of disconnects, as discussed below.

Government subsidized wireless subscribers and other wireless subscribers (“Government subsidized subscribers”). Our Government subsidized subscribers have different subscriber economics than our core Wireless subscribers, including a significantly higher churn rate and lower subscriber acquisition costs. Therefore, our Government subsidized subscriber additions are recorded net of disconnects. Our Government subsidized subscriber count includes Wireless subscribers that participate or participated in government subsidized programs, including the ACP program and Lifeline program, defined below, and other subscribers acquired under the Gen Mobile brand. The Affordable Connectivity Program (“ACP”) was a federal program offering broadband services and devices discounts to help low-income individuals that meet certain eligibility criteria. The ACP program funding concluded on June 1, 2024. The Lifeline Program is a federal program offering broadband services discounts to help low-income individuals that meet certain eligibility criteria. Certain states also offer a separate Lifeline program.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services.

Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

	For the Three Months Ended
	March 31,		Variance
	2025	2024	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,538,727	$2,726,578	$(187,851)	(6.9)
Wireless	972,775	914,006	58,769	6.4
Broadband and Satellite Services	370,658	382,586	(11,928)	(3.1)
Eliminations	(12,402)	(8,327)	(4,075)	(48.9)
Total revenue	$3,869,758	$4,014,843	$(145,085)	(3.6)

Operating income (loss):
Pay-TV	$653,430	$670,108	$(16,678)	(2.5)
Wireless	(722,302)	(645,168)	(77,134)	(12.0)
Broadband and Satellite Services	(19,195)	(39,554)	20,359	51.5
Eliminations	(65)	(630)	565	89.7
Total operating income (loss)	$(88,132)	$(15,244)	$(72,888)	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.870 billion for the three months ended March 31, 2025, a decrease of $145 million or 3.6% compared to the same period in 2024. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and to a lesser extent our Broadband and Satellite Services segment, partially offset by the increase in revenue from our Wireless segment.

Total operating income (loss). Our consolidated operating loss totaled $88 million for the three months ended March 31, 2025, an increase in operating loss of $73 million compared to the same period in 2024. This change primarily resulted from an increase in operating loss from our Wireless segment and a decrease in operating income from our Pay-TV segment, partially offset by a decrease in operating loss from our Broadband and Satellite Services segment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of March 31, 2025, we had 7.397 million Pay-TV subscribers in the United States, including 5.503 million DISH TV subscribers and 1.894 million SLING TV subscribers.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,524,352	$2,701,179	$(176,827)	(6.5)
Equipment sales and other revenue	14,375	25,399	(11,024)	(43.4)
Total revenue	2,538,727	2,726,578	(187,851)	(6.9)

Costs and expenses:
Cost of services	1,556,636	1,664,445	(107,809)	(6.5)
% of Service revenue	61.7%	61.6%
Cost of sales - equipment and other	9,672	16,992	(7,320)	(43.1)
Selling, general and administrative expenses	242,546	289,631	(47,085)	(16.3)
% of Total revenue	9.6%	10.6%
Depreciation and amortization	76,443	85,402	(8,959)	(10.5)
Total costs and expenses	1,885,297	2,056,470	(171,173)	(8.3)

Operating income (loss)	$653,430	$670,108	$(16,678)	(2.5)

Other data:
Pay-TV subscribers, as of period end (in millions)	7.397	8.178	(0.781)	(9.6)
DISH TV subscribers, as of period end (in millions)	5.503	6.258	(0.755)	(12.1)
SLING TV subscribers, as of period end (in millions)	1.894	1.920	(0.026)	(1.4)
Pay-TV subscriber additions (losses), net (in millions)	(0.381)	(0.348)	(0.033)	(9.5)
DISH TV subscriber additions (losses), net (in millions)	(0.183)	(0.213)	0.030	14.1
SLING TV subscriber additions (losses), net (in millions)	(0.198)	(0.135)	(0.063)	(46.7)
Pay-TV ARPU	$110.64	$107.38	$3.26	3.0
DISH TV subscriber additions, gross (in millions)	0.046	0.079	(0.033)	(41.8)
DISH TV churn rate	1.36%	1.53%	(0.17)%	(11.1)
DISH TV SAC	$1,149	$1,054	$95	9.0
Purchases of property and equipment, net of refunds (1)	$62,388	$57,912	$4,476	7.7
OIBDA	$729,873	$755,510	$(25,637)	(3.4)
*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended March 31, 2025 and 2024 of $25 million and $30 million, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 183,000 net DISH TV subscribers during the three months ended March 31, 2025 compared to the loss of approximately 213,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 198,000 net SLING TV subscribers during the three months ended March 31, 2025 compared to the loss of approximately 135,000 net SLING TV subscribers during the same period in 2024. The increase in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber activations due to our emphasis on acquiring higher quality subscribers and higher SLING TV subscriber disconnects in 2025. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended March 31, 2025, we activated approximately 46,000 gross new DISH TV subscribers compared to approximately 79,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 41.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2025 was 1.36% compared to 1.53% for the same period in 2024. Our DISH TV churn rate for the three months ended March 31, 2025 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $2.524 billion for the three months ended March 31, 2025, a decrease of $177 million or 6.5% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $110.64 during the three months ended March 31, 2025 versus $107.38 during the same period in 2024. The $3.26 or 3.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024.

Cost of services. “Cost of services” totaled $1.557 billion during the three months ended March 31, 2025, a decrease of $108 million or 6.5% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 61.7% and 61.6% of “Service revenue” during the three months ended March 31, 2025 and 2024, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $243 million during the three months ended March 31, 2025, a $47 million or 16.3% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $76 million during the three months ended March 31, 2025, a $9 million or 10.5% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the expiration of our Nimiq 5 finance lease in September 2024.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC. DISH TV SAC was $1,149 during the three months ended March 31, 2025 compared to $1,054 during the same period in 2024, an increase of $95 or 9.0%. This change was primarily attributable to a higher percentage of new receivers being activated on new subscriber accounts, higher commission costs due to our emphasis on acquiring higher quality subscribers and higher installation costs.

During each of the three months ended March 31, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $7 million.

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

Our Wireless segment provides Wireless communication services and products. We currently offer our Wireless services for 5G VoNR to over 222 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands.

We are currently operating primarily as an MVNO as we continue to commercialize and grow customer traffic on our 5G Network. We are transitioning to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We have deployed 5G VoNR covering over 222 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively. As of March 31, 2025, we had 7.145 million Wireless subscribers.

Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text. We also offer a variety of value-added services, including, but not limited to, device payment and protection plans, international calling and text plans, and device financing arrangements for certain qualified subscribers.

ACP Subscribers. A portion of our Wireless subscriber base and revenue was comprised of subscribers who received benefits under the ACP program. The FCC began taking steps to wind down the ACP program and stopped accepting new applications and enrollments on February 7, 2024. Households enrolled in the ACP program continued to receive the benefit on their service through April 2024. In May 2024, households received a partial benefit and on June 1, 2024 the ACP program funding concluded and households no longer received their benefit. Although we implemented plans to retain and/or migrate these subscribers to lower priced service plans, these subscribers began deactivating in the second and third quarters of 2024. As of December 31, 2024, we had no Wireless ACP subscribers. Generally, ACP subscribers have lower Wireless ARPU than other Wireless subscribers and as a result, any loss of ACP subscribers had a nominal impact on pre-tax net income.

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network. We have committed to the FCC to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further details.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we will need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network deployment, which will enhance our ability to compete effectively with other wireless service providers.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$809,607	$804,270	$5,337	0.7
Equipment sales and other revenue	163,168	109,736	53,432	48.7
Total revenue	972,775	914,006	58,769	6.4

Costs and expenses:
Cost of services	766,200	764,108	2,092	0.3
% of Service revenue	94.6%	95.0%
Cost of sales - equipment and other	349,245	289,542	59,703	20.6
Selling, general and administrative expenses	272,394	223,852	48,542	21.7
% of Total revenue	28.0%	24.5%
Depreciation and amortization	307,238	281,672	25,566	9.1
Total costs and expenses	1,695,077	1,559,174	135,903	8.7

Operating income (loss)	$(722,302)	$(645,168)	$(77,134)	(12.0)

Other data:
Wireless subscribers, as of period end (in millions)	7.145	7.297	(0.152)	(2.1)
Wireless subscriber additions, gross (in millions)	0.657	0.580	0.077	13.3
Wireless subscriber additions (losses), net (in millions) **	0.150	(0.081)	0.231	*
Wireless ARPU	$37.89	$36.69	$1.20	3.3
Wireless churn rate	2.83%	3.05%	(0.22)%	(7.2)
Purchases of property and equipment, net of refunds	$163,936	$391,089	$(227,153)	(58.1)
OIBDA	$(415,064)	$(363,496)	$(51,568)	(14.2)
*	Percentage is not meaningful.
**	Includes Government subsidized subscribers.

Wireless subscribers. We added approximately 150,000 net Wireless subscribers during the three months ended March 31, 2025 compared to the loss of approximately 81,000 net Wireless subscribers during the same period in 2024. The change in net Wireless subscribers primarily resulted from a lower Wireless churn rate, higher net Government subsidized subscribers and higher gross new Wireless subscriber activations compared to the same period in 2024. In addition, the three months ended March 31, 2024 was negatively impacted by net losses of Government subsidized subscribers as a result of the ACP program no longer accepting new applications and/or enrollments as of February 7, 2024. See “Wireless Segment – ACP Subscribers” for further information.

Wireless subscribers, gross. During the three months ended March 31, 2025, we activated approximately 657,000 gross new Wireless subscribers compared to approximately 580,000 gross new Wireless subscribers during the same period in 2024, an increase of 13.3%. This increase in gross new Wireless subscribers primarily resulted from higher marketing expenditures, new subscriber offers and promotions and growth in digital channels. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended March 31, 2025 was 2.83% compared to 3.05% for the same period in 2024. Our Wireless churn rate for the three months ended March 31, 2025 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $810 million for the three months ended March 31, 2025, an increase of $5 million or 0.7% compared to the same period in 2024. The increase in “Service revenue” compared to the same period in 2024 was primarily related to an increase in Wireless ARPU, discussed below, partially offset by a lower average Wireless subscriber base.

Wireless ARPU. Wireless ARPU was $37.89 during the three months ended March 31, 2025 versus $36.69 during the same period in 2024. The $1.20 or 3.3% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $163 million for the three months ended March 31, 2025, an increase of $53 million or 48.7% compared to the same period in 2024. The increase in “Equipment sales and other revenue” compared to the same period in 2024 was primarily related to an increase in units shipped and wireless devices with higher revenue per unit shipped due to unit mix. During the three months ended March 31, 2025, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $766 million for the three months ended March 31, 2025, an increase of $2 million compared to the same period in 2024. The increase in “Cost of services” compared to the same period in 2024 was primarily attributable to an increase in lease expense on communication towers, transport and other related costs for our 5G Network, partially offset by a lower average Wireless subscriber base and lower network services costs per subscriber.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $349 million for the three months ended March 31, 2025, an increase of $60 million or 20.6% compared to the same period in 2024. The increase in “Cost of sales – equipment and other” compared to the same period in 2024 was primarily resulted from an increase in units shipped and wireless devices with higher costs per unit shipped due to unit mix, partially offset by higher vendor rebates. During the three months ended March 31, 2025, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $272 million during the three months ended March 31, 2025, a $49 million or 21.7% increase compared to the same period in 2024. This increase was primarily driven by higher marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $307 million during the three months ended March 31, 2025, a $26 million or 9.1% increase compared to the same period in 2024. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network assets being placed in service during 2024. This increase was partially offset by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

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

Backlog

As of March 31, 2025, our Broadband and Satellite Services segment had approximately $1.6 billion of contracted revenue backlog. We define the Broadband and Satellite Services segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

Competition

Our industry is highly competitive. As a global provider of network technologies, products and services, our Broadband and Satellite Services segment competes with a large number of telecommunications and satellite internet service providers.

In our enterprise markets, we compete against multiple categories of providers. In the managed services area, we compete against providers of satellite-based and terrestrial-based networks, including fiber optic, cable, wireless internet service and internet protocol-based virtual private networks (VPN), which vary by region. In the in-flight connectivity market, we compete against direct and indirect providers of in-flight WiFi services, such as ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”) and Starlink Services LLC, which is owned by Space Exploration Technologies Corp. (“SpaceX”).

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat and SpaceX. Both ViaSat and SpaceX have also entered the South and Central American consumer markets. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$276,944	$317,120	$(40,176)	(12.7)
Equipment sales and other revenue	93,714	65,466	28,248	43.1
Total revenue	370,658	382,586	(11,928)	(3.1)

Costs and expenses:
Cost of services	113,125	130,180	(17,055)	(13.1)
% of Service revenue	40.8%	41.1%
Cost of sales - equipment and other	81,734	56,634	25,100	44.3
% of Equipment sales and other revenue	87.2%	86.5%
Selling, general and administrative expenses	90,096	116,485	(26,389)	(22.7)
% of Total revenue	24.3%	30.4%
Depreciation and amortization	104,898	118,841	(13,943)	(11.7)
Total costs and expenses	389,853	422,140	(32,287)	(7.6)

Operating income (loss)	$(19,195)	$(39,554)	$20,359	51.5

Other data:
Broadband subscribers, as of period end (in millions)	0.853	0.978	(0.125)	(12.8)
Broadband subscriber additions (losses), net (in millions)	(0.030)	(0.026)	(0.004)	(15.4)
Purchases of property and equipment, net of refunds (1)	$32,103	$70,611	$(38,508)	(54.5)
OIBDA	$85,703	$79,287	$6,416	8.1
*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended March 31, 2025 and 2024 of $1 million and $2 million, respectively.

Broadband subscribers. We lost approximately 30,000 net Broadband subscribers for the three months ended March 31, 2025 compared to the loss of approximately 26,000 net Broadband subscribers during the same period in 2024. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions, partially offset by lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $277 million for the three months ended March 31, 2025, a decrease of $40 million, or 12.7%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $94 million for the three months ended March 31, 2025, an increase of $28 million, or 43.1%, as compared to 2024. The increase was primarily attributable to higher hardware sales to our North American enterprise customers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $113 million for the three months ended March 31, 2025, a decrease of $17 million, or 13.1%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to our North American and international enterprise and consumer customers. Our “Cost of services” represented 40.8% and 41.1% of “Service revenue” during the three months ended March 31, 2025 and 2024, respectively.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $82 million for the three months ended March 31, 2025, an increase of $25 million, or 44.3%, as compared to 2024. The increase was primarily attributable to the corresponding increase in equipment revenue. Our “Cost of sales – equipment and other” represented 87.2% and 86.5% of “Equipment sales and other revenue” during the three months ended March 31, 2025 and 2024, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $90 million for the three months ended March 31, 2025, a decrease of $26 million, or 22.7%, as compared to 2024. The decrease was primarily attributable to lower costs to support the Broadband and Satellite Services segment and lower marketing expenditures. The three months ended March 31, 2024 was negatively impacted by higher bad debt expense.

Depreciation and amortization. “Depreciation and amortization” expense totaled $105 million for the three months ended March 31, 2025, a decrease of $14 million, or 11.7%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Operating income (loss)	$(88,132)	$(15,244)	$(72,888)	*

Other income (expense):
Interest income	65,529	30,462	35,067	*
Interest expense, net of amounts capitalized	(286,055)	(99,408)	(186,647)	*
Other, net	41,390	(26,110)	67,500	*
Total other income (expense)	(179,136)	(95,056)	(84,080)	(88.5)

Income (loss) before income taxes	(267,268)	(110,300)	(156,968)	*
Income tax (provision) benefit, net	63,987	1,925	62,062	*
Effective tax rate	23.9%	1.7%
Net income (loss)	(203,281)	(108,375)	(94,906)	(87.6)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(612)	(999)	387	38.7
Net income (loss) attributable to EchoStar	$(202,669)	$(107,376)	$(95,293)	(88.7)
*	Percentage is not meaningful.

Interest income. “Interest income” totaled $66 million during the three months ended March 31, 2025, an increase of $35 million compared to the same period in 2024. This increase primarily resulted from higher average cash and marketable investment securities balances, partially offset by lower percentage returns earned on our cash and marketable investment securities during the three months ended March 31, 2025.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $286 million during the three months ended March 31, 2025, an increase of $187 million compared to the same period in 2024. This increase primarily resulted from interest expense related to debt issuances in the third and fourth quarters of 2024, partially offset by the redemption of debt that matured in March and November 2024 and debt tendered for exchange and cancelled in the fourth quarter of 2024. In addition, the three months ended March 31, 2025 was positively impacted by a $58 million increase in capitalized interest compared to the same period in 2024 due to a higher capitalization rate. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $41 million during the three months ended March 31, 2025, compared to expense of $26 million during the same period in 2024. This change primarily resulted from a net increase in gains on marketable and non-marketable investment securities and $11 million of early debt extinguishment gains from the repurchases of our senior secured notes. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $64 million during the three months ended March 31, 2025, an increase of $62 million compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the three months ended March 31, 2024 was impacted by federal, state and foreign valuation allowances.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Non-GAAP Performance Measures and Reconciliation

It is management’s intent to provide non-GAAP financial information to enhance the understanding of our financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

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

For the Three Months Ended March 31, 2025	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$653,430	$(722,302)	$(19,195)	$(65)	$(88,132)
Depreciation and amortization	76,443	307,238	104,898	(246)	488,333
OIBDA	$729,873	$(415,064)	$85,703	$(311)	$400,201

For the Three Months Ended March 31, 2024

Segment operating income (loss)	$670,108	$(645,168)	$(39,554)	$(630)	$(15,244)
Depreciation and amortization	85,402	281,672	118,841	(515)	485,400
OIBDA	$755,510	$(363,496)	$79,287	$(1,145)	$470,156

The changes in OIBDA during the three months ended March 31, 2025, compared to the same period in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

GUARANTOR FINANCIAL INFORMATION

Our senior secured notes, consisting of our 10 3/4% Senior Secured Notes due 2029 and 6 3/4% Senior Secured Notes due 2030 and our 3 7/8% Convertible Secured Notes due 2030 (together, the “EchoStar Notes”), are jointly and severally guaranteed on a senior secured basis by certain of our wholly-owned subsidiaries (the “Guarantors”). The Guarantors consist of, Northstar Wireless, L.L.C., SNR Wireless LicenseCo, LLC, DBSD Corporation and Gamma Acquisition L.L.C. (the “Spectrum Assets Guarantors”) and Northstar Spectrum, LLC, SNR Wireless HoldCo, LLC, DBSD Services Limited and Gamma Acquisition HoldCo, L.L.C. the (“Equity Pledge Guarantors”).

Certain of our wholly-owned subsidiaries are designated as “Unrestricted Subsidiaries” and do not guarantee the EchoStar Notes. The guarantee of the Guarantors will be discharged and released in accordance with the terms of the applicable indenture. The rights of holders of the EchoStar Notes against the Guarantors may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law.

Each entity in the summarized combined financial information follows the same accounting policies as described in our condensed consolidated financial statements. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis and is derived from EchoStar’s condensed consolidated financial statements; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due to non-Guarantor subsidiaries and related parties have been presented in separate line items.

The summarized balance sheet information for the combined obligor group of the EchoStar Notes is presented in the table below.

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Current assets	$5,433,393	$6,234,658
Noncurrent assets	17,581,060	17,397,691
Current liabilities	554,849	411,704
Noncurrent liabilities	9,211,205	9,254,862
Due from non-guarantors	1,571,764	1,470,067

The summarized results of operations information for the combined obligor group of the EchoStar Notes is presented in the table below.

For the Three Months Ended
March 31, 2025
(In thousands)
Total revenues	$164
Operating income (loss)	(3,823)
Net income (loss)	(55,417)

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Current Restricted Cash and Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our current restricted cash and cash equivalents and marketable investment securities. As of March 31, 2025, cash, cash equivalents, current restricted cash and cash equivalents, and current marketable investment securities totaled $5.232 billion compared to $5.698 billion as of December 31, 2024, a decrease of $466 million. This decrease in cash, cash equivalents, current restricted cash and cash equivalents and current marketable investment securities primarily resulted from capital expenditures, net of refunds, of $378 million (including capitalized interest related to regulatory authorizations), redemptions of our Term Loan due 2025 of $167 million and net repurchases of our 5 1/4% Senior Secured Notes due 2026 of $111 million, partially offset by cash generated from operating activities of $207 million.

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2025.

Cash flows from operating activities

For the three months ended March 31, 2025, we reported “Net cash flows from operating activities” of $207 million primarily attributable to $188 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, impairments and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes, and other working capital changes.

Cash flows from investing activities

For the three months ended March 31, 2025, we reported outflows from “Net cash flows from investing activities” of $1.657 billion primarily related to capital expenditures, net of refunds, of $378 million (including capitalized interest related to regulatory authorizations) and $1.274 billion in net purchases of marketable investment securities.

Cash flows from financing activities

For the three months ended March 31, 2025, we reported outflows from “Net cash flows from financing activities” of $332 million primarily related to redemptions of our Term Loan due 2025 of $167 million and net repurchases of our 5 1/4% Senior Secured Notes due 2026 of $111 million.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Net cash flows from operating activities	$206,755	$451,259
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	(378,484)	(677,696)
Free cash flow	$(171,729)	$(226,437)

Operational Liquidity

We make general investments in property such as, among others, satellites, wireless devices, set-top boxes, information technology and facilities that support our Pay-TV, Wireless and Broadband and Satellite Services segments. For some of these investments, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network, incur litigation expense, make cash interest payments, and any cash flow from financing activities. We anticipate operating expenditures for our 5G Network to increase for 2025 as we continue to, among other things, deploy cell sites and communication towers to continue to commercialize our 5G Network. We expect our capital expenditures may decrease in the near term. However, as we prepare for our next build-out requirement deadlines, we expect our capital expenditures to increase as we approach these deadlines. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of March 31, 2025, we experienced negative free cash flow. We expect that this trend will continue in 2025 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines for some if not all of our segments will not continue.

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

EchoStar Corporation

The indentures related to our outstanding EchoStar senior secured notes and convertible senior secured notes contain restrictive covenants that, among other things, impose limitations on our and certain of our subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) make certain investments and other restricted payments; (iii) create liens; (iv) enter into certain transactions with affiliates; (v) merge or consolidate with another company; (vi) transfer or sell assets; (vii) allow to exist certain restrictions on paying dividends or other payments; and (viii) guarantor engagement in new activities. Should we fail to comply with these covenants, all or a portion of the debt under the senior secured notes could become immediately payable. The senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. In addition, the convertible senior secured notes provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their convertible notes. As of the date of filing of this Quarterly Report on Form 10-Q, we were in compliance with the covenants and restrictions related to our long-term debt.

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

Obligations and Future Capital Requirements

Contractual Obligations

See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated through raising additional capital. We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

We may need to make significant additional investments to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies and we will need to raise additional capital, depending on, among other things, the rate at which we complete our 5G Network, the potential purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2025 are expected to be driven by the rate of our 5G Network deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network deployment as well as to operate and maintain our DISH TV services. Consequently, we consider certain of them to be non-discretionary.

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

Wireless Segment – 5G Network

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

Debt Issuances and Maturity

Term Loan Due 2025

During the three months ended March 31, 2025, we redeemed approximately $167 million of our Term Loan Due 2025. The remaining balance of approximately $333 million is paid monthly and the final payment is due September 30, 2025. We expect to fund this obligation from our current restricted and unrestricted cash, cash equivalents and marketable investment securities balances on hand and/or projected future cash flows.

5 1/4% Senior Secured Notes due 2026

During the three months ended March 31, 2025, we repurchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The remaining balance of approximately $627 million matures on August 1, 2026. We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2025. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

We depend on suppliers, including suppliers with manufacturing in China and other countries, for various materials in our 5G Network, satellite and related infrastructure, Pay-TV and Wireless businesses. Changes in U.S. or foreign trade policies, including, but not limited to, new or increased tariffs, export controls, trade restrictions or sanctions, have resulted, and may continue to result, in higher costs for the wireless devices and other equipment we procure.

Supply chain disruptions, customs delays, new compliance requirements and other challenges may cause delays in deploying network infrastructure and customer equipment, increase our operational expenses, and impact our ability to meet customer demand. Although we attempt to mitigate these risks through alternative sourcing and operational efficiencies, these efforts may not be successful or sufficient.

If we are unable to pass increased costs to customers without negatively impacting demand, or offset them through other measures, our business, financial condition and results of operations could be materially adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock Repurchase Program

The following table provides information regarding repurchases of our Class A common stock from January 1, 2025 through March 31, 2025:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
January 1, 2025 - January 31, 2025	—	$—	—	$1,000,000
February 1, 2025 - February 28, 2025	—	$—	—	$1,000,000
March 1, 2025 - March 31, 2025	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000
(1)	On October 25, 2024, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2025. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5. OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

(a)	Exhibits.

TEST

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2025 filed on May 9, 2025 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH (Principal Financial Officer and Principal Accounting Officer)
Date: May 9, 2025