Form 10-Q
period 2025-06-30
EchoStar CORP
filed 2025-08-01
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025.

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

As of July 24, 2025, the registrant’s outstanding common stock consisted of 156,367,964 shares of Class A common stock and 131,348,468 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

Risks Relating to the Pending FCC Review

●	In response to the uncertainty created by the FCC inquiries, we may take one or more significant actions in order to protect our interest in our Wireless Licenses and other assets, which actions could negatively impact your investment.

●	The FCC’s review of our compliance with network build-out requirements could lead to the loss or impairment of certain of our existing spectrum licenses.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Through the MNSA and the NSA, we depend in part on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

i

●	We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

ii

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.
●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.
●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	We are controlled by one principal stockholder who is our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

Item 1. FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$2,345,085	$4,305,393
Current restricted cash, cash equivalents and marketable investment securities	184,012	150,898
Marketable investment securities	1,988,001	1,242,036
Trade accounts receivable, net of allowance for credit losses of $98,231 and $82,628, respectively	1,158,592	1,198,731
Inventory	375,118	455,197
Prepaids and other assets	771,171	655,233
Other current assets	94,247	88,255
Total current assets	6,916,226	8,095,743

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	176,004	169,627
Property and equipment, net	8,773,656	9,187,132
Regulatory authorizations, net	40,029,923	39,442,166
Other investments, net	191,792	202,327
Operating lease assets	3,218,062	3,260,768
Intangible assets, net	66,903	74,939
Other noncurrent assets, net	509,831	505,985
Total noncurrent assets	52,966,171	52,842,944
Total assets	$59,882,397	$60,938,687

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$745,587	$740,984
Deferred revenue and other	638,989	650,940
Accrued programming	1,251,114	1,339,072
Accrued interest	308,917	352,499
Other accrued expenses and liabilities	1,675,958	1,804,516
Current portion of debt, finance lease and other obligations (Note 9)	1,053,230	943,029
Total current liabilities	5,673,795	5,831,040

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 9)	25,401,688	25,660,288
Deferred tax liabilities, net	4,809,572	4,988,653
Operating lease liabilities	3,178,737	3,211,407
Long-term deferred revenue and other long-term liabilities	1,027,111	1,002,074
Total long-term obligations, net of current portion	34,417,108	34,862,422
Total liabilities	40,090,903	40,693,462

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 156,299,276 and 155,048,676 shares issued and outstanding, respectively	156	155
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,809,264	8,768,360
Accumulated other comprehensive income (loss)	(183,181)	(195,711)
Accumulated earnings (deficit)	11,109,636	11,618,437
Total EchoStar stockholders’ equity (deficit)	19,736,006	20,191,372
Noncontrolling interests	55,488	53,853
Total stockholders’ equity (deficit)	19,791,494	20,245,225
Total liabilities and stockholders’ equity (deficit)	$59,882,397	$60,938,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$3,540,107	$3,742,086	$7,146,263	$7,561,755
Equipment sales and other revenue	184,852	210,665	448,454	405,839
Total revenue	3,724,959	3,952,751	7,594,717	7,967,594

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,461,631	2,507,478	4,893,829	5,064,660
Cost of sales - equipment and other	354,187	408,093	793,695	771,176
Selling, general and administrative expenses	629,494	595,024	1,227,345	1,219,446
Depreciation and amortization	493,055	507,525	981,388	992,925
Total costs and expenses	3,938,367	4,018,120	7,896,257	8,048,207

Operating income (loss)	(213,408)	(65,369)	(301,540)	(80,613)

Other Income (Expense):
Interest income	65,369	13,929	130,898	44,391
Interest expense, net of amounts capitalized (Note 2)	(279,232)	(81,166)	(565,287)	(180,574)
Other, net (Note 5)	35,137	(91,498)	76,527	(117,608)
Total other income (expense)	(178,726)	(158,735)	(357,862)	(253,791)

Income (loss) before income taxes	(392,134)	(224,104)	(659,402)	(334,404)
Income tax (provision) benefit, net	85,290	16,646	149,277	18,571
Net income (loss)	(306,844)	(207,458)	(510,125)	(315,833)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(712)	(1,867)	(1,324)	(2,866)
Net income (loss) attributable to EchoStar	$(306,132)	$(205,591)	$(508,801)	$(312,967)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	287,505	271,592	287,012	271,555
Diluted	287,505	271,592	287,012	271,555

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(1.06)	$(0.76)	$(1.77)	$(1.15)
Diluted net income (loss) per share attributable to EchoStar	$(1.06)	$(0.76)	$(1.77)	$(1.15)

Comprehensive Income (Loss):
Net income (loss)	$(306,844)	$(207,458)	$(510,125)	$(315,833)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,221	(17,695)	15,485	(23,286)
Unrealized holding gains (losses) on available-for-sale debt securities	(236)	(20)	(1,282)	1,432
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(129)	—	1,128	(1,528)
Deferred income tax (expense) benefit, net	(15)	(29)	158	(29)
Total other comprehensive income (loss), net of tax	5,841	(17,744)	15,489	(23,411)
Comprehensive income (loss)	(301,003)	(225,202)	(494,636)	(339,244)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	445	(5,089)	1,635	(7,207)
Comprehensive income (loss) attributable to EchoStar	$(301,448)	$(220,113)	$(496,271)	$(332,037)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$271	$8,301,979	$(160,056)	$11,737,983	$69,733	$19,949,910	$438,382
Issuance of Class A common stock	—	(160)	—	—	—	(160)	—
Non-cash, stock-based compensation	—	9,058	—	—	—	9,058	—
Other comprehensive income (loss)	—	—	(4,548)	—	(1,119)	(5,667)	—
Purchase of SNR Management's ownership interest in SNR HoldCo	—	—	—	—	—	—	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(4,615)	(4,615)	3,616
Net income (loss) attributable to EchoStar	—	—	—	(107,376)	—	(107,376)	—
Balance, March 31, 2024	$271	$8,310,877	$(164,604)	$11,630,607	$63,999	$19,841,150	$—
Issuance of Class A common stock	—	1,992	—	—	—	1,992	—
Sale of Assets to CONX, net of deferred taxes	—	3,376	—	—	—	3,376	—
Non-cash, stock-based compensation	—	10,635	—	—	—	10,635	—
Other comprehensive income (loss)	—	—	(14,522)	—	(3,222)	(17,744)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,867)	(1,867)	—
Net income (loss) attributable to EchoStar	—	—	—	(205,591)	—	(205,591)	—
Balance, June 30, 2024	$271	$8,326,880	$(179,126)	$11,425,016	$58,910	$19,631,951	$—

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2024	$286	$8,768,360	$(195,711)	$11,618,437	$53,853	$20,245,225
Issuance of Class A common stock	—	2,534	—	—	—	2,534
Non-cash, stock-based compensation	—	7,609	—	—	—	7,609
Other comprehensive income (loss)	—	—	7,846	—	1,802	9,648
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(612)	(612)
Net income (loss) attributable to EchoStar	—	—	—	(202,669)	—	(202,669)
Other	—	955	—	—	—	955
Balance, March 31, 2025	$286	$8,779,458	$(187,865)	$11,415,768	$55,043	$20,062,690
Issuance of Class A common stock	1	21,292	—	—	—	21,293
Non-cash, stock-based compensation	—	8,514	—	—	—	8,514
Other comprehensive income (loss)	—	—	4,684	—	1,157	5,841
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(712)	(712)
Net income (loss) attributable to EchoStar	—	—	—	(306,132)	—	(306,132)
Balance, June 30, 2025	$287	$8,809,264	$(183,181)	$11,109,636	$55,488	$19,791,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(510,125)	$(315,833)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	981,388	992,925
Realized and unrealized losses (gains) on investments, impairments and other	(64,831)	49,312
Non-cash, stock-based compensation	16,123	19,693
Deferred tax expense (benefit)	(174,719)	(35,300)
Changes in allowance for credit losses	15,603	33,108
Change in long-term deferred revenue and other long-term liabilities	420	8,139
Other, net	115,365	125,969
Changes in operating assets and operating liabilities, net	(164,957)	52,971
Net cash flows from operating activities	214,267	930,984

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,247,724)	(21,847)
Sales and maturities of marketable investment securities	1,526,245	501,512
Purchases of property and equipment (Note 7)	(551,600)	(866,922)
Capitalized interest related to regulatory authorizations (Note 2)	(573,785)	(481,807)
Purchases of regulatory authorizations, including deposits	—	(1,104)
Sale of assets to CONX (Note 13)	—	26,719
Sale of Fiber business	47,207	—
Other, net	(64)	(4,716)
Net cash flows from investing activities	(1,799,721)	(848,165)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(46,272)	(52,758)
Redemption and repurchases of term loans, convertible and senior notes	(456,049)	(951,170)
Proceeds from issuance of convertible and senior notes	150,000	—
Debt issuance costs and debt (discount) premium	(946)	—
Early debt extinguishment gains (losses) of convertible and senior notes	11,465	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	6,994	1,832
Purchase of SNR Management's ownership interest in SNR HoldCo	—	(441,998)
Other, net	(31,189)	2
Net cash flows from financing activities	(365,997)	(1,444,092)

Effect of exchange rates on cash and cash equivalents	2,965	(3,701)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(1,948,486)	(1,364,974)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	4,593,804	1,911,601
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$2,645,318	$546,627

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

Recent Developments

We received a letter from the Federal Communications Commission (the “FCC”) on May 9, 2025, indicating that the FCC was beginning a review of our compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “Letter”). We responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025. On June 11, 2025, our Chairman met with the FCC; during this meeting we explained that any reconsideration of the September 2024 grant of our construction deadline extensions, any after-the-fact change to the criteria upon which our build-out is judged, or any decision to upend the 2 GHz band’s sharing rules would threaten the viability of our current operations and future plans. While no resolution has been achieved yet, and it is possible that no such resolution will ultimately be achieved, we continue to explore an acceptable resolution of the FCC’s stated concerns in a manner that minimizes disruption to our businesses and lifts the regulatory uncertainty created by the inquiries. The FCC review has introduced the possibility of reversing prior FCC grants of authority to us. This uncertainty over our spectrum rights has effectively frozen our ability to make decisions regarding our 5G network buildout, has materially adversely impacted our ability to implement and adjust our overall business plan and has required us to re-evaluate the deployment of our resources. In light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments. See Note 9 for further details. We remain focused on resolving the FCC’s stated concerns. We continue to progress wide-ranging efforts to explore alternative or complementary pathways that could, if successfully implemented, resolve the FCC’s stated concerns in a manner acceptable to us.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $4.333 billion as of June 30, 2025 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of June 30, 2025, we have $2.0 billion of debt maturing in July 2026 and $1.377 billion of debt maturing in August 2026. In addition, the re-auction of certain AWS-3 licenses previously awarded to Northstar Wireless and SNR Wireless has been designated as Auction 113 and the FCC is required to initiate Auction 113 by June 23, 2026. We cannot predict with any degree of certainty the outcome of Auction 113, however, we may be required to make a maximum payment up to approximately $2.921 billion for the Northstar Re-Auction Payment and SNR Re-Auction Payment. See Note 10 for definitions and further details.

Because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern. To address our capital needs, we are in active discussions with funding sources to raise additional capital and/or restructure our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or restructuring the existing debt obligations necessary for us to have sufficient liquidity.

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

The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of June 30, 2025, we had 7.108 million Pay-TV subscribers in the United States, including 5.323 million DISH TV subscribers and 1.785 million SLING TV subscribers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“5G VoNR”) to over 223 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands.

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

We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We have deployed 5G VoNR covering over 223 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. As of June 30, 2025, we had 7.357 million Wireless subscribers.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 10 for definitions and further details. Also see Note 1 “Recent Developments” for additional information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We will need to make significant additional investments or partner with others to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we will need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network deployment, which will enhance our ability to compete effectively with other wireless service providers.

Broadband and Satellite Services

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. As of June 30, 2025, we had 819,000 Broadband subscribers.

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

Capitalized Interest

We capitalize interest associated with the acquisition or construction of certain assets, including, among other things, our Wireless spectrum licenses, build-out costs associated with our 5G Network deployment and satellites. Capitalization of interest begins when, among other things, steps are taken to prepare the asset for its intended use and ceases when the asset is ready for its intended use or when substantially all activities related to the project are suspended.

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

Capitalized interest totaled $309 million and $267 million for the three months ended June 30, 2025 and 2024, respectively, and $626 million and $525 million for the six months ended June 30, 2025 and 2024, respectively, which reduced “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of the 5G Network qualifying assets remained consistent during the three and six months ended June 30, 2025 and 2024. The change in capitalized interest primarily resulted from the increase in the capitalization rate as a result of our financing transactions during the third and fourth quarters of 2024.

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

As of June 30, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of non-publicly traded debt are based on, among other things, available trade information, valuations performed by a third-party, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. The non-publicly traded debt is categorized within Level 3 of the fair value hierarchy. See Note 9 for the fair value of our debt.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $217 million and $164 million for the three months ended June 30, 2025 and 2024, respectively. Advertising expenses totaled $426 million and $328 million for the six months ended June 30, 2025 and 2024, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales–equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $16 million and $29 million for the three months ended June 30, 2025 and 2024, respectively. Research and development costs totaled $34 million and $54 million for the six months ended June 30, 2025 and 2024, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740):

Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard is effective for fiscal years beginning after December 15, 2024. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and the adoption of the standard will impact certain of our income tax disclosures.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
Net income (loss)	$(306,844)	$(207,458)	$(510,125)	$(315,833)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(712)	(1,867)	(1,324)	(2,866)
Net income (loss) attributable to EchoStar - Basic	(306,132)	(205,591)	(508,801)	(312,967)
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to EchoStar - Diluted	$(306,132)	$(205,591)	$(508,801)	$(312,967)

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	287,505	271,592	287,012	271,555
Dilutive impact of Convertible Notes (1)	—	—	—	-
Dilutive impact of stock awards outstanding (1)	—	—	—	—
Diluted	287,505	271,592	287,012	271,555

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(1.06)	$(0.76)	$(1.77)	$(1.15)
Diluted net income (loss) per share attributable to EchoStar	$(1.06)	$(0.76)	$(1.77)	$(1.15)
(1)	For the three and six months ended June 30, 2025 and 2024, the interest on dilutive Convertible Notes and the dilutive impact of weighted-average shares of Class A common stock were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period. As of June 30, 2025 and 2024, our Convertible Notes may be converted into 58 million shares and 33 million shares, respectively.
(2)	On November 12, 2024, we issued and sold 14.265 million shares of our Class A Common Stock to certain PIPE investors.

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

	As of June 30,
	2025	2024

	(In thousands)
Anti-dilutive stock awards	3,724	9,762
Performance/market based options	4,257	4,421
Common stock warrants	16,151	16,151
Total	24,132	30,334
4.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Cash paid for interest (including capitalized interest)	$1,012,699	$681,737
Interest paid in kind on long-term debt (1)	125,559	—
Cash paid for income taxes, net of (refunds)	15,014	(22,843)
Total capitalized interest (2)	625,918	524,696
Accrued capital expenditures	113,152	147,464
Asset retirement obligation	4,885	8,959
(1)	See Note 9 for further information.
(2)	See Note 2 for further information.

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$17,552	$51
Strategic - trading/equity	52,113	26,454
Other	1,918,336	1,215,531
Total current marketable investment securities	1,988,001	1,242,036
Restricted marketable investment securities (1)	59,783	32,114
Total marketable investment securities	2,047,784	1,274,150

Restricted cash and cash equivalents (1)	300,233	288,411

Other investments, net:
Equity method investments	84,843	83,423
Other investments	106,949	118,904
Total other investments, net	191,792	202,327

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$2,539,809	$1,764,888
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2025, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2025 and December 31, 2024, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of June 30, 2025 and December 31, 2024, we had $184 million and $151 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets that primarily consists of funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements which collateralizes certain debt obligations.

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

Broadband Connectivity Solutions (Restricted) Limited. We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The Al Yah 3 Ka-band satellite is no longer in service.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$588,499	$—	$—	$588,499	$594,654	$—	$—	$594,654
Cash equivalents	261,837	1,794,982	—	2,056,819	255,118	3,744,032	—	3,999,150
Total	$850,336	$1,794,982	$—	$2,645,318	$849,772	$3,744,032	$—	$4,593,804

Debt securities (including restricted):
U.S. Treasury and agency securities	$10,466	$—	$—	$10,466	$8,163	$—	$—	$8,163
Commercial paper	—	846,840	—	846,840	—	596,568	—	596,568
Corporate securities	—	1,119,826	—	1,119,826	—	629,115	—	629,115
Other	—	18,488	51	18,539	—	13,799	51	13,850
Equity securities	52,113	—	—	52,113	26,454	—	—	26,454
Total	$62,579	$1,985,154	$51	$2,047,784	$34,617	$1,239,482	$51	$1,274,150

As of June 30, 2025, restricted and non-restricted marketable investment securities included debt securities of $1.061 billion with contractual maturities within one year and $934 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2025	2024	2025	2024

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses) and impairments	$(8,377)	$(25,417)	$15,925	$(49,312)
Gains (losses) related to early redemption of debt	—	—	11,465	—
Foreign currency transaction gains (losses)	3,429	(2,702)	5,678	(3,329)
Equity in earnings (losses) of affiliates	2,539	(66,397)	4,183	(69,183)
Sale of Fiber business gains (losses)	37,441	—	37,441	—
Other	105	3,018	1,835	4,216
Total	$35,137	$(91,498)	$76,527	$(117,608)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Finished goods	$271,034	$353,401
Work-in-process and service repairs	61,386	58,028
Consignment	4,127	10,110
Raw materials	38,571	33,658
Total inventory	$375,118	$455,197
7.

7.	Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers	2	-	5	$1,700,328	$1,784,801
Satellites	5	-	15	3,865,200	3,872,664
Satellites acquired under finance lease agreements		15		356,275	344,972
Furniture, fixtures, equipment and other	1	-	20	1,690,032	1,686,992
5G Network equipment (1)	3	-	15	5,672,959	5,382,706
Software and computer equipment	1	-	8	2,390,532	2,216,007
Buildings and improvements	1	-	40	517,014	513,419
Land		-		43,000	42,842
Construction in progress		-		1,535,975	1,570,275
Total property and equipment				17,771,315	17,414,678
Accumulated depreciation				(8,997,659)	(8,227,546)
Property and equipment, net (2)				$8,773,656	$9,187,132
(1)	Includes 5G Network assets acquired under finance lease agreements.
(2)	As of June 30, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Equipment leased to customers	$57,810	$59,178	$121,022	$130,945
Satellites	64,283	75,323	130,263	150,901
Buildings, furniture, fixtures, equipment and other	32,098	47,707	61,271	75,420
5G Network equipment	216,782	179,473	424,914	346,294
Software and computer equipment	108,187	95,866	216,160	184,553
Intangible assets and other amortization expense	13,895	49,978	27,758	104,812
Total depreciation and amortization	$493,055	$507,525	$981,388	$992,925

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

Activity relating to our asset retirement obligations, included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$338,506	$289,059	$327,031	$278,287
Liabilities incurred	1,188	4,651	4,885	8,959
Accretion expense	8,026	6,765	15,804	13,229
Balance, end of period	$347,720	$300,475	$347,720	$300,475

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $209 million and $216 million as of June 30, 2025 and December 31, 2024, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites Pay-TV Segment

Our Pay-TV segment currently utilizes eight satellites in geosynchronous orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease one satellite from a third party, Nimiq 5, which is accounted for as an operating lease.

As of June 30, 2025, our Pay-TV segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV (1)	July 2010	119	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A
EchoStar XXVI	2028	119	N/A

Leased from Other Third-Party:
Nimiq 5	September 2009	72.7	October 2029
(1)	During April 2025, the EchoStar XV satellite began the process of relocating from the 61.5 degree orbital location to the 119 degree orbital location. The relocation process was completed in July 2025.

As of April 2025, we no longer lease the Anik F3 satellite.

Satellites Under Construction

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

EchoStar XXVI. On May 15, 2025, we entered into a contract with Maxar Space LLC for the construction of EchoStar XXVI, a DBS satellite that is capable of providing service to the CONUS and is intended to be used at the 119 degree orbital location. EchoStar XXVI is expected to be launched during 2028.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites - Broadband and Satellite Services Segment

Our Broadband and Satellite Services segment currently utilizes seven satellites in geosynchronous orbit approximately 22,300 miles above the equator, four of which we own and depreciate over their estimated useful life. We also lease three satellites from third parties, which are accounted for as finance leases and are depreciated over their economic life.

As of June 30, 2025, our Broadband and Satellite Services segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XVII	July 2012	107	N/A
EchoStar XIX	December 2016	97.1	N/A
EchoStar XXI	June 2017	10.25	N/A
EchoStar XXIV	July 2023	95.2	N/A

Leased from Other Third-Party:
Eutelsat 65 West A	March 2016	65	July 2031
Telesat T19V	July 2018	63	August 2033
EchoStar 105/SES-11	October 2017	105	November 2030

In addition to the satellites listed above, during 2025 we have launched and will continue to launch, certain low earth orbit satellites in connection with additional business opportunities.

As of June 2025, all commercial traffic on the Al Yah 3 satellite had been transferred to other satellites in our fleet and the Al Yah 3 satellite is no longer operational and is no longer in service.

In addition, all commercial traffic on the EchoStar IX satellite has been transferred to other satellites in our fleet and the EchoStar IX satellite is no longer in service. During the second quarter of 2025, we began the disposal process for the EchoStar IX satellite and the disposal process is expected to be completed in the third quarter of 2025.

8.	Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 13 years, with a weighted average remaining lease term of 1.3 to 9.3 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements (generally communication towers), the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases within our Broadband and Satellite Services segment. Through the third quarter of 2024, our Nimiq 5 satellite was accounted for as finance lease within our Pay-TV segment. However, during October 2024, we extended the Nimiq 5 lease and as a result it is currently accounted for as an operating lease. In addition, through the first quarter of 2025, our Anik F3 satellite was accounted for as an operating lease within our Pay-TV segment and as of April 2025 we no longer lease this satellite. Substantially all of our remaining leases are accounted for as operating leases.

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease cost	$166,505	$155,484	$333,862	$322,490

Short-term lease cost (1)	3,051	1,028	8,341	2,051

Finance lease cost:
Amortization of right-of-use assets	13,238	14,210	26,469	32,678
Interest on lease liabilities	1,342	2,397	2,844	5,189
Total finance lease cost	14,580	16,607	29,313	37,867
Total lease costs	$184,136	$173,119	$371,516	$362,408
(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$284,667	$238,574
Operating cash flows from finance leases	$2,314	$5,299
Financing cash flows from finance leases	$11,406	$29,627

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$110,400	$313,628
Finance leases	$—	$—

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Operating Leases:
Operating lease assets	$3,218,062	$3,260,768

Other current liabilities	$565,684	$528,542
Operating lease liabilities	3,178,737	3,211,407
Total operating lease liabilities	$3,744,421	$3,739,949

Finance Leases:
Property and equipment, gross	$477,377	$466,074
Accumulated depreciation	(267,697)	(235,001)
Property and equipment, net	$209,680	$231,073

Other current liabilities	$34,088	$30,381
Other long-term liabilities	21,705	36,818
Total finance lease liabilities	$55,793	$67,199

Weighted Average Remaining Lease Term:
Operating leases	9.3 years	9.7 years
Finance leases	1.3 years	1.7 years

Weighted Average Discount Rate:
Operating leases	10.2%	10.2%
Finance leases	9.6%	9.3%

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of June 30, 2025 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2025 (remaining six months)	$300,553	$21,672	$322,225
2026	617,416	36,588	654,004
2027	619,052	2,574	621,626
2028	577,897	—	577,897
2029	558,768	—	558,768
Thereafter	3,106,518	—	3,106,518
Total lease payments	5,780,204	60,834	5,841,038
Less: Imputed interest	(2,035,783)	(5,041)	(2,040,824)
Total	3,744,421	55,793	3,800,214
Less: Current portion	(565,684)	(34,088)	(599,772)
Long-term portion of lease obligations	$3,178,737	$21,705	$3,200,442

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers.

The following table presents our lease revenue by type of lease:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Lease revenue:
Sales-type lease revenue	$1,787	$1,539	$3,984	$2,623
Operating lease revenue	2,014	3,830	4,415	9,484
Total lease revenue	$3,801	$5,369	$8,399	$12,107

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $23 million and $26 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents future operating lease payments to be received as of June 30, 2025:

For the Years Ending December 31,	Total
(In thousands)
2025 (remaining six months)	$5,515
2026	7,271
2027	5,839
2028	3,669
2029	3,128
Thereafter	2,028
Total lease payments to be received	$27,450
9.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.	Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2025 and December 31, 2024:

		As of
		June 30, 2025		December 31, 2024
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
0% Convertible Notes due 2025	DISH	$138,403	$125,717	$138,403	$124,916
Term Loan due 2025 (1)	DBS SubscriberCo	166,667	166,667	500,000	500,000
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,779,660	2,000,000	1,678,640
5 1/4% Senior Secured Notes due 2026 (2)	HSSC	627,283	560,063	750,000	686,475
6 5/8% Senior Notes due 2026	HSSC	750,000	548,625	750,000	595,725
3 3/8% Convertible Notes due 2026	DISH	45,209	37,987	45,209	38,495
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,502,500	2,750,000	2,507,780
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,605,000	3,500,000	3,708,460
7 3/8% Senior Notes due 2028	DDBS	1,000,000	722,500	1,000,000	715,680
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,175,000	2,500,000	2,143,350
5 1/8% Senior Notes due 2029	DDBS	1,500,000	987,480	1,500,000	959,610
Term Loan due 2029 (3)	DBS SubscriberCo	1,800,000	1,761,313	1,800,000	1,800,000
Mandatorily Redeemable Preferred Shares due 2029 (3)(4)	DBS SubscriberCo	200,000	193,519	200,000	200,000
10 3/4% Senior Secured Notes due 2029 (5)	SATS	5,506,000	5,664,298	5,356,000	5,763,110
3 7/8% Convertible Secured Notes due 2030 (6)	SATS	1,946,856	2,297,290	1,906,229	2,029,715
6 3/4% Senior Secured Notes due 2030 (7)	SATS	2,372,670	2,185,229	2,287,738	2,070,952
Other notes payable		80,201	80,201	108,072	108,072
Subtotal		26,883,289	$25,393,049	27,091,651	$25,630,980
Unamortized deferred financing costs and other debt discounts, net		(484,164)		(555,533)
Finance lease obligations (8)		55,793		67,199
Total		26,454,918		26,603,317
Less: current portion (3)		(1,053,230)		(943,029)
Total debt, finance lease and other obligations, net of current portion		$25,401,688		$25,660,288
(1)	During the three and six months ended June 30, 2025, we redeemed approximately $166 million and $333 million, respectively, of our Term Loan due 2025. The remaining balance of approximately $167 million is paid monthly and the final payment is due September 30, 2025.
(2)	During the six months ended June 30, 2025, we repurchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The remaining balance of approximately $627 million matures on August 1, 2026. See Note 5 for further information.
(3)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we will pay a portion of principal balance based on the variable cash flows for certain Pay-TV business metrics which are an estimate and could change significantly based on actual performance.
(4)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.
(5)	On May 8, 2025, we issued an additional $150 million aggregate principal amount of our 10 3/4% Senior Secured Notes due November 30, 2029.
(6)	During the three months ended June 30, 2025, we elected to make our semi-annual interest payment of approximately $41 million in kind.
(7)	During the three months ended June 30, 2025, we elected to make our semi-annual interest payment of approximately $85 million in kind.
(8)	Disclosure regarding fair value of finance leases is not required.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2). We estimated the fair value of our non-publicly traded debt based on, among other things, available trade information and/or valuations performed by a third-party (Level 3).

Senior Notes and Convertible Notes

The below summaries are not complete and are qualified in entirety by reference to the full and complete text of the applicable indentures.

EchoStar Senior Secured Notes and Convertible Secured Notes

The EchoStar Senior Secured Notes and Convertible Secured Notes are:

●	senior unsecured obligations of EchoStar and guaranteed by the Spectrum Assets Guarantors (as defined below) and the Equity Pledge Guarantors (as defined below) on a senior secured basis;
●	secured equally and ratably with certain other secured indebtedness on a first-priority basis, subject to permitted liens, certain exceptions, and the first lien intercreditor agreement, by: (i) a lien on all licenses, authorizations and permits issued from time to time by the FCC for use of the AWS-3 Spectrum and for the use of the AWS-4 Spectrum (the “Spectrum Assets”) held by certain of our subsidiaries that hold any Spectrum Assets (each, a “Spectrum Assets Guarantor”); (ii) the proceeds of any Spectrum Assets sale; (iii) other wireless licenses (valued by third-party) of similar value which can be substituted for the Spectrum Assets; and (iv) a lien on the equity interests held by an entity that directly owns any equity interests in any Spectrum Assets Guarantor (each, a “Equity Pledge Guarantor”);
●	ranked equally in right of payment, without giving effect to collateral arrangements, with all of our and the Spectrum Assets Guarantors’ or Equity Pledge Guarantors’ existing and future senior indebtedness;
●	ranked senior in right of payment to any of our and the Spectrum Assets Guarantors or Equity Pledge Guarantors’ subordinated existing and future indebtedness and effectively senior to any of the Spectrum Assets Guarantors or Equity Pledge Guarantors unsecured indebtedness and indebtedness secured by junior liens on the collateral to the extent of the value of the collateral and effectively junior to all the existing and future obligations of any of our subsidiaries that are not Spectrum Assets Guarantors or Equity Pledge Guarantors.

The indentures related to our EchoStar Senior Secured Notes and Convertible Secured Notes contain restrictive covenants that, among other things, impose limitations on the ability of EchoStar and the Spectrum Assets Guarantors and the Equity Pledge Guarantors to:

●	incur or guarantee additional debt;
●	make certain investments and other restricted payments;
●	create liens;
●	enter into transactions with affiliates;
●	merge or consolidate with another company;
●	transfer or sell assets;
●	allow to exist certain restrictions on paying dividends or other payments; and
●	engage in new activities (applicable to guarantors).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

We will also be required to obtain a forfeiture appraisal of the Spectrum Assets (the “Spectrum Assets Forfeiture Appraisal”) within 60 days of the forfeiture date if wireless spectrum licenses that form part of the Spectrum Assets accounting for more than 10% of the aggregate MHz-POPs of all such licenses constituting the Spectrum Assets are forfeited to the FCC as a result of our failure to meet its build-out milestones with respect to such forfeited licenses.

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

10 3/4% Senior Secured Notes due 2029

On November 12, 2024 and on May 8, 2025, we issued $5.356 billion and $150 million, respectively, aggregate principal amount of our 10 3/4% Senior Secured Notes due November 30, 2029. Interest accrues at an annual rate of 10 3/4% and is payable semi-annually in cash, in arrears on May 30 and November 30 of each year, which commenced on May 30, 2025. We elected not to make the approximately $326 million cash interest payment due on May 30, 2025 (the “10 3/4% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 10 3/4% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On June 27, 2025, we made the scheduled 10 3/4% Interest Payment originally due May 30, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

3 7/8% Convertible Secured Notes due 2030

On November 12, 2024, we issued $1.906 billion aggregate principal amount of our 3 7/8% Convertible Secured Notes due November 30, 2030 (“Convertible Notes due 2030”). Interest accrues at an annual rate of 3 7/8% and is payable semi-annually in arrears on May 30 and November 30 of each year, commencing on May 30, 2025. Interest payments are, at our option, payable in cash or in kind for the first four interest payment periods; provided that no payment in kind interest may be paid for any interest period if the payment of interest on the 6 3/4% Senior Secured Notes due 2030 or certain other indebtedness during such period is made in cash. Interest payments from and including the fifth interest payment period (which will be payable on May 30, 2027) and thereafter must be paid in cash.

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

Existing DISH Convertible Notes

0% Convertible Notes due 2025

On December 21, 2020, we issued $2.0 billion aggregate principal amount of the Convertible Notes due December 15, 2025 in a private placement. A portion of these notes were tendered for exchange and cancelled and an aggregate principal amount of $138 million remains outstanding. These notes will not bear interest, and the principal amount of the Notes will not increase over time.

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

Subject to the terms of the related indenture, the Convertible Notes due 2025 may be converted at an initial conversion rate of 8.566 shares of our Class A common stock per $1,000 principal amount of the Convertible Notes due 2025 (equivalent to an initial conversion price of approximately $116.74 per share of our Class A common stock) (the “Initial Conversion Rate”), at any time on or after July 15, 2025 through the second scheduled trading day preceding the maturity date. Holders of the Convertible Notes due 2025 also had the right to convert the Convertible Notes due 2025 at the Initial Conversion Rate prior to July 15, 2025, but only upon the occurrence of specified events described in the related indenture.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH DBS Unsecured Senior Notes

7 3/4% Senior Notes due 2026

On June 13, 2016, we issued $2.0 billion aggregate principal amount of our ten-year 7 3/4% Senior Notes due July 1, 2026. Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year. We elected not to make the approximately $78 million cash interest payment due on July 1, 2025 (the “7 3/4% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 7 3/4% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On July 30, 2025, we made the scheduled 7 3/4% Interest Payment originally due July 1, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

7 3/8% Senior Notes due 2028

On July 1, 2020, we issued $1.0 billion aggregate principal amount of our 7 3/8% Senior Notes due July 1, 2028. Interest accrues at an annual rate of 7 3/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year. We elected not to make the approximately $37 million cash interest payment due on July 1, 2025 (the “7 3/8% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 7 3/8% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On July 30, 2025, we made the scheduled 7 3/8% Interest Payment originally due July 1, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

5 1/8% Senior Notes due 2029

On May 24, 2021, we issued $1.5 billion aggregate principal amount of our 5 1/8% Senior Notes due June 1, 2029. Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year. We elected not to make the approximately $38 million cash interest payment due on June 2, 2025 (the “5 1/8% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 5 1/8% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On June 27, 2025, we made the scheduled 5 1/8% Interest Payment originally due June 2, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

DISH DBS Senior Secured Notes

5 1/4% Senior Secured Notes due 2026

On November 26, 2021, we issued $2.750 billion aggregate principal amount of our 5 1/4% Senior Secured Notes due December 1, 2026. Interest accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year. We elected not to make the approximately $72 million cash interest payment due on June 2, 2025 (the “5 1/4% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 5 1/4% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On June 27, 2025, we made the scheduled 5 1/4% Interest Payment originally due June 2, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5 3/4% Senior Secured Notes due 2028

On November 26, 2021, we issued $2.5 billion aggregate principal amount of our 5 3/4% Senior Secured Notes due December 1, 2028. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year. We elected not to make the approximately $72 million cash interest payment due on June 2, 2025 (the “5 3/4% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 5 3/4% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On June 27, 2025, we made the scheduled 5 3/4% Interest Payment originally due June 2, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

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

As of June 30, 2025, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion.

DISH 2021 Intercompany Loan 2026 Tranche. In January 2024, we completed a series of assignments resulting in the transfer of the receivable in respect to the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion from DISH DBS to EchoStar Intercompany Receivable Company L.L.C., our direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable Company L.L.C. As of June 30, 2025, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion.

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

DISH Q2 2024 Intercompany Loan

In June 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q2 2024 Intercompany Loan”) for an initial principal amount of $1.508 billion. The DISH Q2 2024 Intercompany Loan matures on August 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q2 2024 Intercompany Loan is at a variable rate. As of June 30, 2025, the total DISH Q2 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.631 billion.

DISH Q3 2024 Intercompany Loan

In September 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q3 2024 Intercompany Loan”) for an initial principal amount of $481 million. The DISH Q3 2024 Intercompany Loan matures on November 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q3 2024 Intercompany Loan is at a variable rate. As of June 30, 2025, the total DISH Q3 2024 Intercompany Loan amount outstanding plus interest paid in kind was $510 million.

EchoStar 2024 Intercompany Loan

In November 2024, EchoStar Financing L.L.C., our subsidiary, entered into an intercompany loan with DISH Wireless L.L.C., a subsidiary of DISH Network, for a borrowing principal amount of up to $4.500 billion (the “EchoStar 2024 Intercompany Loan”). The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. As of June 30, 2025, the total EchoStar 2024 Intercompany Loan amount outstanding plus interest paid in kind was $2.666 billion.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Wireless Spectrum Licenses

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date

	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	701,803		December 31, 2024 (3)	June 14, 2025 (5)	June 2033
AWS-4 Licenses (2)	1,928,688		December 31, 2024 (3)	June 14, 2025 (5)	June 2033
H Block Licenses (2)	1,671,506		December 31, 2024 (3)	June 14, 2025 (6)	June 2033
600 MHz Licenses	6,192,575		December 31, 2024 (4)	June 14, 2025 (7)	June 2029
MVDDS Licenses (1)	24,000				July, August, September 2034
LMDS Licenses (1)	—				September 2028
28 GHz Licenses	2,883			October 2, 2029 (8)	October 2029
24 GHz Licenses	11,772			December 11, 2029 (8)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,392			June 4, 2030 (8)	June 2030
3550-3650 MHz Licenses	912,200			March 12, 2031 (8)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (8)		July 23, 2033 (8)	July 2036
3.45–3.55 GHz Licenses	7,329,093	May 4, 2026 (9)		May 4, 2030 (9)	May 2037
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (2)	972				March 2026
AWS-3	9,829,287		December 31, 2024 (10)	October 25, 2025 (11)	October 2025 (11)
Subtotal	29,487,549

Capitalized Interest (12)	10,091,371
Total as of June 30, 2025	$39,578,920
(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(3)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Economic Area by this date (part of Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”). These licenses are set forth in Appendices A and D of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the AWS-4 licenses, the AWS H Block licenses, and the Lower 700 MHz E Block licenses listed in Appendix G-1 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for additional information.
(4)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Partial Economic Area by this date (part of Commitments #2 and #3 of the Extension Request). These licenses are set forth in Appendices B and E of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the 600 MHz licenses listed in Appendix G-2 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for additional information.
(5)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for additional information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(6)	For the H-Block licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for additional information.
(7)	For the 600 MHz licenses set forth in Appendix G-2 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for additional information.
(8)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(9)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(10)	In a January 10, 2025 filing to the FCC, we certified that we were offering reliable signal coverage for certain of these license areas and offering service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date (part of Commitments #2 and #3 the Extension Request). These accelerated licenses are set forth in Appendices C and F of the Extension Request. Under the Extension Request, if we successfully fulfill Commitment #2 and Commitment #3, the final construction deadlines for the AWS-3 licenses listed in Appendix G-3 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. See Note 1 “Recent Developments” for additional information.
(11)	For the AWS-3 licenses set forth in Appendix G-3 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer reliable signal coverage to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered reliable signal coverage to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering reliable signal coverage to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for additional information.
(12)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We currently offer our Wireless services for 5G VoNR to over 223 million Americans and 5G broadband service covering over 269 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network to be approximately $10 billion, including amounts incurred to date since 2021. See Note 2 for further information.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024, as defined and detailed in the footnotes to the table above. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments, as defined and detailed in the footnotes to the table above. See Note 1 “Recent Developments” for additional information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Letters Exchanged between Northstar Wireless and the FCC Wireless Bureau. As outlined in letters exchanged between Northstar Wireless and the Wireless Telecommunications Bureau of the FCC (the “FCC Wireless Bureau”), Northstar Wireless paid the gross winning bid amounts for 261 AWS-3 Licenses and notified the FCC that it would not be paying the gross winning bid amounts for 84 AWS-3 Licenses. As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses. In addition, we will be subject to a default payment with respect to the licenses for which Northstar Wireless did not pay the gross winning bids (the “Northstar Re-Auction Payment”). The Northstar Re-Auction Payment has two components. First, if the winning bids at re-auction are less than the winning bids of Northstar Wireless, we will be responsible for the difference between the two bids. The second component is an additional payment in the amount of fifteen percent (15%) of Northstar Wireless’s bid or the subsequent winning bids, whichever is less. The amount of the Northstar Re-Auction Payment will be offset by the $334 million interim payment Northstar Wireless has already made. For example, if the winning bids in a re-auction are $1, the Northstar Re-Auction Payment would be approximately $2.226 billion, which is calculated as the difference between $2.226 billion (the Northstar winning bid amounts) and $1 (the winning bids from re-auction), plus 15% of the $1 (the winning bids from re-auction), If the winning bids from re-auction or other award of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of Northstar Wireless, the Northstar Re-Auction Payment would be approximately $334 million, calculated as fifteen percent (15%) of $2.226 billion (Northstar Wireless’s defaulted bids). In each case, the amount of the Northstar Re-Auction Payment would be offset by the $334 million interim payment Northstar already made, resulting in a maximum exposure of $1.892 billion. We cannot predict with any degree of certainty the outcome of any re-auction or the amount of any Northstar Re-Auction Payment. The re-auction of the AWS-3 licenses has been designated as Auction 113 and the FCC is required to initiate Auction 113 by June 23, 2026.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Letters Exchanged between SNR Wireless and the FCC Wireless Bureau. As outlined in letters exchanged between SNR Wireless and the FCC Wireless Bureau, SNR Wireless paid the gross winning bid amounts for 244 AWS-3 Licenses and notified the FCC that it would not be paying the gross winning bid amounts for 113 AWS-3 Licenses. As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses. In addition, we will be subject to a default payment with respect to the licenses for which SNR Wireless did not pay the gross winning bids (the “SNR Re-Auction Payment”). The SNR Re-Auction Payment has two components. First, if the winning bids at re-auction are less than the winning bids of SNR Wireless, we will be responsible for the difference between the two bids. The second component is an additional payment in the amount of fifteen percent (15%) of SNR Wireless’s bid or the subsequent winning bids, whichever is less. The amount of the SNR Re-Auction Payment will be offset by the $182 million interim payment SNR Wireless has already made. For example, if the winning bids in a re-auction are $1, the SNR Re-Auction Payment would be approximately $1.211 billion, which is calculated as the difference between $1.211 billion (the SNR winning bid amounts) and $1 (the winning bids from re-auction), plus 15% of the $1 (the winning bids from re-auction). If the winning bids from re-auction of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of SNR Wireless, the SNR Re-Auction Payment would be approximately $182 million, calculated as fifteen percent (15%) of $1.211 billion (SNR Wireless’s defaulted bids). In each case, the amount of the SNR Re-Auction Payment would be offset by the $182 million interim payment SNR already made, resulting in a maximum exposure of $1.029 billion. We cannot predict with any degree of certainty the outcome of any re-auction or the amount of any SNR Re-Auction Payment. The re-auction of the AWS-3 licenses has been designated as Auction 113 and the FCC is required to initiate Auction 113 by June 23, 2026.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 9, 2024, the United States Patent and Trademark Office issued final written decisions invalidating 38 of the 39 challenged claims. On January 13, 2025, Digital Broadcasting Solutions filed a notice of appeal of those final written decisions, and on February 7, 2025, DISH Network L.L.C. and DISH Technologies L.L.C. cross-appealed as to the single patent claim that wasn’t invalidated. Briefing is underway. The underlying case has been stayed since May 9, 2024, pending resolution of the petitions before the United States Patent and Trademark Office and any related appeals.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent. On July 12, 2024, the United States Patent and Trademark Office granted a request for reexamination of the 715 patent, but on May 20, 2025, it affirmed the patent’s validity.

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

In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On July 22, 2025, the United States Patent and Trademark Office issued final written decisions invalidating the asserted claims of the 249 patent and the 518 patent.

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

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against our wholly-owned subsidiary DISH Network, its Board of Directors, and its Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On March 1, 2024, by stipulation, the plaintiffs dismissed their claims against the Board of Directors and the Retirement Plan Committee, leaving DISH Network as the sole defendant. On April 30, 2024, pursuant to the parties’ stipulation, the Court certified the proposed plaintiff class. Pursuant to the parties’ stipulation, the case was stayed from October 30, 2024 through May 29, 2025 to facilitate a mediation, but the parties did not reach a settlement.

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of June 30, 2025, the gross amount of fees, penalties and interest owed was approximately $93 million with $46 million remaining outstanding as a result of historical payments.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The parties reached a conditional agreement to settle the matter, but the conditions were not met, so the stay entered on October 3, 2024 was lifted on November 22, 2024. On July 8, 2025, a magistrate judge issued a report and recommendation that DirecTV should have to indemnify HCIPL only for license fees, penalties and interest that would have been owing to the DOT as of the April 22, 2005 closing date of the spinoff, but not the penalties and interest that compounded on such pre-closing amounts during the course of the litigation in India.

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

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and, on October 20, 2023, they filed a First Amended Complaint that abandoned the original allegations. In their First Amended Complaint, plaintiffs alleged that, during the class period, the defendants concealed problems concerning the 5G network build-out that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint added as individual defendants James S. Allen, DISH Network’s Senior Vice President and Chief Accounting Officer; John Swieringa, our President, Technology and Chief Operating Officer; Dave Mayo, DISH Network’s former Executive Vice President of Network Development; Marc Rouanne, DISH Network’s former Executive Vice President and Chief Network Officer; and Stephen Bye, DISH Network’s former Executive Vice President and Chief Commercial Officer.

After the defendants filed a motion to dismiss the First Amended Complaint, the plaintiffs filed a Second Amended Complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants. The defendants filed a motion to dismiss the Second Amended Complaint, and on March 20, 2025, the Court granted the motion without granting plaintiffs permission to further amend. On April 18, 2025, the plaintiffs filed a notice of appeal, and briefing is underway.

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

Mobility Workx

On December 3, 2024, Mobility Workx, LLC filed a complaint in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiary DISH Wireless alleging infringement of United States Patent No. 7,697,508, entitled “System, Apparatus and Methods for Proactive Allocation of Wireless Communication Resources.” Generally, it relates to hand-offs in a mobile network. On July 7, 2025, the case was dismissed under the terms of a non-material confidential settlement.

Peninsula Technologies, LLC

On April 15, 2025, Peninsula Technologies filed two lawsuits against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the Eastern District of Texas. In the first lawsuit, Peninsula Technologies alleges infringement of U.S. Patent Nos. 9,844,009 (the “009 patent”), entitled “Power Headroom Report In A Wireless Device With Carrier Aggregation”; 11,792,743 (the “743 patent”), entitled “Transmit Power Priority Based On Cell Types In Wireless Devices”; 11,824,810 (the “4,810 patent”), entitled “Restarting A Deactivation Timer Of A Secondary Cell In A Wireless Network”; and 11,917,549 (the “549 patent”), entitled “Scaling Transmission Power Of Uplink Signals Of A Wireless Device.” In the second lawsuit, Peninsula Technologies alleges infringement of U.S. Patent Nos. 11,438,810 (the “8,810 patent”), entitled “Communication Of Configuration Parameters Of Radio Resources Of An Unlicensed Cell”; 11,570,844 (the “844 patent”), entitled “Release Message In Small Data Transmission Procedure”; 11,723,109 (the “109 patent”), entitled “Downlink Data Of Small Data Transmission Procedure”; and 12,144,057 (the “057 patent”), entitled “Release Message In Small Data Transmission Procedure.” Generally, the asserted patents relate to 5G network operations. On July 16, 2025, Peninsula Technologies filed a First Amended Complaint in the second action, which dropped the 8,810 Patent.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On November 26, 2024, the United States Court of Appeals for the Federal Circuit denied DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.’s petition seeking rehearing en banc. On February 5, 2025, on remand, the District Court denied the motion to declare the case exceptional. On March 6, 2025, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a notice of appeal of that order, but dismissed the appeal on July 3, 2025. This matter is now concluded.

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

On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third-party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. Because SafeCast Limited did not appeal that decision, on January 27, 2025, the United States Patent and Trademark Office issued a certificate canceling, the challenged claims. As a result, DISH Network L.L.C. and DISH Technologies L.L.C. filed a motion to terminate their petition before the United States Patent and Trademark Office, which was granted on June 5, 2025. On July 28, 2025, the District Court dismissed the litigation. This matter is now concluded.

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

The Plaintiffs seek to recover triple the amount of allegedly unpaid taxes, fines for each alleged violation, and attorneys’ fees and costs. On June 13, 2023, the Court denied the defendants’ motions to dismiss the complaint, but on January 2, 2024, it granted reconsideration and dismissed the complaint as to DISH Wireless and Sprint, with leave to amend. The Plaintiffs filed a Third Amended Complaint on February 2, 2024. On September 20, 2024, the Court granted DISH Wireless’s and Sprint’s motion to dismiss the Third Amended Complaint, without further leave to amend, but the case is continuing against the retailers.

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

On May 16, 2016, TQ Delta filed a second amended complaint that added us, and our then wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants. TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents. TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc. TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent, but on July 27, 2023 and October 11, 2023, respectively, the United States Patent and Trademark Office confirmed the challenged claims of the 243 patent and the 158 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages. The Court has set a trial date of November 8, 2027.

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

On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” In a report and recommendation issued on April 7, 2025, a magistrate judge recommended that the government’s motion be granted. Vermont National’s objections to that recommendation have been fully briefed to the Court.

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

	(In thousands)
For the Three Months Ended June 30, 2025
Revenue
Revenue from external customers:
Service revenue	$2,444,851	$823,721	$271,535	$—	$3,540,107
Equipment sales and other revenue	13,638	110,647	60,567	—	184,852
Intersegment revenue	3,760	263	7,678	(11,701)	—
Total revenue	2,462,249	934,631	339,780	(11,701)	3,724,959

Operating Expenses
Cost of services:
Programming	1,179,987	—	—	—	1,179,987
Connectivity services (1)	52,652	636,680	50,180	(2,315)	737,197
Other (2)	316,332	164,501	65,052	(1,438)	544,447
Total cost of services	1,548,971	801,181	115,232	(3,753)	2,461,631
Cost of sales - equipment and other	9,446	282,045	63,551	(855)	354,187
Selling, general and administrative expenses:
Subscriber acquisition costs	87,606	204,810	44,924	(1,389)	335,951
Selling, general and administrative expenses	152,849	98,575	48,374	(6,255)	293,543
Total selling, general and administrative expenses	240,455	303,385	93,298	(7,644)	629,494

OIBDA (3)	663,377	(451,980)	67,699	551	279,647

Depreciation and amortization	67,825	320,968	104,437	(175)	493,055
Total costs and expenses	1,866,697	1,707,579	376,518	(12,427)	3,938,367

Operating income (loss)	$595,552	$(772,948)	$(36,738)	$726	(213,408)

Unallocated Amounts
Interest income					65,369
Interest expense, net of amounts capitalized					(279,232)
Other, net					35,137
Income (loss) before income taxes					$(392,134)

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, transport and data, cloud-based service, satellite and transmission, and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended June 30, 2024
Revenue
Revenue from external customers:
Service revenue	$2,656,580	$785,140	$300,366	$—	$3,742,086
Equipment sales and other revenue	17,379	107,452	85,834	—	210,665
Intersegment revenue	2,325	136	7,811	(10,272)	—
Total revenue	2,676,284	892,728	394,011	(10,272)	3,952,751

Operating Expenses
Cost of services:
Programming	1,259,042	—	—	—	1,259,042
Connectivity services	54,504	619,855	52,760	(2,144)	724,975
Other	325,137	125,649	73,490	(815)	523,461
Total cost of services	1,638,683	745,504	126,250	(2,959)	2,507,478
Cost of sales - equipment and other	17,837	312,983	78,409	(1,136)	408,093
Selling, general and administrative expenses:
Subscriber acquisition costs	102,635	147,308	48,690	(583)	298,050
Selling, general and administrative expenses	164,128	81,372	58,270	(6,796)	296,974
Total selling, general and administrative expenses	266,763	228,680	106,960	(7,379)	595,024

OIBDA	753,001	(394,439)	82,392	1,202	442,156

Depreciation and amortization	85,249	305,863	116,978	(565)	507,525
Total costs and expenses	2,008,532	1,593,030	428,597	(12,039)	4,018,120

Operating income (loss)	$667,752	$(700,302)	$(34,586)	$1,767	(65,369)

Unallocated Amounts
Interest income					13,929
Interest expense, net of amounts capitalized					(81,166)
Other, net					(91,498)
Income (loss) before income taxes					$(224,104)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Six Months Ended June 30, 2025
Revenue
Revenue from external customers:
Service revenue	$4,966,403	$1,633,328	$546,532	$—	$7,146,263
Equipment sales and other revenue	26,593	272,771	149,090	—	448,454
Intersegment revenue	7,980	1,307	14,816	(24,103)	—
Total revenue	5,000,976	1,907,406	710,438	(24,103)	7,594,717

Operating Expenses
Cost of services:
Programming	2,396,409	—	—	—	2,396,409
Connectivity services	106,786	1,258,748	99,339	(4,498)	1,460,375
Other	602,412	308,633	129,018	(3,018)	1,037,045
Total cost of services	3,105,607	1,567,381	228,357	(7,516)	4,893,829
Cost of sales - equipment and other	19,118	631,290	145,285	(1,998)	793,695
Selling, general and administrative expenses:
Subscriber acquisition costs	174,119	395,295	91,356	(2,278)	658,492
Selling, general and administrative expenses	308,882	180,484	92,038	(12,551)	568,853
Total selling, general and administrative expenses	483,001	575,779	183,394	(14,829)	1,227,345

OIBDA	1,393,250	(867,044)	153,402	240	679,848

Depreciation and amortization	144,268	628,206	209,335	(421)	981,388
Total costs and expenses	3,751,994	3,402,656	766,371	(24,764)	7,896,257

Operating income (loss)	$1,248,982	$(1,495,250)	$(55,933)	$661	(301,540)

Unallocated Amounts
Interest income					130,898
Interest expense, net of amounts capitalized					(565,287)
Other, net					76,527
Income (loss) before income taxes					$(659,402)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Six Months Ended June 30, 2024
Revenue
Revenue from external customers:
Service revenue	$5,356,105	$1,589,401	$616,249	$—	$7,561,755
Equipment sales and other revenue	42,240	217,003	146,596	—	405,839
Intersegment revenue	4,517	330	13,752	(18,599)	—
Total revenue	5,402,862	1,806,734	776,597	(18,599)	7,967,594

Operating Expenses
Cost of services:
Programming	2,543,872	—	—	—	2,543,872
Connectivity services	111,701	1,261,497	102,118	(2,957)	1,472,359
Other	647,555	248,115	154,312	(1,553)	1,048,429
Total cost of services	3,303,128	1,509,612	256,430	(4,510)	5,064,660
Cost of sales - equipment and other	34,829	602,525	135,043	(1,221)	771,176
Selling, general and administrative expenses:
Subscriber acquisition costs	223,388	289,046	102,124	(1,359)	613,199
Selling, general and administrative expenses	333,006	163,486	121,321	(11,566)	606,247
Total selling, general and administrative expenses	556,394	452,532	223,445	(12,925)	1,219,446

OIBDA	1,508,511	(757,935)	161,679	57	912,312

Depreciation and amortization	170,651	587,535	235,819	(1,080)	992,925
Total costs and expenses	4,065,002	3,152,204	850,737	(19,736)	8,048,207

Operating income (loss)	$1,337,860	$(1,345,470)	$(74,140)	$1,137	(80,613)

Unallocated Amounts
Interest income					44,391
Interest expense, net of amounts capitalized					(180,574)
Other, net					(117,608)
Income (loss) before income taxes					$(334,404)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations) by segment were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
For the Three Months Ended June 30, 2025
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$78,580	$625,203	$43,118	$746,901

For the Three Months Ended June 30, 2024
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$54,006	$560,468	$56,559	$671,033

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
For the Six Months Ended June 30, 2025
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$140,968	$909,196	$75,221	$1,125,385

For the Six Months Ended June 30, 2024
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$111,918	$1,109,641	$127,170	$1,348,729

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2025	2024	2025	2024

	(In thousands)
Pay-TV subscriber and related revenue	$2,446,844	$2,658,381	$4,971,196	$5,359,560
Wireless services and related revenue	823,722	785,135	1,633,329	1,589,401
Broadband and satellite services and other revenue	273,441	302,527	550,385	619,647
Pay-TV equipment sales and other revenue	15,405	17,903	29,780	43,302
Wireless equipment sales and other revenue	110,909	107,593	274,077	217,333
Broadband equipment and other revenue	66,339	91,484	160,053	156,950
Eliminations	(11,701)	(10,272)	(24,103)	(18,599)
Total	$3,724,959	$3,952,751	$7,594,717	$7,967,594

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.Revenue Recognition

Contract Balances

Our allowance for credit losses were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
Balance, December 31, 2024	$42,575	$28,739	$11,314	$82,628
Current period provision for expected credit losses	37,059	13,851	8,485	59,395
Write-offs charged against allowance	(18,316)	(17,771)	(7,929)	(44,016)
Foreign currency translation	—	—	224	224
Balance, June 30, 2025	$61,318	$24,819	$12,094	$98,231

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
Balance, December 31, 2023	$35,320	$18,671	$20,399	$74,390
Current period provision for expected credit losses	29,780	28,888	16,784	75,452
Write-offs charged against allowance	(22,713)	(6,411)	(12,979)	(42,103)
Foreign currency translation	—	—	(241)	(241)
Balance, June 30, 2024	$42,387	$41,148	$23,963	$107,498

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

The following table summarizes our contract asset balances:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Contract assets	$149,329	$108,092

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes our contract liability balances:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Contract liabilities	$628,671	$649,054

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $593 million.

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

Broadband and Satellite Services Segment

As of June 30, 2025, the remaining performance obligations for our customer contracts was approximately $1.6 billion. Performance obligations expected to be satisfied within one year and greater than one year are 28% and 72%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$280,984	$322,813	$289,200	$352,114
Additions	68,519	70,138	125,116	135,242
Amortization expense	(67,623)	(84,837)	(132,842)	(179,103)
Foreign currency translation	367	(769)	773	(908)
Balance, end of period	$282,247	$307,345	$282,247	$307,345

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

13.Related Party Transactions

CONX

CONX Corp. is a special purpose acquisition company partially owned by Charles W. Ergen, our Chairman (“CONX”). On May 1, 2024, we and CONX entered into a definitive purchase and sale agreement, which provides for CONX’s purchase from us of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless. Concurrently with the transaction closing on May 1, 2024, we entered into an agreement to lease back the property from CONX for an initial 10-year term. During the three months ended June 30, 2025 and 2024, we recorded $1 million and $1 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the six months ended June 30, 2025 and 2024, we recorded $2 million and $1 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Hughes Systique Corporation (“Hughes Systique”)

We own 42% of Hughes Systique Corporation (“Hughes Systique”) and contract with Hughes Systique for software development services.

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Purchases:
Purchases from Hughes Systique	$4,093	$4,380	$8,148	$8,976

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$1,346	$1,466

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,077	$8,526	$14,278	$17,127

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$4,517	$5,569
Commitments to NagraStar	$1,702	$883

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

Overview

Recent Developments

We received a letter from the Federal Communications Commission (the “FCC”) on May 9, 2025, indicating that the FCC was beginning a review of our compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “Letter”). We responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025. On June 11, 2025, our Chairman met with the FCC; during this meeting we explained that any reconsideration of the September 2024 grant of our construction deadline extensions, any after-the-fact change to the criteria upon which our build-out is judged, or any decision to upend the 2 GHz band’s sharing rules would threaten the viability of our current operations and future plans. While no resolution has been achieved yet, and it is possible that no such resolution will ultimately be achieved, we continue to explore an acceptable resolution of the FCC’s stated concerns in a manner that minimizes disruption to our businesses and lifts the regulatory uncertainty created by the inquiries. The FCC review has introduced the possibility of reversing prior FCC grants of authority to us. This uncertainty over our spectrum rights has effectively frozen our ability to make decisions regarding our 5G network buildout, has materially adversely impacted our ability to implement and adjust our overall business plan and has required us to re-evaluate the deployment of our resources. In light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for further details. We remain focused on resolving the FCC’s stated concerns. We continue to progress wide-ranging efforts to explore alternative or complementary pathways that could, if successfully implemented, resolve the FCC’s stated concerns in a manner acceptable to us.

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

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“5G VoNR”) to over 223 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Wireless services. We offer competitive consumer plans with no annual service contracts and device financing arrangements for certain qualified subscribers.

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

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We have deployed 5G VoNR covering over 223 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively.

We have committed to the FCC to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further details. Also see Note 1 “Recent Developments” in the Notes to our Condensed Consolidated Financial Statements for additional information.

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

Economic Environment

During 2024 and the first six months of 2025, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities and derivative instruments, the sale of businesses or business assets gains and losses, foreign currency transaction gains and losses, debt extinguishment gains and losses, and equity in earnings and losses of our affiliates.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services.

Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

	For the Three Months Ended
	June 30,		Variance
	2025	2024	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,462,249	$2,676,284	$(214,035)	(8.0)
Wireless	934,631	892,728	41,903	4.7
Broadband and Satellite Services	339,780	394,011	(54,231)	(13.8)
Eliminations	(11,701)	(10,272)	(1,429)	(13.9)
Total revenue	$3,724,959	$3,952,751	$(227,792)	(5.8)

Operating income (loss):
Pay-TV	$595,552	$667,752	$(72,200)	(10.8)
Wireless	(772,948)	(700,302)	(72,646)	(10.4)
Broadband and Satellite Services	(36,738)	(34,586)	(2,152)	(6.2)
Eliminations	726	1,767	(1,041)	(58.9)
Total operating income (loss)	$(213,408)	$(65,369)	$(148,039)	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.725 billion for the three months ended June 30, 2025, a decrease of $228 million or 5.8% compared to the same period in 2024. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and to a lesser extent our Broadband and Satellite Services segment, partially offset by the increase in revenue from our Wireless segment.

Total operating income (loss). Our consolidated operating loss totaled $213 million for the three months ended June 30, 2025, an increase in operating loss of $148 million compared to the same period in 2024. This change primarily resulted from an increase in operating loss from our Wireless segment and to a lesser extent our Broadband and Satellite Services segment and a decrease in operating income from our Pay-TV segment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

	For the Six Months Ended
	June 30,		Variance
	2025	2024	Amount	%

	(In thousands)
Revenue:
Pay-TV	$5,000,976	$5,402,862	$(401,886)	(7.4)
Wireless	1,907,406	1,806,734	100,672	5.6
Broadband and Satellite Services	710,438	776,597	(66,159)	(8.5)
Eliminations	(24,103)	(18,599)	(5,504)	(29.6)
Total revenue	$7,594,717	$7,967,594	$(372,877)	(4.7)

Operating income (loss):
Pay-TV	$1,248,982	$1,337,860	$(88,878)	(6.6)
Wireless	(1,495,250)	(1,345,470)	(149,780)	(11.1)
Broadband and Satellite Services	(55,933)	(74,140)	18,207	24.6
Eliminations	661	1,137	(476)	(41.9)
Total operating income (loss)	$(301,540)	$(80,613)	$(220,927)	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $7.595 billion for the six months ended June 30, 2025, a decrease of $373 million or 4.7% compared to the same period in 2024. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and to a lesser extent our Broadband and Satellite Services segment, partially offset by the increase in revenue from our Wireless segment.

Total operating income (loss). Our consolidated operating loss totaled $302 million for the six months ended June 30, 2025, an increase in operating loss of $221 million compared to the same period in 2024. This change primarily resulted from an increase in operating loss from our Wireless segment and a decrease in operating income from our Pay-TV segment, partially offset by a decrease in operating loss from our Broadband and Satellite Services segment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of June 30, 2025, we had 7.108 million Pay-TV subscribers in the United States, including 5.323 million DISH TV subscribers and 1.785 million SLING TV subscribers.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to: Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, HBO Max, STARZ, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,446,844	$2,658,381	$(211,537)	(8.0)
Equipment sales and other revenue	15,405	17,903	(2,498)	(14.0)
Total revenue	2,462,249	2,676,284	(214,035)	(8.0)

Costs and expenses:
Cost of services	1,548,971	1,638,683	(89,712)	(5.5)
% of Service revenue	63.3%	61.6%
Cost of sales - equipment and other	9,446	17,837	(8,391)	(47.0)
Selling, general and administrative expenses	240,455	266,763	(26,308)	(9.9)
% of Total revenue	9.8%	10.0%
Depreciation and amortization	67,825	85,249	(17,424)	(20.4)
Total costs and expenses	1,866,697	2,008,532	(141,835)	(7.1)

Operating income (loss)	$595,552	$667,752	$(72,200)	(10.8)

Other data:
Pay-TV subscribers, as of period end (in millions)**	7.108	8.074	(0.966)	(12.0)
DISH TV subscribers, as of period end (in millions)	5.323	6.076	(0.753)	(12.4)
SLING TV subscribers, as of period end (in millions)	1.785	1.998	(0.213)	(10.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.261)	(0.104)	(0.157)	*
DISH TV subscriber additions (losses), net (in millions)	(0.152)	(0.182)	0.030	16.5
SLING TV subscriber additions (losses), net (in millions)	(0.109)	0.078	(0.187)	*
Pay-TV ARPU	$111.74	$108.42	$3.32	3.1
DISH TV subscriber additions, gross (in millions)	0.057	0.076	(0.019)	(25.0)
DISH TV churn rate	1.29%	1.39%	(0.10)%	(7.2)
DISH TV SAC	$1,150	$938	$212	22.6
Purchases of property and equipment, net of refunds (1)	$78,580	$54,006	$24,574	45.5
OIBDA	$663,377	$753,001	$(89,624)	(11.9)
*	Percentage is not meaningful.
**

During the second quarter of 2025, we removed approximately 28,000 subscribers from our period end DISH TV subscriber count representing DISH TV subscribers sold during the three months ended June 30, 2025 as part of the sale of our Fiber business. This removal had no material impact on any other reported subscriber metrics, other than our period end DISH TV subscriber count.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended June 30, 2025 and 2024 of $49 million and $36 million, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 152,000 net DISH TV subscribers during the three months ended June 30, 2025 compared to the loss of approximately 182,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 109,000 net SLING TV subscribers during the three months ended June 30, 2025 compared to the addition of approximately 78,000 net SLING TV subscribers during the same period in 2024. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber activations due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended June 30, 2025, we activated approximately 57,000 gross new DISH TV subscribers compared to approximately 76,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 25.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2025 was 1.29% compared to 1.39% for the same period in 2024. Our DISH TV churn rates for the three months ended June 30, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $2.447 billion for the three months ended June 30, 2025, a decrease of $212 million or 8.0% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $111.74 during the three months ended June 30, 2025 versus $108.42 during the same period in 2024. The $3.32 or 3.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024, respectively.

Cost of services. “Cost of services” totaled $1.549 billion during the three months ended June 30, 2025, a decrease of $90 million or 5.5% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 63.3% and 61.6% of “Service revenue” during the three months ended June 30, 2025 and 2024, respectively. This increase primarily related to higher programming costs per subscriber.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $240 million during the three months ended June 30, 2025, a $26 million or 9.9% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations, and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $68 million during the three months ended June 30, 2025, a $17 million or 20.4% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the expiration of our Nimiq 5 finance lease in September 2024.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC. DISH TV SAC was $1,150 during the three months ended June 30, 2025 compared to $938 during the same period in 2024, an increase of $212 or 22.6%. This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended June 30, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $8 million and $6 million, respectively.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$4,971,196	$5,359,560	$(388,364)	(7.2)
Equipment sales and other revenue	29,780	43,302	(13,522)	(31.2)
Total revenue	5,000,976	5,402,862	(401,886)	(7.4)

Costs and expenses:
Cost of services	3,105,607	3,303,128	(197,521)	(6.0)
% of Service revenue	62.5%	61.6%
Cost of sales - equipment and other	19,118	34,829	(15,711)	(45.1)
Selling, general and administrative expenses	483,001	556,394	(73,393)	(13.2)
% of Total revenue	9.7%	10.3%
Depreciation and amortization	144,268	170,651	(26,383)	(15.5)
Total costs and expenses	3,751,994	4,065,002	(313,008)	(7.7)

Operating income (loss)	$1,248,982	$1,337,860	$(88,878)	(6.6)

Other data:
Pay-TV subscribers, as of period end (in millions)**	7.108	8.074	(0.966)	(12.0)
DISH TV subscribers, as of period end (in millions)	5.323	6.076	(0.753)	(12.4)
SLING TV subscribers, as of period end (in millions)	1.785	1.998	(0.213)	(10.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.642)	(0.452)	(0.190)	(42.0)
DISH TV subscriber additions (losses), net (in millions)	(0.335)	(0.395)	0.060	15.2
SLING TV subscriber additions (losses), net (in millions)	(0.307)	(0.057)	(0.250)	*
Pay-TV ARPU	$111.18	$107.89	$3.29	3.0
DISH TV subscriber additions, gross (in millions)	0.103	0.155	(0.052)	(33.5)
DISH TV churn rate	1.33%	1.46%	(0.13)%	(8.9)
DISH TV SAC	$1,150	$997	$153	15.3
Purchases of property and equipment, net of refunds (1)	$140,968	$111,918	$29,050	26.0
OIBDA	$1,393,250	$1,508,511	$(115,261)	(7.6)

*	Percentage is not meaningful.
**

During the second quarter of 2025, we removed approximately 28,000 subscribers from our period end DISH TV subscriber count representing DISH TV subscribers sold during the six months ended June 30, 2025 as part of the sale of our Fiber business. This removal had no material impact on any other reported subscriber metrics, other than our period end DISH TV subscriber count.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the six months ended June 30, 2025 and 2024 of $74 million and $66 million, respectively.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 335,000 net DISH TV subscribers during the six months ended June 30, 2025 compared to the loss of approximately 395,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We lost approximately 307,000 net SLING TV subscribers during the six months ended June 30, 2025 compared to the loss of approximately 57,000 net SLING TV subscribers during the same period in 2024. The increase in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber activations due to our emphasis on acquiring higher quality subscribers and higher SLING TV subscriber disconnects in 2025. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the six months ended June 30, 2025, we activated approximately 103,000 gross new DISH TV subscribers compared to approximately 155,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 33.5%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2025 was 1.33% compared to 1.46% for the same period in 2024. Our DISH TV churn rates for the six months ended June 30, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Service revenue. “Service revenue” totaled $4.971 billion for the six months ended June 30, 2025, a decrease of $388 million or 7.2% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $111.18 during the six months ended June 30, 2025 versus $107.89 during the same period in 2024. The $3.29 or 3.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024, respectively.

Cost of services. “Cost of services” totaled $3.106 billion during the six months ended June 30, 2025, a decrease of $198 million or 6.0% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 62.5% and 61.6% of “Service revenue” during the six months ended June 30, 2025 and 2024, respectively. This increase primarily related to higher programming costs per subscriber.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $483 million during the six months ended June 30, 2025, a $73 million or 13.2% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $144 million during the six months ended June 30, 2025, a $26 million or 15.5% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the expiration of our Nimiq 5 finance lease in September 2024.

DISH TV SAC. DISH TV SAC was $1,150 during the six months ended June 30, 2025 compared to $997 during the same period in 2024, an increase of $153 or 15.3%. This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers. While our marketing expenditures decreased during the six months ended June 30, 2025 compared to the same period in 2024, our gross new DISH TV subscriber activations decreased at a higher rate, resulting in an increase in advertising costs per subscriber.

During the six months ended June 30, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $15 million and $13 million, respectively.

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

Our Wireless segment provides Wireless communication services and products. We currently offer our Wireless services for 5G VoNR to over 223 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands.

We are currently operating primarily as an MVNO as we continue to commercialize and grow customer traffic on our 5G Network. We are transitioning to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices and accessories. We have deployed 5G VoNR covering over 223 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively. As of June 30, 2025, we had 7.357 million Wireless subscribers.

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

ACP Subscribers. Historically, a portion of our Wireless subscriber base and revenue was comprised of subscribers who received benefits under the ACP program. The FCC began taking steps to wind down the ACP program and stopped accepting new applications and enrollments on February 7, 2024. Households enrolled in the ACP program continued to receive the benefit on their service through April 2024. In May 2024, households received a partial benefit and on June 1, 2024 the ACP program funding concluded and households no longer received their benefit. Although we implemented plans to retain and/or migrate these subscribers to lower priced service plans, these subscribers began deactivating in the second and third quarters of 2024. As of December 31, 2024, we had no Wireless ACP subscribers. Generally, ACP subscribers have lower Wireless ARPU than other Wireless subscribers and as a result, any loss of ACP subscribers had a nominal impact on pre-tax net income.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further details. Also see Note 1 “Recent Developments” in the Notes to our Condensed Consolidated Financial Statements for additional information.

We will need to make significant additional investments or partner with others to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we will need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network deployment, which will enhance our ability to compete effectively with other wireless service providers.

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

Additional primary competitors to our Wireless segment include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), Total Wireless (owned by Verizon), Mint Mobile (owned by T-Mobile) and other MVNOs such as Consumer Cellular, Spectrum Mobile and Xfinity Mobile.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$823,722	$785,135	$38,587	4.9
Equipment sales and other revenue	110,909	107,593	3,316	3.1
Total revenue	934,631	892,728	41,903	4.7

Costs and expenses:
Cost of services	801,181	745,504	55,677	7.5
% of Service revenue	97.3%	95.0%
Cost of sales - equipment and other	282,045	312,983	(30,938)	(9.9)
Selling, general and administrative expenses	303,385	228,680	74,705	32.7
% of Total revenue	32.5%	25.6%
Depreciation and amortization	320,968	305,863	15,105	4.9
Total costs and expenses	1,707,579	1,593,030	114,549	7.2

Operating income (loss)	$(772,948)	$(700,302)	$(72,646)	(10.4)

Other data:
Wireless subscribers, as of period end (in millions)	7.357	7.281	0.076	1.0
Wireless subscriber additions, gross (in millions)	0.634	0.606	0.028	4.6
Wireless subscriber additions (losses), net (in millions) **	0.212	(0.016)	0.228	*
Wireless ARPU	$37.40	$35.91	$1.49	4.1
Wireless churn rate	2.69%	2.93%	(0.24)%	(8.2)
Purchases of property and equipment, net of refunds	$171,475	$236,745	$(65,270)	(27.6)
OIBDA	$(451,980)	$(394,439)	$(57,541)	(14.6)
*	Percentage is not meaningful.
**	Includes Government subsidized subscribers.

Wireless subscribers. We added approximately 212,000 net Wireless subscribers during the three months ended June 30, 2025 compared to the loss of approximately 16,000 net Wireless subscribers during the same period in 2024. The change in net Wireless subscribers primarily resulted from higher net Government subsidized subscribers, a lower Wireless churn rate, and higher gross new Wireless subscriber activations compared to the same period in 2024. In addition, the three months ended June 30, 2024 was negatively impacted by net losses of Government subsidized subscribers as a result of the ACP program funding concluding on June 1, 2024. See “Wireless Segment – ACP Subscribers” for further information.

Wireless subscribers, gross. During the three months ended June 30, 2025, we activated approximately 634,000 gross new Wireless subscribers compared to approximately 606,000 gross new Wireless subscribers during the same period in 2024, an increase of 4.6%. This increase in gross new Wireless subscribers primarily resulted from higher marketing expenditures, new subscriber offers and promotions and growth in digital channels. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended June 30, 2025 was 2.69% compared to 2.93% for the same period in 2024. Our Wireless churn rates for the three months ended June 30, 2025 and 2024 were positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $824 million for the three months ended June 30, 2025, an increase of $39 million or 4.9% compared to the same period in 2024. The increase in “Service revenue” compared to the same period in 2024 was primarily related to an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $37.40 during the three months ended June 30, 2025 versus $35.91 during the same period in 2024. The $1.49 or 4.1% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $111 million for the three months ended June 30, 2025, an increase of $3 million or 3.1% compared to the same period in 2024. The increase in “Equipment sales and other revenue” compared to the same period in 2024 was primarily related to an increase in sales of wireless devices with higher revenue per unit, partially offset by a decrease in units shipped. During the three months ended June 30, 2025, we sold a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $801 million for the three months ended June 30, 2025, an increase of $56 million or 7.5% compared to the same period in 2024. The increase in “Cost of services” compared to the same period in 2024 was primarily attributable to an increase in lease expense on communication towers, transport and other related costs for our 5G Network, higher monthly dealer incentive costs due to our emphasis on acquiring higher quality, long-term subscribers and higher other variable costs, partially offset by lower network services costs per subscriber as we grow customer traffic on our 5G Network.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $282 million for the three months ended June 30, 2025, a decrease of $31 million or 9.9% compared to the same period in 2024. The decrease in “Cost of sales – equipment and other” compared to the same period in 2024 primarily resulted from a decrease in units shipped and higher vendor rebates, partially offset by an increase in sales of wireless devices with higher costs per unit. During the three months ended June 30, 2025, we sold a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $303 million during the three months ended June 30, 2025, a $75 million or 32.7% increase compared to the same period in 2024. This increase was primarily driven by higher marketing expenditures and an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $321 million during the three months ended June 30, 2025, a $15 million or 4.9% increase compared to the same period in 2024. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network assets being placed in service during 2024 and 2025. This increase was partially offset by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,633,329	$1,589,401	$43,928	2.8
Equipment sales and other revenue	274,077	217,333	56,744	26.1
Total revenue	1,907,406	1,806,734	100,672	5.6

Costs and expenses:
Cost of services	1,567,381	1,509,612	57,769	3.8
% of Service revenue	96.0%	95.0%
Cost of sales - equipment and other	631,290	602,525	28,765	4.8
Selling, general and administrative expenses	575,779	452,532	123,247	27.2
% of Total revenue	30.2%	25.0%
Depreciation and amortization	628,206	587,535	40,671	6.9
Total costs and expenses	3,402,656	3,152,204	250,452	7.9

Operating income (loss)	$(1,495,250)	$(1,345,470)	$(149,780)	(11.1)

Other data:
Wireless subscribers, as of period end (in millions)	7.357	7.281	0.076	1.0
Wireless subscriber additions, gross (in millions)	1.291	1.186	0.105	8.9
Wireless subscriber additions (losses), net (in millions) **	0.362	(0.097)	0.459	*
Wireless ARPU	$37.64	$36.30	$1.34	3.7
Wireless churn rate	2.75%	2.99%	(0.24)%	(8.0)
Purchases of property and equipment, net of refunds	$335,411	$627,834	$(292,423)	(46.6)
OIBDA	$(867,044)	$(757,935)	$(109,109)	(14.4)
*	Percentage is not meaningful.
**	Includes Government subsidized subscribers.

Wireless subscribers. We added approximately 362,000 net Wireless subscribers during the six months ended June 30, 2025 compared to the loss of approximately 97,000 net Wireless subscribers during the same period in 2024. The change in net Wireless subscribers primarily resulted from higher net Government subsidized subscribers, a lower Wireless churn rate and higher gross new Wireless subscriber activations compared to the same period in 2024. In addition, the six months ended June 30, 2024 was negatively impacted by net losses of Government subsidized subscribers as a result of the ACP program funding concluding on June 1, 2024. See “Wireless Segment – ACP Subscribers” for further information.

Wireless subscribers, gross. During the six months ended June 30, 2025, we activated approximately 1.291 million gross new Wireless subscribers compared to approximately 1.186 million gross new Wireless subscribers during the same period in 2024, an increase of 8.9%. This increase in gross new Wireless subscribers primarily resulted from higher marketing expenditures, new subscriber offers and promotions and growth in digital channels. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the six months ended June 30, 2025 was 2.75% compared to 2.99% for the same period in 2024. Our Wireless churn rates for the six months ended June 30, 2025 and 2024 were positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $1.633 billion for the six months ended June 30, 2025, an increase of $44 million or 2.8% compared to the same period in 2024. The increase in “Service revenue” compared to the same period in 2024 was primarily related to an increase in Wireless ARPU, discussed below, partially offset by a lower average Wireless subscriber base.

Wireless ARPU. Wireless ARPU was $37.64 during the six months ended June 30, 2025 versus $36.30 during the same period in 2024. The $1.34 or 3.7% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $274 million for the six months ended June 30, 2025, an increase of $57 million or 26.1% compared to the same period in 2024. The increase in “Equipment sales and other revenue” compared to the same period in 2024 was primarily related to an increase in sales of wireless devices with higher revenue per unit, partially offset by a decrease in units shipped. During the six months ended June 30, 2025, we sold a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $1.567 billion for the six months ended June 30, 2025, an increase of $58 million or 3.8% compared to the same period in 2024. The increase in “Cost of services” compared to the same period in 2024 was primarily attributable to an increase in lease expense on communication towers, transport and other related costs for our 5G Network, higher monthly dealer incentive costs due to our emphasis on acquiring higher quality, long-term subscribers and higher other variable costs. These increases were partially offset by a lower average Wireless subscriber base and lower network services costs per subscriber as we grow customer traffic on our 5G Network.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $631 million for the six months ended June 30, 2025, an increase of $29 million or 4.8% compared to the same period in 2024. The increase in “Cost of sales – equipment and other” compared to the same period in 2024 primarily resulted from an increase in sales of wireless devices with higher costs per unit, partially offset by a decrease in units shipped and higher vendor rebates. During the six months ended June 30, 2025, we sold a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $576 million during the six months ended June 30, 2025, a $123 million or 27.2% increase compared to the same period in 2024. This increase was primarily driven by higher marketing expenditures and an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $628 million during the six months ended June 30, 2025, a $41 million or 6.9% increase compared to the same period in 2024. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network assets being placed in service during 2024 and 2025. This increase was partially offset by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

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

Backlog

As of June 30, 2025, our Broadband and Satellite Services segment had approximately $1.6 billion of contracted revenue backlog. We define the Broadband and Satellite Services segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$273,441	$302,527	$(29,086)	(9.6)
Equipment sales and other revenue	66,339	91,484	(25,145)	(27.5)
Total revenue	339,780	394,011	(54,231)	(13.8)

Costs and expenses:
Cost of services	115,232	126,250	(11,018)	(8.7)
% of Service revenue	42.1%	41.7%
Cost of sales - equipment and other	63,551	78,409	(14,858)	(18.9)
% of Equipment sales and other revenue	95.8%	85.7%
Selling, general and administrative expenses	93,298	106,960	(13,662)	(12.8)
% of Total revenue	27.5%	27.1%
Depreciation and amortization	104,437	116,978	(12,541)	(10.7)
Total costs and expenses	376,518	428,597	(52,079)	(12.2)

Operating income (loss)	$(36,738)	$(34,586)	$(2,152)	(6.2)

Other data:
Broadband subscribers, as of period end (in millions)	0.819	0.955	(0.136)	(14.2)
Broadband subscriber additions (losses), net (in millions)	(0.034)	(0.023)	(0.011)	(47.8)
Purchases of property and equipment, net of refunds (1)	$43,118	$56,559	$(13,441)	(23.8)
OIBDA	$67,699	$82,392	$(14,693)	(17.8)

*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended June 30, 2025 and 2024 of $13 million and $1 million, respectively.

Broadband subscribers. We lost approximately 34,000 net Broadband subscribers for the three months ended June 30, 2025 compared to the loss of approximately 23,000 net Broadband subscribers during the same period in 2024. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions, partially offset by lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $273 million for the three months ended June 30, 2025, a decrease of $29 million, or 9.6%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $66 million for the three months ended June 30, 2025, a decrease of $25 million, or 27.5%, as compared to 2024. The decrease was primarily attributable to lower hardware sales to our North American and international enterprise customers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $115 million for the three months ended June 30, 2025, a decrease of $11 million, or 8.7%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to our North American and international consumer customers and our North American enterprise customers. Our “Cost of services” represented 42.1% and 41.7% of “Service revenue” during the three months ended June 30, 2025 and 2024, respectively.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $64 million for the three months ended June 30, 2025, a decrease of $15 million, or 18.9%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to our North American and international enterprise customers. Our “Cost of sales – equipment and other” represented 95.8% and 85.7% of “Equipment sales and other revenue” during the three months ended June 30, 2025 and 2024, respectively. The three months ended June 30, 2025 was negatively impacted by a one-time project charge.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $93 million for the three months ended June 30, 2025, a decrease of $14 million, or 12.8%, as compared to 2024. The decrease was primarily attributable to lower bad debt expense and lower marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $104 million for the three months ended June 30, 2025, a decrease of $13 million, or 10.7%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$550,385	$619,647	$(69,262)	(11.2)
Equipment sales and other revenue	160,053	156,950	3,103	2.0
Total revenue	710,438	776,597	(66,159)	(8.5)

Costs and expenses:
Cost of services	228,357	256,430	(28,073)	(10.9)
% of Service revenue	41.5%	41.4%
Cost of sales - equipment and other	145,285	135,043	10,242	7.6
% of Equipment sales and other revenue	90.8%	86.0%
Selling, general and administrative expenses	183,394	223,445	(40,051)	(17.9)
% of Total revenue	25.8%	28.8%
Depreciation and amortization	209,335	235,819	(26,484)	(11.2)
Total costs and expenses	766,371	850,737	(84,366)	(9.9)

Operating income (loss)	$(55,933)	$(74,140)	$18,207	24.6

Other data:
Broadband subscribers, as of period end (in millions)	0.819	0.955	(0.136)	(14.2)
Broadband subscriber additions (losses), net (in millions)	(0.064)	(0.049)	(0.015)	(30.6)
Purchases of property and equipment, net of refunds (1)	$75,221	$127,170	$(51,949)	(40.9)
OIBDA	$153,402	$161,679	$(8,277)	(5.1)

*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the six months ended June 30, 2025 and 2024 of $14 million and $3 million, respectively.

Broadband subscribers. We lost approximately 64,000 net Broadband subscribers for the six months ended June 30, 2025 compared to the loss of approximately 49,000 net Broadband subscribers during the same period in 2024. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions, partially offset by lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $550 million for the six months ended June 30, 2025, a decrease of $69 million, or 11.2%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $160 million for the six months ended June 30, 2025, an increase of $3 million, or 2.0%, as compared to 2024. The increase was primarily attributable to higher hardware sales to our North American enterprise customers, partially offset by a decrease in hardware sales to our international enterprise customers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $228 million for the six months ended June 30, 2025, a decrease of $28 million, or 10.9%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to our North American and international consumer customers and our North American enterprise customers. Our “Cost of services” represented 41.5% and 41.4% of “Service revenue” during the six months ended June 30, 2025 and 2024, respectively.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $145 million for the six months ended June 30, 2025, an increase of $10 million, or 7.6%, as compared to 2024. The increase was primarily attributable to higher costs of equipment to our North American enterprise customers, partially offset by a decrease in equipment costs to our international enterprise customers. Our “Cost of sales – equipment and other” represented 90.8% and 86.0% of “Equipment sales and other revenue” during the six months ended June 30, 2025 and 2024, respectively. The six months ended June 30, 2025 was negatively impacted by a one-time project charge.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $183 million for the six months ended June 30, 2025, a decrease of $40 million, or 17.9%, as compared to 2024. The decrease was primarily attributable to lower bad debt expense and lower marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $209 million for the six months ended June 30, 2025, a decrease of $26 million, or 11.2%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Operating income (loss)	$(213,408)	$(65,369)	$(148,039)	*

Other income (expense):
Interest income	65,369	13,929	51,440	*
Interest expense, net of amounts capitalized	(279,232)	(81,166)	(198,066)	*
Other, net	35,137	(91,498)	126,635	*
Total other income (expense)	(178,726)	(158,735)	(19,991)	(12.6)

Income (loss) before income taxes	(392,134)	(224,104)	(168,030)	(75.0)
Income tax (provision) benefit, net	85,290	16,646	68,644	*
Effective tax rate	21.8%	7.4%
Net income (loss)	(306,844)	(207,458)	(99,386)	(47.9)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(712)	(1,867)	1,155	61.9
Net income (loss) attributable to EchoStar	$(306,132)	$(205,591)	$(100,541)	(48.9)
*	Percentage is not meaningful.

Interest income. “Interest income” totaled $65 million during the three months ended June 30, 2025, an increase of $51 million compared to the same period in 2024. This increase primarily resulted from higher average cash and marketable investment securities balances during the three months ended June 30, 2025.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $279 million during the three months ended June 30, 2025, an increase of $198 million compared to the same period in 2024. This increase primarily resulted from interest expense related to debt issuances in the third and fourth quarters of 2024, partially offset by the redemption of debt that matured in November 2024 and debt tendered for exchange and cancelled in the fourth quarter of 2024. In addition, the three months ended June 30, 2025 was positively impacted by a $43 million increase in capitalized interest compared to the same period in 2024 due to a higher capitalization rate. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $35 million during the three months ended June 30, 2025, compared to expense of $91 million during the same period in 2024. The three months ended June 30, 2025 was positively impacted by a $37 million gain on the sale of our Fiber business, partially offset by $8 million in net losses and impairments on marketable and non-marketable investment securities. The three months ended June 30, 2024 was negatively impacted by a $66 million loss in equity in earnings, including $63 million from our portion of Invidi’s goodwill impairment, and $25 million in net losses and impairments on marketable and non-marketable investment securities. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $85 million during the three months ended June 30, 2025, an increase of $69 million compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the three months ended June 30, 2024 was impacted by federal, state and foreign valuation allowances.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Operating income (loss)	$(301,540)	$(80,613)	$(220,927)	*

Other income (expense):
Interest income	130,898	44,391	86,507	*
Interest expense, net of amounts capitalized	(565,287)	(180,574)	(384,713)	*
Other, net	76,527	(117,608)	194,135	*
Total other income (expense)	(357,862)	(253,791)	(104,071)	(41.0)

Income (loss) before income taxes	(659,402)	(334,404)	(324,998)	(97.2)
Income tax (provision) benefit, net	149,277	18,571	130,706	*
Effective tax rate	22.6%	5.6%
Net income (loss)	(510,125)	(315,833)	(194,292)	(61.5)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,324)	(2,866)	1,542	53.8
Net income (loss) attributable to EchoStar	$(508,801)	$(312,967)	$(195,834)	(62.6)

*	Percentage is not meaningful.

Interest income. “Interest income” totaled $131 million during the six months ended June 30, 2025, an increase of $87 million compared to the same period in 2024. This increase primarily resulted from higher average cash and marketable investment securities balances, partially offset by lower percentage returns earned on our cash and marketable investment securities during the six months ended June 30, 2025.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $565 million during the six months ended June 30, 2025, an increase of $385 million compared to the same period in 2024. This increase primarily resulted from interest expense related to debt issuances in the third and fourth quarters of 2024, partially offset by the redemption of debt that matured in March and November 2024 and debt tendered for exchange and cancelled in the fourth quarter of 2024. In addition, the six months ended June 30, 2025 was positively impacted by a $101 million increase in capitalized interest compared to the same period in 2024 due to a higher capitalization rate. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $77 million during the six months ended June 30, 2025, compared to expense of $118 million during the same period in 2024. The six months ended June 30, 2025 was positively impacted by a $37 million gain on the sale of our Fiber business, $16 million in net gains on marketable and non-marketable investment securities and $11 million of early debt extinguishment gains from the repurchases of our senior secured notes. The six months ended June 30, 2024 was negatively impacted by a $69 million loss in equity in earnings, including $63 million from our portion of Invidi’s goodwill impairment, and $49 million in net losses and impairments on marketable and non-marketable investment securities. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $149 million during the six months ended June 30, 2025, an increase of $131 million compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the six months ended June 30, 2024 was impacted by federal, state and foreign valuation allowances.

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

For the Three Months Ended June 30, 2025	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$595,552	$(772,948)	$(36,738)	$726	$(213,408)
Depreciation and amortization	67,825	320,968	104,437	(175)	493,055
OIBDA	$663,377	$(451,980)	$67,699	$551	$279,647

For the Three Months Ended June 30, 2024

Segment operating income (loss)	$667,752	$(700,302)	$(34,586)	$1,767	$(65,369)
Depreciation and amortization	85,249	305,863	116,978	(565)	507,525
OIBDA	$753,001	$(394,439)	$82,392	$1,202	$442,156

For the Six Months Ended June 30, 2025	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,248,982	$(1,495,250)	$(55,933)	$661	$(301,540)
Depreciation and amortization	144,268	628,206	209,335	(421)	981,388
OIBDA	$1,393,250	$(867,044)	$153,402	$240	$679,848

For the Six Months Ended June 30, 2024

Segment operating income (loss)	$1,337,860	$(1,345,470)	$(74,140)	$1,137	$(80,613)
Depreciation and amortization	170,651	587,535	235,819	(1,080)	992,925
OIBDA	$1,508,511	$(757,935)	$161,679	$57	$912,312

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The changes in OIBDA during the three and six months ended June 30, 2025, compared to the same period in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

The summarized balance sheet information for the combined obligor group of the EchoStar Notes is presented in the table below.

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Current assets	$4,501,051	$6,234,658
Noncurrent assets	17,650,350	17,397,691
Current liabilities	335,512	411,704
Noncurrent liabilities	9,516,165	9,254,862
Due from non-guarantors	1,370,441	1,470,067

The summarized results of operations information for the combined obligor group of the EchoStar Notes is presented in the table below.

For the Six Months Ended
June 30, 2025
(In thousands)
Total revenues	$331
Operating income (loss)	(11,784)
Net income (loss)	(135,884)

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Current Restricted Cash and Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our current restricted cash and cash equivalents and marketable investment securities. As of June 30, 2025, cash, cash equivalents, current restricted cash and cash equivalents, and current marketable investment securities totaled $4.517 billion compared to $5.698 billion as of December 31, 2024, a decrease of $1.181 billion. This decrease in cash, cash equivalents, current restricted cash and cash equivalents and current marketable investment securities primarily resulted from capital expenditures, net of refunds, of $1.125 billion (including capitalized interest related to regulatory authorizations), redemptions of our Term Loan due 2025 of $333 million and repurchases of our 5 1/4% Senior Secured Notes due 2026 of $123 million, partially offset by cash generated from operating activities of $214 million and $150 million in proceeds from the additional issuance of our 10 3/4% Senior Secured Notes due 2029. In addition, during the three months ended March 31, 2025 and June 30, 2025, we had cash interest payments of $236 million and $777 million, respectively, which contributed to the decrease in our cash and cash equivalents.

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2025.

Cash flows from operating activities

For the six months ended June 30, 2025, we reported “Net cash flows from operating activities” of $214 million primarily attributable to $248 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, impairments and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes, and other working capital changes.

Cash flows from investing activities

For the six months ended June 30, 2025, we reported outflows from “Net cash flows from investing activities” of $1.800 billion primarily related to capital expenditures, net of refunds, of $1.125 billion (including capitalized interest related to regulatory authorizations) and $721 million in net purchases of marketable investment securities, partially offset by $47 million in proceeds from the sale of our Fiber business.

Cash flows from financing activities

For the six months ended June 30, 2025, we reported outflows from “Net cash flows from financing activities” of $366 million primarily related to redemptions of our Term Loan due 2025 of $333 million, repurchases of our 5 1/4% Senior Secured Notes due 2026 of $123 million and repayments of long-term debt and finance lease obligations of $46 million, partially offset by and $150 million in proceeds from the additional issuance of our 10 3/4% Senior Secured Notes due 2029.

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

Free cash flow can be significantly impacted from period to period by changes in “Net income (loss)” adjusted to exclude certain non-cash charges, operating assets and liabilities, “Purchases of property and equipment,” net of “Refunds and other receipts of purchases of property and equipment,” and “Capitalized interest related to regulatory authorizations.” These items are shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections on our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber additions (losses), service revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs for DISH TV subscribers, operating efficiencies, increases or decreases in purchases of property and equipment, expenditures related to our 5G Network deployment, cash interest payments and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Net cash flows from operating activities	$214,267	$930,984
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	(1,125,385)	(1,348,729)
Free cash flow	$(911,118)	$(417,745)

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

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network, incur litigation expense, make cash interest payments, participate in FCC wireless spectrum auctions and any cash flow from financing activities. We anticipate operating expenditures for our 5G Network to increase for 2025 as we continue to, among other things, deploy cell sites and communication towers to continue to commercialize our 5G Network. We expect our capital expenditures (excluding capitalized interest) may decrease in the near term. However, as we prepare for our next build-out requirement deadlines, we expect our capital expenditures to increase as we approach these deadlines. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of June 30, 2025, we experienced negative free cash flow. We expect that this trend will continue in 2025 and in future periods. In addition, declines in our subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines for some if not all of our segments will not continue.

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

Obligations and Future Capital Requirements

Contractual Obligations

See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated through raising additional capital. We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to obtain new financing and/or refinance or restructure all or a portion of such obligations prior to maturity. Furthermore, because reaching an acceptable resolution of the FCC inquiries is not assured, we must continue to evaluate the deployment of our resources. In light of this continued uncertainty, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments.

We will need to make significant additional investments to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies and we will need to raise additional capital, depending on, among other things, the rate at which we complete our 5G Network, the potential purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2025 are expected to be driven by the rate of our 5G Network deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network deployment as well as to operate and maintain our DISH TV services. Consequently, we consider certain of them to be non-discretionary.

Our capital expenditures vary depending on, among other things, the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures or economic weakness and uncertainty. Our DISH TV and Broadband subscriber bases have been declining and there can be no assurance that both subscriber bases will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV and Broadband subscriber bases continues to decline, it will have a material adverse long-term effect on our cash flow.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We have and expect to continue to incur expenditures related to our 5G Network deployment, including, but not limited to, capital expenditures associated with our 5G Network deployment and the potential purchase of additional wireless spectrum licenses, including any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. The amount of capital required will also depend on, among other things, our available liquidity, the growth of our Wireless segment and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network deployment, will require us to raise additional capital in the future, which may not be available on favorable terms or at all.

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

Wireless Segment – 5G Network

See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. However, in light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments. Although cured, this could negatively impact our ability to raise capital on favorable terms or at all. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Issuances and Maturity

10 3/4% Senior Secured Notes due 2029

On May 8, 2025, we issued $150 million aggregate principal amount of our 10 3/4% Senior Secured Notes due November 30, 2029. Interest accrues at an annual rate of 10 3/4% and is payable semi-annually in cash, in arrears on May 30 and November 30 of each year, which commenced on May 30, 2025.

Term Loan Due 2025

During the three and six months ended June 30, 2025, we redeemed approximately $166 million and $333 million, respectively, of our Term Loan Due 2025. The remaining balance of approximately $167 million is paid monthly and the final payment is due September 30, 2025. We expect to fund this obligation from our current restricted and unrestricted cash, cash equivalents and marketable investment securities balances on hand and/or projected future cash flows.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

5 1/4% Senior Secured Notes due 2026

During the six months ended June 30, 2025, we repurchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The remaining balance of approximately $627 million matures on August 1, 2026. We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2025. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In response to the uncertainty created by the FCC inquiries, we may take one or more significant actions in order to protect our interest in our Wireless Licenses and other assets, which actions could negatively impact your investment.

In order to protect our interest in our Wireless Licenses and other assets we may take one or more actions that may negatively impact the value of your investment in our securities, including, under certain circumstances, filing for relief under Chapter 11 of the United States Bankruptcy Code, if we determine that such an action is in the best interests of the Company and our stakeholders. Such a decision could be driven by a range of strategic considerations, including, but not limited to, the uncertainty created by the FCC inquiries and effective deployment of capital.

Certain actions that we may take, including a potential voluntary Chapter 11 bankruptcy filing could have material adverse consequences, including, but not limited to: (i) disruption of our relationships with vendors, suppliers, employees and customers; (ii) limitations on our ability to access capital markets or otherwise obtain financing on favorable terms or at all; (iii) limitations on our ability to take advantage of business opportunities; (iv) reputational harm; (v) potential delisting of our securities from trading exchanges; and (vi) significant administrative costs and diversion of management attention. Furthermore, the outcome of any of the actions that we may take, including a filing for relief under Chapter 11, is inherently uncertain and may result in a loss of control by our principal stockholder or a material reduction in the value or change in the relative priority of existing equity or debt securities.

There can be no assurance that any protective actions we may take, including a restructuring or reorganization process, whether pursued in or outside of bankruptcy, would be successful or would not materially adversely affect our business, financial condition, results of operations, liquidity or the market value of our securities.

The FCC’s review of our compliance with network build-out requirements could lead to the loss or impairment of certain of our existing spectrum licenses.

As previously disclosed, on May 9, 2025, the FCC informed us that it had begun a review of our compliance with certain of our federal obligations to provide 5G service in the United States and raising certain questions regarding our September 2024 build-out extension and mobile-satellite service utilization in the 2 GHz band. While we are currently working to address the concerns raised by the FCC in a way that is acceptable to us, there can be no assurance that such a resolution will be reached.

The FCC review has introduced the possibility of reversing prior FCC grants of authority to us. This uncertainty over our spectrum rights has effectively frozen our ability to make decisions regarding our 5G network build-out, has materially adversely impacted our ability to implement and adjust our overall business plan and has required us to re-evaluate the deployment of our resources. In light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments.

If we fail to reach an acceptable resolution with the FCC, one or more of our wireless spectrum licenses could be cancelled or modified and/or our build-out requirements could be accelerated, any of which would have a material adverse effect on our business, results of operations and financial condition. During the pendency of the FCC review, our ability to make decisions with respect to our 5G network build-out and implement our business plans will continue to be materially adversely impacted, the attention of our management will continue to be diverted to this matter, and we will continue to evaluate the deployment of our resources and consider all strategic options.

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

We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

As of the date of this report, we currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our anticipated working capital needs, capital expenditures, interest payments and other contractual obligations over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern and, as a result, a ‘going concern’ disclosure appears in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Among other things, our business and financial condition is negatively impacted by upcoming debt maturities and interest payments which may further constrain available liquidity. In addition, our cash flow from operations is negative and may continue and/or accelerate. If we are unable to improve our operating performance, raise additional capital, negotiate with debt holders or otherwise secure adequate sources of liquidity, we may be unable to achieve our business objectives and may be forced to delay, curtail or forego strategic initiatives.

The presence of a going concern uncertainty may also adversely impact the price of our securities, harm our current, future and potential relationships with suppliers, vendors, customers, employees and creditors, and may limit our ability to access additional financing on acceptable terms or at all. There can be no assurance that management’s plans to mitigate these risks will be successful on a timely basis or at all. If we are unable to secure adequate liquidity on an acceptable timeline or at all, we may not be able to continue as a going concern, which could result in a total loss of your investment. In addition, as our cash and cash equivalents balance declines, the risks described above may continue, increase or accelerate at any time and with or without notice. We cannot guarantee the timing or outcome of any resolution and any resolution we may negotiate may materially adversely impact our business, financial condition and/or operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock Repurchase Program

The following table provides information regarding repurchases of our Class A common stock from April 1, 2025 through June 30, 2025:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
April 1, 2025 - April 30, 2025	—	$—	—	$1,000,000
May 1, 2025 - May 31, 2025	—	$—	—	$1,000,000
June 1, 2025 - June 30, 2025	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000
(1)	On October 25, 2024, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2025. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5. OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibits.

TEST

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

99.1*

Letter to EchoStar regarding review of compliance with its federal obligations to provide 5G service throughout the United States, dated May 9, 2025 (incorporated by reference from Exhibit 99.1 to EchoStar Corporation’s Current Report on Form 8-K filed May 13, 2025).

101◻

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended June 30, 2025 filed on August 1, 2025 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).
☐	Filed herewith.

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

By:	/s/ Hamid Akhavan
Hamid Akhavan
President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH (Principal Financial Officer and Principal Accounting Officer)
Date: August 1, 2025