Form 10-Q
period 2025-09-30
EchoStar CORP
filed 2025-11-06
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025.

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

As of October 30, 2025, the registrant’s outstanding common stock consisted of 156,527,847 shares of Class A common stock and 131,348,468 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

Risks Relating to Pending Transactions

●	The timing and closing of the AT&T Transactions and SpaceX Transactions are not certain, and are subject to certain conditions, some of which we cannot control, which could result in the AT&T Transactions or SpaceX Transactions, respectively, not being completed or being completed later than we expect, which could have a material adverse impact on our expected leverage and available cash-on-hand, as well as costs and revenues, or otherwise reducing the anticipated benefits of the AT&T Transactions and SpaceX Transactions, respectively.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Through the MNSA and the NSA, we depend in part on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us and/or the termination of the MNSA or the NSA (each as defined below) could have a material adverse effect on our business, financial condition and results of operations.

i

●	We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

ii

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We, and certain of our subsidiaries, currently do not have the necessary cash on hand, projected future cash flows, or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our, and certain of our subsidiaries, ability to continue as a going concern.
●	We have substantial debt outstanding and may incur additional debt, and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.
●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	We are controlled by one principal stockholder who is our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

Item 1. FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$2,431,742	$4,305,393
Current restricted cash, cash equivalents and marketable investment securities	169,575	150,898
Marketable investment securities	1,482,828	1,242,036
Trade accounts receivable, net of allowance for credit losses of $91,384 and $82,628, respectively	1,127,101	1,198,731
Inventory	416,068	455,197
Prepaids and other assets	384,301	655,233
Other current assets	20,675	88,255
Total current assets	6,032,290	8,095,743

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	174,352	169,627
Property and equipment, net	3,084,793	9,187,132
Regulatory authorizations, net	34,924,214	39,442,166
Other investments, net	193,272	202,327
Operating lease assets	291,846	3,260,768
Intangible assets, net	62,949	74,939
Other noncurrent assets, net	507,650	505,985
Total noncurrent assets	39,239,076	52,842,944
Total assets	$45,271,366	$60,938,687

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$668,186	$740,984
Deferred revenue and other	652,398	650,940
Accrued programming	1,222,607	1,339,072
Accrued interest	631,933	352,499
Other accrued expenses and liabilities	2,267,668	1,804,516
Current portion of debt, finance lease and other obligations (Note 9)	4,519,619	943,029
Total current liabilities	9,962,411	5,831,040

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 9)	21,791,251	25,660,288
Deferred tax liabilities, net	680,784	4,988,653
Operating lease liabilities	4,266,240	3,211,407
Long-term deferred revenue and other long-term liabilities	1,563,809	1,002,074
Total long-term obligations, net of current portion	28,302,084	34,862,422
Total liabilities	38,264,495	40,693,462

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 158,248,208 and 155,048,676 shares issued, 156,459,188 and 155,048,676 shares outstanding, respectively	159	155
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,849,985	8,768,360
Accumulated other comprehensive income (loss)	(178,779)	(195,711)
Accumulated earnings (deficit)	(1,671,560)	11,618,437
Treasury stock, at cost, 1,789,020 shares	(48,512)	—
Total EchoStar stockholders’ equity (deficit)	6,951,424	20,191,372
Noncontrolling interests	55,447	53,853
Total stockholders’ equity (deficit)	7,006,871	20,245,225
Total liabilities and stockholders’ equity (deficit)	$45,271,366	$60,938,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$3,427,947	$3,671,674	$10,574,210	$11,233,429
Equipment sales and other revenue	186,311	219,310	634,765	625,149
Total revenue	3,614,258	3,890,984	11,208,975	11,858,578

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,370,363	2,538,149	7,264,192	7,602,809
Cost of sales - equipment and other	391,524	393,024	1,185,219	1,164,200
Selling, general and administrative expenses	621,487	643,144	1,848,832	1,862,590
Depreciation and amortization	391,291	477,434	1,372,679	1,470,359
Impairments and other (Note 1)	16,481,468	—	16,481,468	—
Total costs and expenses	20,256,133	4,051,751	28,152,390	12,099,958

Operating income (loss)	(16,641,875)	(160,767)	(16,943,415)	(241,380)

Other Income (Expense):
Interest income	53,187	11,200	184,085	55,591
Interest expense, net of amounts capitalized (Note 2)	(377,072)	(81,503)	(942,359)	(262,077)
Other, net (Note 5)	28,953	52,107	105,480	(65,501)
Total other income (expense)	(294,932)	(18,196)	(652,794)	(271,987)

Income (loss) before income taxes	(16,936,807)	(178,963)	(17,596,209)	(513,367)
Income tax (provision) benefit, net	4,155,459	35,162	4,304,736	53,733
Net income (loss)	(12,781,348)	(143,801)	(13,291,473)	(459,634)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(152)	(1,989)	(1,476)	(4,855)
Net income (loss) attributable to EchoStar	$(12,781,196)	$(141,812)	$(13,289,997)	$(454,779)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	288,051	271,736	287,362	271,616
Diluted	288,051	271,736	287,362	271,616

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(44.37)	$(0.52)	$(46.25)	$(1.67)
Diluted net income (loss) per share attributable to EchoStar	$(44.37)	$(0.52)	$(46.25)	$(1.67)

Comprehensive Income (Loss):
Net income (loss)	$(12,781,348)	$(143,801)	$(13,291,473)	$(459,634)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,902	1,686	19,387	(21,600)
Unrealized holding gains (losses) on available-for-sale debt securities	1,330	66	48	1,497
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(13)	(15)	1,115	(1,542)
Deferred income tax (expense) benefit, net	(706)	76	(548)	47
Total other comprehensive income (loss), net of tax	4,513	1,813	20,002	(21,598)
Comprehensive income (loss)	(12,776,835)	(141,988)	(13,271,471)	(481,232)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(41)	(1,538)	1,594	(8,745)
Comprehensive income (loss) attributable to EchoStar	$(12,776,794)	$(140,450)	$(13,273,065)	$(472,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$271	$8,301,979	$(160,056)	$11,737,983	$69,733	$19,949,910	$438,382
Issuance of Class A common stock	—	(160)	—	—	—	(160)	—
Non-cash, stock-based compensation	—	9,058	—	—	—	9,058	—
Other comprehensive income (loss)	—	—	(4,548)	—	(1,119)	(5,667)	—
Purchase of SNR Management's ownership interest in SNR HoldCo	—	—	—	—	—	—	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(4,615)	(4,615)	3,616
Net income (loss) attributable to EchoStar	—	—	—	(107,376)	—	(107,376)	—
Balance, March 31, 2024	$271	$8,310,877	$(164,604)	$11,630,607	$63,999	$19,841,150	$—
Issuance of Class A common stock	—	1,992	—	—	—	1,992	—
Sale of Assets to CONX, net of deferred taxes	—	3,376	—	—	—	3,376	—
Non-cash, stock-based compensation	—	10,635	—	—	—	10,635	—
Other comprehensive income (loss)	—	—	(14,522)	—	(3,222)	(17,744)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,867)	(1,867)	—
Net income (loss) attributable to EchoStar	—	—	—	(205,591)	—	(205,591)	—
Balance, June 30, 2024	$271	$8,326,880	$(179,126)	$11,425,016	$58,910	$19,631,951	$—
Issuance of Class A common stock	—	2,515	—	—	—	2,515	—
Non-cash, stock-based compensation	—	8,605	—	—	—	8,605	—
Other comprehensive income (loss)	—	—	1,362	—	451	1,813	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,989)	(1,989)	—
Net income (loss) attributable to EchoStar	—	—	—	(141,812)	—	(141,812)	—
Other	—	(789)	—	—	—	(789)
Balance, September 30, 2024	$271	$8,337,211	$(177,764)	$11,283,204	$57,372	$19,500,294	$—

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interests	Total
Balance, December 31, 2024	$286	$8,768,360	$(195,711)	$11,618,437	$—	$53,853	$20,245,225
Issuance of Class A common stock	—	2,534	—	—	—	—	2,534
Non-cash, stock-based compensation	—	7,609	—	—	—	—	7,609
Other comprehensive income (loss)	—	—	7,846	—	—	1,802	9,648
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(612)	(612)
Net income (loss) attributable to EchoStar	—	—	—	(202,669)	—	—	(202,669)
Other	—	955	—	—	—	—	955
Balance, March 31, 2025	$286	$8,779,458	$(187,865)	$11,415,768	$—	$55,043	$20,062,690
Issuance of Class A common stock	1	21,292	—	—	—	—	21,293
Non-cash, stock-based compensation	—	8,514	—	—	—	—	8,514
Other comprehensive income (loss)	—	—	4,684	—	—	1,157	5,841
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(712)	(712)
Net income (loss) attributable to EchoStar	—	—	—	(306,132)	—	—	(306,132)
Balance, June 30, 2025	$287	$8,809,264	$(183,181)	$11,109,636	$—	$55,488	$19,791,494
Issuance of Class A common stock	3	28,850	—	—	—	—	28,853
Class A common stock repurchases, at cost	—	—	—	—	(48,512)	—	(48,512)
Non-cash, stock-based compensation	—	11,871	—	—	—	—	11,871
Other comprehensive income (loss)	—	—	4,402	—	—	111	4,513
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(152)	(152)
Net income (loss) attributable to EchoStar	—	—	—	(12,781,196)	—	—	(12,781,196)
Balance, September 30, 2025	$290	$8,849,985	$(178,779)	$(1,671,560)	$(48,512)	$55,447	$7,006,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(13,291,473)	$(459,634)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,372,679	1,470,359
Impairments and other (Note 1)	16,481,468	—
Realized and unrealized losses (gains) and impairments on investments and other	(28,884)	41,929
Asset sales and other (gains) losses	(59,474)	(50,418)
Non-cash, stock-based compensation	27,994	28,298
Interest expense paid in kind on long-term debt	95,120	—
Deferred tax expense (benefit)	(4,328,557)	(85,300)
Changes in allowance for credit losses	8,756	8,037
Change in long-term deferred revenue and other long-term liabilities	36,677	15,996
Other, net	32,073	131,029
Changes in operating assets and operating liabilities, net	(20,431)	106,848
Net cash flows from operating activities	325,948	1,207,144

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,767,979)	(29,166)
Sales and maturities of marketable investment securities	2,549,229	563,421
Purchases of property and equipment (Note 7)	(807,632)	(1,200,606)
Capitalized interest related to regulatory authorizations (Note 2)	(676,311)	(642,989)
Purchases of regulatory authorizations, including deposits	—	(1,104)
Sale of assets to CONX	—	26,719
Liberty Puerto Rico asset sale	—	95,435
Sale of Fiber business	47,207	—
Other, net	5,444	10,892
Net cash flows from investing activities	(1,650,042)	(1,177,398)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(60,032)	(101,197)
Redemption and repurchases of term loans, convertible and senior notes	(622,716)	(951,170)
Proceeds from issuance of convertible and senior notes	150,000	—
Debt issuance costs and debt (discount) premium	(946)	—
Proceeds from New DISH DBS Financing	—	2,500,000
Debt issuance costs and debt (discount) premium from New DISH DBS Financing	—	(136,208)
Early debt extinguishment gains (losses) of convertible and senior notes	11,465	—
Class A common stock repurchases	(48,512)	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	35,846	4,347
Purchase of SNR Management's ownership interest in SNR HoldCo	—	(441,998)
Other, net	(27,977)	(4,185)
Net cash flows from financing activities	(562,872)	869,589

Effect of exchange rates on cash and cash equivalents	2,991	(3,458)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(1,883,975)	895,877
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	4,593,804	1,911,601
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$2,709,829	$2,807,478

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

Recent Developments

FCC Review

In the third quarter of 2025, we resolved the previously disclosed review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with its build-out milestones and other obligations regarding EchoStar’s federal spectrum licenses. We had previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of our compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). We responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

During the second quarter and the beginning of the third quarter of 2025, the potential ramifications of the FCC review to our business required us to, among other things, reevaluate the deployment of our resources and as a result, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods. See Note 9 for further information.

The FCC review introduced the possibility of reversing prior FCC grants of authority to us. The FCC made it clear that it viewed our spectrum as being underutilized and deemed our continued ownership of such spectrum licenses inconsistent with the public interest, and that we must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of our control, we entered into the AT&T Transactions and SpaceX Transactions, as defined below, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business, as defined in “Segments-Wireless” below. Furthermore, we believe the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of our 5G Network-related contracts.

On September 8, 2025, we received a follow-up letter from the FCC (the “September 8 Letter”). The September 8 Letter states, among other things, that FCC Chairman Carr has “asked FCC staff to bring the agency’s investigation to conclusion” by directing FCC staff to: “(1) dismiss VTel Wireless’s petition for reconsideration; (2) confirm that EchoStar holds exclusive terrestrial and MSS rights over the AWS-4 spectrum to which it is currently licensed; and (3) find that relevant FCC buildout and other related obligations have been satisfied by EchoStar in view of the company’s current FCC milestones.”

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

AT&T License Purchase Agreement

On August 25, 2025, we and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”).

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, we have agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses, including licenses exchanged as part of the Omega License Purchase Agreement, as defined and detailed in Note 10, (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for an aggregate purchase price of $22.650 billion in cash, subject to certain potential adjustments (the “Closing Purchase Price”). The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

The Closing Purchase Price is subject to downward adjustment in the event certain 3.45 GHz and 600 MHz Licenses are ultimately excluded by either us or AT&T under certain circumstances. We are not obligated to consummate the AT&T Transactions if the Closing Purchase Price, after giving effect to the aggregate amount of any such adjustments, is less than $18.6 billion (the “Minimum Purchase Price”). However, if the aggregate amount of such reductions would otherwise reduce the Closing Purchase Price below the Minimum Purchase Price, AT&T may elect to pay the Minimum Purchase Price at closing, in which case this condition will be deemed satisfied.

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between DISH DBS as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the DISH 2021 Intercompany Loan (the “DISH 2021 Intercompany Loan Payoff”). The DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to DISH DBS as of September 30, 2025 for the DISH 2021 Intercompany Loan 2028 Tranche. The DISH 2021 Intercompany Loan is secured by the 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 9 for definitions and further information.

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of September 30, 2025, the aggregate principal amount outstanding of our 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

The AT&T Transactions are subject to a number of terms and conditions set forth in the AT&T License Purchase Agreement. The completion of the AT&T Transactions are subject to the satisfaction or waiver of customary closing conditions, including, but not limited to, certain government approvals, including, among other things, receipt of certain consents and approvals from the FCC and the United States Department of Justice (the “DOJ”). The AT&T License Purchase Agreement also provides for specified termination rights by each party in certain circumstances. The closing is expected to occur in the first half of 2026.

The description of the AT&T License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Amendments to the Network Services Agreement

Simultaneously with the execution of the AT&T License Purchase Agreement, DISH Wireless L.L.C., our subsidiary and AT&T Mobility LLC, a subsidiary of AT&T, entered into the Fifth Amendment (the “Fifth Amendment”) and the Sixth Amendment (the “Sixth Amendment”) to the Network Services Agreement dated as of July 14, 2021 by and among DISH Wireless L.L.C. and AT&T Mobility LLC (as amended, the “NSA”). The term of the Fifth Amendment is scheduled to begin on January 1, 2026 and extends certain terms and conditions under the NSA that were previously available only through the end of 2025.

The Sixth Amendment sets forth new terms including reduced rates if we meet certain minimum data thresholds while transitioning to a Hybrid MNO. Under a Hybrid MNO we operate certain portions of the network infrastructure such as the network core and billing and provisioning software, while our network partner, AT&T, provides certain elements including base stations, radios, radio access network (RAN) software and spectrum frequencies. We plan to transition to a Hybrid MNO and trigger the Sixth Amendment rates as early as the fourth quarter of 2025 and AT&T has agreed to provide these services to us through December 31, 2031. We are not obligated to transition to a Hybrid MNO or meet the specified data thresholds, but will not be entitled to the terms of the Sixth Amendment unless we have met such thresholds. In the fourth quarter of 2025, we gave notice to AT&T that we expect to meet such thresholds and intend to trigger the Sixth Amendment and as such, we have commenced the transition to a Hybrid MNO.

During the term of the Sixth Amendment, we have the option to extend the Sixth Amendment up to two times for additional extension terms of 2-years each, until either December 31, 2033 or December 31, 2035 (each an “Extension Term”). The Fifth and Sixth amendments, in addition to any Extension Term we exercise, also contain certain minimum purchase commitments.

SpaceX License Purchase Agreement

On September 7, 2025, we, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “SpaceX Transactions”).

Pursuant to the terms and subject to the conditions set forth in the SpaceX License Purchase Agreement, we agreed to sell to SpaceX our rights and licenses related to an aggregate of 50 MHz of spectrum in frequency ranges 2000–2020, 2180–2200, 1915–1920 and 1995– 2000 (the “AWS-4 and H-Block Licenses” and such spectrum, “the Spectrum”) granted by the FCC, together with certain international authorizations, filings, concessions, licenses, rights and priorities related to that spectrum and certain assets associated therewith (collectively, the “Foreign Assets”).

The transfer of the AWS-4 and H-Block Licenses will occur in two steps: first, the AWS-4 and H-Block Licenses will be transferred by us to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets will be transferred directly to SpaceX at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The consideration for the SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on the 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and the 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of the 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of September 30, 2025, the aggregate principal amount outstanding of the Seller Notes was $9.826 billion and is secured by the AWS-4 and AWS-3 Licenses.

The Spectrum Acquisition Closing is expected to occur on or about November 30, 2027, following the expiration of the make-whole period for the Seller Notes and the date on which the Convertible Notes due 2030 become eligible for redemption. If SpaceX elects to proceed with the Spectrum Acquisition Closing prior to November 30, 2027, SpaceX will be responsible for any additional amounts required to satisfy the Seller Notes, other than additional amounts payable as a result of a default under the Seller Notes.

Additionally, in connection with the SpaceX License Purchase Agreement and the SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between us and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, we have the ability to enforce the parties obligations under the Agreement.

The SpaceX Transactions are subject to a number of terms and conditions set forth in the SpaceX License Purchase Agreement. The completion of the SpaceX Transactions are subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of certain consents and approvals from the FCC and DOJ. The SpaceX License Purchase Agreement also provides for specified termination rights.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable us to offer our Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by us to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing HughesNet customers and new Starlink customers to SpaceX.

The description of the SpaceX License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $3.915 billion as of September 30, 2025 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of September 30, 2025, we have $2.0 billion of debt maturing in July 2026 and $1.377 billion of debt maturing in August 2026. In addition, the re-auction of certain AWS-3 licenses previously awarded to Northstar Wireless and SNR Wireless has been designated as Auction 113 and the FCC is required to initiate Auction 113 by June 23, 2026. We cannot predict with any degree of certainty the outcome of Auction 113, however, we may be required to make a maximum payment up to approximately $2.921 billion for the Northstar Re-Auction Payment and SNR Re-Auction Payment. See Note 10 for definitions and further information.

As detailed above, upon the closing of the AT&T Transactions, subject to certain conditions and adjustments, we will receive $22.650 billion in cash and upon the closing of the SpaceX Transactions, subject to certain conditions, we will receive $19 billion in consideration which includes $17 billion in a combination of cash and the Equity Amount (as defined above in “SpaceX Transactions”), and payments for the Interim Debt Service of $2 billion. These transactions also contemplate the repayment of certain of our debt as described above in “AT&T Transactions” and “SpaceX Transactions.” However, until the closing of these transactions, which are subject to receipt of government approvals and other customary conditions, funding is not deemed committed and because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

We cannot provide assurances that the AT&T Transactions and SpaceX Transactions will be approved and consummated on the predicted timeline or at all.

The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Impairments and Other

Impairment of Indefinite-Lived Intangible Assets

We do not amortize indefinite-lived intangible assets, primarily consisting of FCC licenses, but test these assets for impairment annually, during the fourth quarter or more often if indicators of impairment arise. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test.

Management has the option to perform a qualitative assessment or go directly to a quantitative assessment that utilizes the market approach or the income approach to determine whether it is more likely than not that the fair value of these licenses exceeds the carrying amount. The market approach assesses the value of our spectrum using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, such as acquisitions of spectrum or of businesses for which spectrum values can reliably be inferred.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in the performance of an impairment assessment of our Wireless segment spectrum licenses and certain international licenses. Historically, we determined that substantially all of our spectrum assets were acquired to construct a single asset and as such were treated as one unit of accounting for impairment testing. However, as certain bands of our Wireless segment spectrum licenses are being or could be sold independent of our other holdings, each band of spectrum licenses (each a “Spectrum Asset”) is now considered a separate unit of accounting. Accordingly, the carrying value of each Spectrum Asset, which consists of the original purchase price plus capitalized interest, was tested for impairment individually.

As of September 30, 2025, management performed a quantitative assessment to determine whether the fair value of each Spectrum Asset exceeded its respective carrying amount. The quantitative assessment consisted of a market approach performed by a third-party and reviewed by management using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, either acquisitions of spectrum or of businesses for which spectrum values can be reliably inferred. Through this assessment, we concluded that the fair value was less than the carrying amount, which is inclusive of cumulative capitalized interest. This conclusion was made in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q. As a result, we partially impaired certain Spectrum Assets related to our Wireless segment, and certain international licenses related to our Broadband and Satellite Services segment, resulting in non-cash impairment charges in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). None of the Spectrum Assets included in the AT&T Transactions and SpaceX Transactions were impaired based on their respective sale price.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset may not be recoverable if the carrying amount of the asset (or asset group) exceeds its undiscounted future net cash flows. When an asset fails the recoverability test, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. In the event of an impairment, a loss is recorded in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, is determined by estimating the amount that a market participant would receive when selling the asset.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in our review for impairment of the capitalized costs of our right of use (“ROU”) lease assets associated with the 5G Network, 5G Network equipment and other assets such as software and capitalized asset retirement costs, that will not be utilized in our Hybrid MNO business and certain international assets, as an asset or asset group. Management determined based on our undiscounted future net cash flows that the carrying amount of certain assets, individually or as part of an asset group were not recoverable. This conclusion was made in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q. Management then determined the fair value of certain assets or asset groups using the market approach. Due to the specialized use and company specific nature of each asset or asset group, management determined the fair values to be nominal, resulting in non-cash impairment charges in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

“Impairments and other” recorded on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three and nine months ended September 30, 2025 consisted of the following:

	For the Three and Nine Months Ended
	September 30, 2025
	Wireless	Broadband and Satellite Services	Total

	(In thousands)
Prepaids and other (1)	$391,431	$541	$391,972
Regulatory authorizations	5,359,211	50,306	5,409,517
Property and equipment, net	5,487,286	194,940	5,682,226
Operating lease assets (1)	4,191,133	—	4,191,133
Exit and disposal costs (2)	770,283	36,337	806,620
Impairments and other	$16,199,344	$282,124	$16,481,468
(1)	The developments discussed above resulted in, among other things, our review of communication tower lease obligations related to our 5G Network, through which we determined we will no longer take on any new communication tower leases, including those under our take or pay arrangements with certain vendors. Consequently, all future cash flows associated with certain communication tower leases not previously commenced under the take or pay arrangements were attributed to existing leases and certain lease liabilities were remeasured and we recorded $1.284 billion as an ROU asset and liability on our Condensed Consolidated Balance Sheets as of September 30, 2025, and the ROU assets associated with such remeasured leases were impaired in the same period. As a result, a one-time charge for variable lease payment expense resulting from this remeasurement event of $457 million, which is included in “Prepaids and other,” and “Operating lease assets” related to our 5G Network was recorded in "Impairments and other" on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)	Exit and disposal costs include, among other things, one-time employee termination benefits, costs to terminate contracts that are not a lease and other exit and disposal costs.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table presents the activity relating to our exit and disposal costs, included in “Other accrued expenses and liabilities” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets:

	One-Time Employee Termination Benefits	Contract Termination Costs	Total

	(In thousands)
Balance, July 1, 2025	$—	$—	$—
Costs incurred and charged to expense	14,192	792,428	806,620
Costs paid or settled	(4,234)	(6,489)	(10,723)
Other adjustments (1)	—	48,402	48,402
Accretion	—	4,475	4,475
Balance, September 30, 2025	$9,958	$838,816	$848,774
(1)	Primarily includes amounts for contracts previously accrued that are included in our exit and disposal costs as a result of the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model, discussed above.

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

The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of September 30, 2025, we had 7.166 million Pay-TV subscribers in the United States, including 5.171 million DISH TV subscribers and 1.995 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of September 30, 2025, we had 7.520 million Wireless subscribers.

We have terminated our deployment of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”), after meeting certain interim and final build-out requirements established by the FCC. We had commenced our transition to a mobile network operator (“MNO”) as our 5G Network became commercially available and we grew our customer base on our 5G Network.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model, as defined below. We are currently operating primarily as a mobile virtual network operator (“MVNO”). Within our MVNO operations, today we depend in part on either T-Mobile or AT&T to provide us with network services under the amended Master Network Services Agreement (as amended, the “MNSA”) and Network Services Agreement (as amended, the “NSA”), respectively. In light of the AT&T Transactions, we are transitioning to a hybrid MNO business model under which we will continue to operate our 5G Network core and utilize AT&T’s network services (“Hybrid MNO”). We are actively migrating customer traffic from our 5G Network to AT&T’s network as we transition to a Hybrid MNO.

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 for further information. A significant number of these licenses are included in the AT&T Transactions and SpaceX Transactions announced during the third quarter of 2025 as detailed above in “Recent Developments.”

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 10 for definitions and further information. Also see above “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

We may need to raise additional capital in the future if the AT&T Transactions and SpaceX Transactions are not completed, which may not be available on favorable terms or at all, to, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. See Note 10 for definitions and further information.

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

We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. As of September 30, 2025, we had 783,000 Broadband subscribers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments including embedded derivatives, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations or as part of an asset acquisition, fair value of exit or disposal cost obligations, timing and amount of asset retirement obligations, inputs or outputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, estimates of the timing of future cash flows used to pay principal on certain debt obligations, estimated credit risk underlying installment receivables, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses, subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

While we were commercializing our 5G Network, the interest expense was being capitalized based on the carrying amount of the 5G Network qualifying assets and the capitalization rate applied to those assets. As the qualifying assets, including markets within certain bands of wireless spectrum licenses, were placed into service with the deployment of our 5G Network, we no longer capitalized interest on those assets. As a result of the termination of the deployment of our 5G Network, we no longer have 5G Network activities that qualify for capitalization and as such ceased capitalizing interest on the 5G Network qualifying assets at the end of August 2025.

Capitalized interest totaled $211 million and $269 million for the three months ended September 30, 2025 and 2024, respectively, and $837 million and $794 million for the nine months ended September 30, 2025 and 2024, respectively, which reduced “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2025, substantially all capitalized interest has ceased, except for capitalized interest on our satellites under construction.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

As of September 30, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing, exit or disposal cost obligations and the assignment of purchase consideration to assets in a non-cash exchange of assets and for assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 5 for the fair value of our marketable investment securities and derivative instruments.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $202 million and $210 million for the three months ended September 30, 2025 and 2024, respectively. Advertising expenses totaled $628 million and $538 million for the nine months ended September 30, 2025 and 2024, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales–equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $19 million and $20 million for the three months ended September 30, 2025 and 2024, respectively. Research and development costs totaled $53 million and $74 million for the nine months ended September 30, 2025 and 2024, respectively.

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740):

Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard is effective for fiscal years beginning after December 15, 2024. We will adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and the adoption of the standard will impact certain of our income tax disclosures.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Financial Instruments – Credit Losses. On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which allows entities to elect a practical expedient to assume current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from transactions under Topic 606 on revenue from contracts with customers. This standard is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. We plan to adopt the standard in our 2025 annual financial statements, and we expect the adoption of the standard will have an immaterial impact on our allowance for credit losses.

Intangibles – Goodwill and Other – Internal-Use Software. On September 18, 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes the references to the sequential software development stages from the guidance in Subtopic 350-40. Upon the adoption of ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2025-06 will have on our condensed consolidated financial statements and related disclosures.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
Net income (loss)	$(12,781,348)	$(143,801)	$(13,291,473)	$(459,634)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(152)	(1,989)	(1,476)	(4,855)
Net income (loss) attributable to EchoStar - Basic	(12,781,196)	(141,812)	(13,289,997)	(454,779)
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to EchoStar - Diluted	$(12,781,196)	$(141,812)	$(13,289,997)	$(454,779)

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	288,051	271,736	287,362	271,616
Dilutive impact of Convertible Notes (1)	—	—	—	-
Dilutive impact of stock awards outstanding (1)	—	—	—	—
Diluted	288,051	271,736	287,362	271,616

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(44.37)	$(0.52)	$(46.25)	$(1.67)
Diluted net income (loss) per share attributable to EchoStar	$(44.37)	$(0.52)	$(46.25)	$(1.67)
(1)	For the three and nine months ended September 30, 2025 and 2024, the interest on dilutive Convertible Notes and the dilutive impact of weighted-average shares of Class A common stock were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period. As of September 30, 2025 and 2024, our Convertible Notes may be converted into 59 million shares and 33 million shares, respectively.
(2)	On November 12, 2024, we issued and sold 14.265 million shares of our Class A Common Stock to certain PIPE investors.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Certain stock awards to acquire our Class A common stock are not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive. In addition, vesting of performance/market based options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) are both contingent upon meeting certain goals, some of which are not yet probable of being achieved. Furthermore, the warrants that we issued to certain option counterparties in connection with the Convertible Notes due 2026 are only exercisable at their expiration if the market price per share of our Class A common stock is greater than the strike price of the warrants, which strike prices range between approximately $185.75 to $245.33 per share, subject to certain adjustments. As a consequence, the following are not included in the diluted EPS calculation.

	As of September 30,
	2025	2024

	(In thousands)
Anti-dilutive stock awards	1,911	7,195
Performance/market based options	4,225	4,418
Common stock warrants	16,151	16,151
Total	22,287	27,764

4.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Cash paid for interest (including capitalized interest)	$1,229,524	$895,504
Interest paid in kind on long-term debt (1)	125,559	—
Cash paid for income taxes, net of (refunds)	27,954	(17,679)
Total capitalized interest (2)	837,140	793,532
Employee benefits paid in Class A common stock	16,834	—
Accrued capital expenditures	123,486	114,413
Remeasured right of use asset and liability (3)	1,283,916	—
Asset retirement obligation (4)	85,681	14,010
(1)	See Note 9 for further information.
(2)	See Note 2 for further information.
(3)	See Note 8 for further information.
(4)	See Note 7 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$51	$51
Strategic - trading/equity	52,472	26,454
Other	1,430,305	1,215,531
Total current marketable investment securities	1,482,828	1,242,036
Restricted marketable investment securities (1)	65,840	32,114
Total marketable investment securities	1,548,668	1,274,150

Restricted cash and cash equivalents (1)	278,087	288,411

Other investments, net:
Equity method investments	83,357	83,423
Other investments	109,915	118,904
Total other investments, net	193,272	202,327

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$2,020,027	$1,764,888
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of September 30, 2025, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2025 and December 31, 2024, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of September 30, 2025 and December 31, 2024, we had $170 million and $151 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets that primarily consists of amounts required as collateral for our letters of credit and funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements which collateralizes certain debt obligations.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$530,208	$—	$—	$530,208	$594,654	$—	$—	$594,654
Cash equivalents	243,819	1,935,802	—	2,179,621	255,118	3,744,032	—	3,999,150
Total	$774,027	$1,935,802	$—	$2,709,829	$849,772	$3,744,032	$—	$4,593,804

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$8,163	$—	$—	$8,163
Commercial paper	—	503,343	—	503,343	—	596,568	—	596,568
Corporate securities	—	976,181	—	976,181	—	629,115	—	629,115
Other	—	16,621	51	16,672	—	13,799	51	13,850
Equity securities	52,472	—	—	52,472	26,454	—	—	26,454
Total	$52,472	$1,496,145	$51	$1,548,668	$34,617	$1,239,482	$51	$1,274,150

As of September 30, 2025, restricted and non-restricted marketable investment securities included debt securities of $761 million with contractual maturities within one year and $735 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2025	2024	2025	2024

	(In thousands)
Realized and unrealized gains (losses) and impairments on investments and other	$1,494	$7,383	$17,419	$(41,929)
Gains (losses) related to early redemption of debt	—	—	11,465	—
Foreign currency transaction gains (losses)	4,085	847	9,763	(2,482)
Equity in earnings (losses) of affiliates	726	(5,276)	4,909	(74,459)
Asset sales and other gains (losses) (1)	22,033	50,418	59,474	50,418
Other	615	(1,265)	2,450	2,951
Total	$28,953	$52,107	$105,480	$(65,501)
(1)	Asset sales and other assets gains (losses) includes, among other things, gains and (losses) related to the Omega Transaction and sale of the Fiber business during 2025 and the Liberty Puerto Rico asset sale during 2024.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6.	Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Finished goods	$302,382	$353,401
Work-in-process and service repairs	68,935	58,028
Consignment	6,913	10,110
Raw materials	37,838	33,658
Total inventory	$416,068	$455,197
7.
8.

7.	Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers	2	-	5	$1,699,486	$1,784,801
Satellites (1)	5	-	15	3,435,260	3,872,664
Satellites acquired under finance lease agreements		15		358,754	344,972
Furniture, fixtures, equipment and other	1	-	20	1,602,421	1,686,992
5G Network equipment/Hybrid MNO (1)(2)	3	-	15	89,633	5,382,706
Software and computer equipment (1)	1	-	8	1,625,774	2,216,007
Buildings and improvements	1	-	40	515,635	513,419
Land		-		42,985	42,842
Construction in progress (1)		-		484,256	1,570,275
Total property and equipment				9,854,204	17,414,678
Accumulated depreciation				(6,769,411)	(8,227,546)
Property and equipment, net (3)				$3,084,793	$9,187,132
(1)	This change primarily resulted from the non-cash impairment of long-lived assets. See Note 1 for further information.
(2)	Historically, includes 5G Network assets acquired under finance lease agreements.
(3)	As of September 30, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Equipment leased to customers	$56,221	$83,778	$177,243	$214,723
Satellites	55,829	74,464	186,092	225,365
Buildings, furniture, fixtures, equipment and other	24,106	20,685	85,377	96,105
5G Network equipment/Hybrid MNO	159,115	187,281	584,029	533,575
Software and computer equipment	82,517	94,193	298,677	278,746
Intangible assets and other amortization expense	13,503	17,033	41,261	121,845
Total depreciation and amortization	$391,291	$477,434	$1,372,679	$1,470,359

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

Activity relating to our asset retirement obligations, included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$347,720	$300,475	$327,031	$278,287
Liabilities incurred	337	5,051	5,222	14,010
Accretion expense	9,115	7,114	24,919	20,343
Remeasurement of estimate	80,459	—	80,459	—
Balance, end of period	$437,631	$312,640	$437,631	$312,640

During the third quarter of 2025, our asset retirement obligations were revised as the timing associated with the obligations to remediate leased property on our communication towers was accelerated.

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were impaired as of September 30, 2025, resulting in a net book value of zero and $216 million as of September 30, 2025 and December 31, 2024, respectively. See Note 1 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Satellites Pay-TV Segment

Our Pay-TV segment currently utilizes eight satellites in geosynchronous orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease one satellite from a third party, Nimiq 5, which is accounted for as an operating lease.

As of September 30, 2025, our Pay-TV segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	119	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A
EchoStar XXVI	2028	119	N/A

Leased from Other Third-Party:
Nimiq 5	September 2009	72.7	October 2029

As of April 2025, we no longer lease the Anik F3 satellite.

Satellites Under Construction

EchoStar XXV. On March 20, 2023, we entered into a contract with Lanteris Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, we entered into an agreement with SpaceX for launch services for this satellite, which is expected to be launched during 2026.

EchoStar XXVI. On May 15, 2025, we entered into a contract with Lanteris Space LLC for the construction of EchoStar XXVI, a DBS satellite that is capable of providing service to the CONUS and is intended to be used at the 119 degree orbital location. During the third quarter of 2025, we entered into an agreement with SpaceX for launch services for this satellite, which is expected to be launched during 2028.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

As of September 30, 2025, our Broadband and Satellite Services segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XVII	July 2012	107	N/A
EchoStar XIX	December 2016	97.1	N/A
EchoStar XXI (1)	June 2017	10.25	N/A
EchoStar XXIV	July 2023	95.2	N/A

Leased from Other Third-Party:
Eutelsat 65 West A	March 2016	65	July 2031
Telesat T19V	July 2018	63	August 2033
EchoStar 105/SES-11	October 2017	105	November 2030

(1)	As of September 30, 2025, we impaired the EchoStar XXI satellite and wrote down the carrying value of the satellite to the estimated fair value of zero. See Note 1 for further information.

As of June 2025, all commercial traffic on the Al Yah 3 satellite had been transferred to other satellites in our fleet and the Al Yah 3 satellite is no longer operational and is no longer in service.

In addition, all commercial traffic on the EchoStar IX satellite has been transferred to other satellites in our fleet and the EchoStar IX satellite is no longer in service. During the second quarter of 2025, we began the disposal process for the EchoStar IX satellite and the disposal process was completed in the third quarter of 2025.

8.	Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 13 years, with a weighted average remaining lease term of 1.1 to 9.7 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases within our Broadband and Satellite Services segment. Through the third quarter of 2024, our Nimiq 5 satellite was accounted for as finance lease within our Pay-TV segment. However, during October 2024, we extended the Nimiq 5 lease and as a result it is currently accounted for as an operating lease. In addition, through the first quarter of 2025, our Anik F3 satellite was accounted for as an operating lease within our Pay-

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

TV segment and as of April 2025 we no longer lease this satellite. Substantially all of our remaining leases are accounted for as operating leases.

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease cost	$159,215	$156,172	$493,077	$478,662

Short-term lease cost (1)	2,119	1,183	10,460	3,234

Finance lease cost:
Amortization of right-of-use assets	10,973	25,561	37,442	58,239
Interest on lease liabilities	1,184	1,980	4,028	7,169
Total finance lease cost	12,157	27,541	41,470	65,408
Total lease costs	$173,491	$184,896	$545,007	$547,304
(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$453,102	$368,793
Operating cash flows from finance leases	$3,483	$7,363
Financing cash flows from finance leases	$18,488	$49,648

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$154,540	$406,101
Finance leases	$—	$—

Remeasured right of use asset and liability	$1,283,916	$—

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Operating Leases:
Operating lease assets (1)	$291,846	$3,260,768

Other current liabilities (1)	$747,178	$528,542
Operating lease liabilities (1)	4,266,240	3,211,407
Total operating lease liabilities (1)	$5,013,418	$3,739,949

Finance Leases:
Property and equipment, gross	$364,779	$466,074
Accumulated depreciation	(191,737)	(235,001)
Property and equipment, net	$173,042	$231,073

Other current liabilities	$33,894	$30,381
Other long-term liabilities	14,817	36,818
Total finance lease liabilities	$48,711	$67,199

Weighted Average Remaining Lease Term:
Operating leases	9.7 years	9.7 years
Finance leases	1.1 years	1.7 years

Weighted Average Discount Rate:
Operating leases	9.9%	10.2%
Finance leases	9.7%	9.3%
(1)	During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model, resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in, among other things, our review of communication tower lease obligations related to our 5G Network, through which we determined we will no longer take on any new communication tower leases, including those under our take or pay arrangements with certain vendors. Consequently, all future cash flows associated with certain communication tower leases not previously commenced under the take or pay arrangements were attributed to existing leases and certain lease liabilities were remeasured and we recorded $1.284 billion as an ROU asset and liability on our Consolidated Balance Sheets as of September 30, 2025, and the ROU assets associated with such remeasured leases were impaired in the same period and we recorded $4.191 billion in "Impairments and other" on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the same period. As a result, a one-time charge for variable lease payment expense resulting from this remeasurement event related to our 5G Network was recorded in "Impairments and other" on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Maturities of lease liabilities as of September 30, 2025 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2025 (remaining three months)	$196,802	$13,425	$210,227
2026	820,131	36,588	856,719
2027	819,578	2,574	822,152
2028	758,849	—	758,849
2029	723,097	—	723,097
Thereafter	4,589,921	—	4,589,921
Total lease payments	7,908,378	52,587	7,960,965
Less: Imputed interest	(2,894,960)	(3,876)	(2,898,836)
Total	5,013,418	48,711	5,062,129
Less: Current portion	(747,178)	(33,894)	(781,072)
Long-term portion of lease obligations	$4,266,240	$14,817	$4,281,057

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers.

The following table presents our lease revenue by type of lease:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Lease revenue:
Sales-type lease revenue	$1,152	$2,984	$5,136	$5,607
Operating lease revenue	7,254	2,732	11,669	12,216
Total lease revenue	$8,406	$5,716	$16,805	$17,823

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $21 million and $26 million as of September 30, 2025 and December 31, 2024, respectively.

The following table presents future operating lease payments to be received as of September 30, 2025:

For the Years Ending December 31,	Total
(In thousands)
2025 (remaining three months)	$4,078
2026	10,074
2027	6,450
2028	4,152
2029	3,303
Thereafter	1,997
Total lease payments to be received	$30,054
9.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

9.	Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2025 and December 31, 2024:

		As of
		September 30, 2025		December 31, 2024
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
0% Convertible Notes due 2025	DISH	$138,403	$136,766	$138,403	$124,916
Term Loan due 2025 (1)	DBS SubscriberCo	—	—	500,000	500,000
7 3/4% Senior Notes due 2026 (2)	DDBS	2,000,000	1,985,900	2,000,000	1,678,640
5 1/4% Senior Secured Notes due 2026 (2)(3)	HSSC	627,283	615,979	750,000	686,475
6 5/8% Senior Notes due 2026 (2)	HSSC	750,000	715,380	750,000	595,725
3 3/8% Convertible Notes due 2026 (2)	DISH	45,209	43,708	45,209	38,495
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,702,315	2,750,000	2,507,780
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,653,755	3,500,000	3,708,460
7 3/8% Senior Notes due 2028	DDBS	1,000,000	922,180	1,000,000	715,680
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,399,625	2,500,000	2,143,350
5 1/8% Senior Notes due 2029	DDBS	1,500,000	1,287,825	1,500,000	959,610
Term Loan due 2029 (4)	DBS SubscriberCo	1,800,000	1,770,922	1,800,000	1,800,000
Mandatorily Redeemable Preferred Shares due 2029 (4)(5)	DBS SubscriberCo	200,000	196,211	200,000	200,000
10 3/4% Senior Secured Notes due 2029 (6)	SATS	5,506,000	6,063,813	5,356,000	5,763,110
3 7/8% Convertible Secured Notes due 2030 (7)(8)	SATS	1,946,856	4,775,424	1,906,229	2,029,715
6 3/4% Senior Secured Notes due 2030 (9)	SATS	2,372,670	2,448,548	2,287,738	2,070,952
Other notes payable		76,794	76,794	108,072	108,072
Subtotal		26,713,215	$29,795,145	27,091,651	$25,630,980
Unamortized deferred financing costs and other debt discounts, net		(451,056)		(555,533)
Finance lease obligations (10)		48,711		67,199
Total		26,310,870		26,603,317
Less: current portion (4)		(4,519,619)		(943,029)
Total debt, finance lease and other obligations, net of current portion		$21,791,251		$25,660,288
(1)	We redeemed the principal balance of our Term Loan due 2025 as of September 30, 2025, the instrument’s maturity date.
(2)	These notes have been reclassified to “Current portion of debt, finance lease and other obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2025.
(3)	During the nine months ended September 30, 2025, we repurchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The remaining balance of approximately $627 million matures on August 1, 2026.
(4)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we will pay a portion of principal balance based on the variable cash flows for certain Pay-TV business metrics which are an estimate and could change significantly based on actual performance.
(5)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.
(6)	On May 8, 2025, we issued an additional $150 million aggregate principal amount of our 10 3/4% Senior Secured Notes due November 30, 2029.
(7)	Beginning on October 1, 2025, and ending at the close of business on December 31, 2025, our 3 7/8% Convertible Secured Notes due 2030 are convertible, at the option of the holders. These notes are convertible, at our election, into cash, approximately 58 million shares of our Class A common stock or a combination thereof. See the description of our 3 7/8% Convertible Secured Notes due 2030 below for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(8)	During the nine months ended September 30, 2025, we elected to make our semi-annual interest payment of approximately $41 million in kind.
(9)	During the nine months ended September 30, 2025, we elected to make our semi-annual interest payment of approximately $85 million in kind.
(10)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2). We estimated the fair value of our non-publicly traded debt based on, among other things, available trade information and/or valuations performed by a third-party (Level 3).

Senior Notes and Convertible Notes

The below summaries are not complete and are qualified in entirety by reference to the full and complete text of the applicable indentures.

EchoStar Senior Secured Notes and Convertible Secured Notes

The EchoStar Senior Secured Notes and Convertible Secured Notes are:

●	senior unsecured obligations of EchoStar and guaranteed by the Spectrum Assets Guarantors (as defined below) and the Equity Pledge Guarantors (as defined below) on a senior secured basis;
●	secured equally and ratably with certain other secured indebtedness on a first-priority basis, subject to permitted liens, certain exceptions and the first lien intercreditor agreement, by: (i) a lien on all licenses, authorizations and permits issued from time to time by the FCC for use of the AWS-3 Spectrum and for the use of the AWS-4 Spectrum (the “Spectrum Assets”) held by certain of our subsidiaries that hold any Spectrum Assets (each, a “Spectrum Assets Guarantor”); (ii) the proceeds of any Spectrum Assets sale; (iii) other wireless licenses (valued by third-party) of similar value which can be substituted for the Spectrum Assets; and (iv) a lien on the equity interests held by an entity that directly owns any equity interests in any Spectrum Assets Guarantor (each, a “Equity Pledge Guarantor”);
●	ranked equally in right of payment, without giving effect to collateral arrangements, with all of our and the Spectrum Assets Guarantors’ or Equity Pledge Guarantors’ existing and future senior indebtedness;
●	ranked senior in right of payment to any of our and the Spectrum Assets Guarantors or Equity Pledge Guarantors’ subordinated existing and future indebtedness and effectively senior to any of the Spectrum Assets Guarantors or Equity Pledge Guarantors unsecured indebtedness and indebtedness secured by junior liens on the collateral to the extent of the value of the collateral and effectively junior to all the existing and future obligations of any of our subsidiaries that are not Spectrum Assets Guarantors or Equity Pledge Guarantors.

The indentures related to our EchoStar Senior Secured Notes and Convertible Secured Notes contain restrictive covenants that, among other things, impose limitations on the ability of EchoStar and the Spectrum Assets Guarantors and the Equity Pledge Guarantors to:

●	incur or guarantee additional debt;
●	make certain investments and other restricted payments;
●	create liens;
●	enter into transactions with affiliates;
●	merge or consolidate with another company;
●	transfer or sell assets;
●	allow to exist certain restrictions on paying dividends or other payments; and

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

●	engage in new activities (applicable to guarantors).

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Beginning on October 1, 2025, and ending at the close of business on December 31, 2025, the Convertible Notes due 2030 are convertible, at the option of the holders. The Convertible Notes due 2030 are convertible, at our election, into cash, approximately 58 million shares of our Class A common stock or a combination thereof. Any determination regarding the convertibility of the Convertible Notes due 2030 during future periods will be made in accordance with the terms of the related indenture. The Convertible Notes due 2030 became convertible because the last reported sale price of shares of our Class A common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended September 30, 2025, was greater than 130% of the conversion price in effect on each applicable trading day.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

As of September 30, 2025, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion.

DISH 2021 Intercompany Loan 2026 Tranche. In January 2024, we completed a series of assignments resulting in the transfer of the receivable in respect to the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion from DISH DBS to EchoStar Intercompany Receivable Company L.L.C., our direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable Company L.L.C. As of September 30, 2025, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion.

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

DISH Q2 2024 Intercompany Loan

In June 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q2 2024 Intercompany Loan”) for an initial principal amount of $1.508 billion. The DISH Q2 2024 Intercompany Loan matures on August 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q2 2024 Intercompany Loan is at a variable rate. As of September 30, 2025, the total DISH Q2 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.659 billion.

DISH Q3 2024 Intercompany Loan

In September 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q3 2024 Intercompany Loan”) for an initial principal amount of $481 million. The DISH Q3 2024 Intercompany Loan matures on November 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q3 2024 Intercompany Loan is at a variable rate. As of September 30, 2025, the total DISH Q3 2024 Intercompany Loan amount outstanding plus interest paid in kind was $518 million.

EchoStar 2024 Intercompany Loan

In November 2024, EchoStar Financing L.L.C., our subsidiary, entered into an intercompany loan with DISH Wireless L.L.C., a subsidiary of DISH Network, for a borrowing principal amount of up to $4.500 billion (the “EchoStar 2024 Intercompany Loan”). The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. As of September 30, 2025, the total EchoStar 2024 Intercompany Loan amount outstanding plus interest paid in kind was $3.399 billion.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

10.Commitments and Contingencies

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 have not changed materially, other than those disclosed below, which in general relate to certain “Other long-term obligations” being reflected on our Condensed Consolidated Balance Sheets.

“Other long-term obligations” totaled $4.453 billion as of September 30, 2025 and $9.746 billion as of December 31, 2024. This decrease primarily resulted from the non-cash remeasurement of communication tower leases not previously commenced under the take or pay arrangements that were attributed to existing leases and were recorded as “Operating lease assets” and “Operating lease liabilities” on our Condensed Consolidated Balance Sheets, the restructuring of certain contractual commitments and exit, disposal or other costs associated with certain contractual commitments, as well as payments made for 2025 obligations. As of September 30, 2025, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2025 (remaining three months)	$132,162
2026	1,338,957
2027	742,709
2028	677,194
2029	622,942
Thereafter	939,169
Total	$4,453,133
(1)	Represents minimum contractual commitments related to obligations for our Hybrid MNO, certain wireless device purchases and marketing obligations, and satellite related and other obligations.

5G Network

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 for further information. A significant number of these licenses are included in the AT&T Transactions and SpaceX Transactions announced during the third quarter of 2025 as detailed in Note 1 “Recent Developments.”

Omega License Purchase Agreement. On February 21, 2025, we entered into a License Purchase Agreement providing for the non-cash sale of certain unencumbered 3.45 GHz wireless spectrum licenses in exchange for certain 600 MHz wireless spectrum licenses and our one-time payment of $8 million (the “Omega Transaction”). The Omega Transaction was approved by the FCC and DOJ and closed in the third quarter of 2025. The difference between our net carrying value of the assets sold and the fair value of the licenses received resulted in a gain which was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Wireless Spectrum Licenses

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date
	(In thousands)
SpaceX Transactions:
AWS-4 Licenses (1)	$1,928,688		December 31, 2024 (4)	June 14, 2025 (6)	June 2033
H Block Licenses (1)	1,671,506		December 31, 2024 (4)	June 14, 2025 (7)	June 2033
AT&T Transactions:
600 MHz Licenses	6,447,728		December 31, 2024 (5)	June 14, 2025 (8)	June 2029
3.45–3.55 GHz Licenses (2)	7,199,380	May 4, 2026 (9)		May 4, 2030 (9)	May 2037
Remaining Wireless spectrum licenses:
DBS Licenses (3)	677,409
700 MHz Licenses (1)	701,803		December 31, 2024 (4)	June 14, 2025 (6)	June 2033
MVDDS Licenses (3)	24,000				July, August, September 2034
LMDS Licenses (3)	—				September 2028
28 GHz Licenses	2,883			October 2, 2029 (10)	October 2029
24 GHz Licenses	11,772			December 11, 2029 (10)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,392			June 4, 2030 (10)	June 2030
3550-3650 MHz Licenses	912,200			March 12, 2031 (10)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (10)		July 23, 2033 (10)	July 2036
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (1)	972				March 2026
AWS-3	9,829,287		December 31, 2024 (11)	October 25, 2025 (12)	October 2025 (12)
Subtotal	29,612,989

Capitalized Interest (13)	10,270,436
Impairment of indefinite-lived intangible assets (14)	(5,359,211)
Total as of September 30, 2025	$34,524,214
(1)	The interim build-out deadlines for these licenses are in the past.
(2)	Subject to the terms of the AT&T License Purchase Agreement, at the end of the third quarter of 2025, AT&T, subject to a short-term spectrum manager lease, exercised its right to lease certain 3.45 GHz licenses from us.
(3)	The build-out deadlines for these licenses have been met.
(4)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Economic Area by this date (part of Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”). These licenses are set forth in Appendices A and D of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the AWS-4 licenses, the AWS H Block licenses, and the Lower 700 MHz E Block licenses listed in Appendix G-1 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(5)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Partial Economic Area by this date (part of Commitments #2 and #3 of the Extension Request). These licenses are set forth in Appendices B and E of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the 600 MHz licenses listed in Appendix G-2 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.
(6)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.
(7)	For the H-Block licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

(8)	For the 600 MHz licenses set forth in Appendix G-2 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.
(9)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.
(10)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(11)	In a January 10, 2025 filing to the FCC, we certified that we were offering reliable signal coverage for certain of these license areas and offering service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date (part of Commitments #2 and #3 the Extension Request). These accelerated licenses are set forth in Appendices C and F of the Extension Request. Under the Extension Request, if we successfully fulfill Commitment #2 and Commitment #3, the final construction deadlines for the AWS-3 licenses listed in Appendix G-3 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.
(12)	For the AWS-3 licenses set forth in Appendix G-3 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer reliable signal coverage to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered reliable signal coverage to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering reliable signal coverage to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

(13)	See Note 2 for further information.
(14)	See Note 1 “Impairment of Indefinite-Lived Intangible Assets” for further information.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments, as defined and detailed in the footnotes to the table above. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us and our wholly-owned subsidiaries DISH Network and DISH Network L.L.C., and our then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper® set-top boxes infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

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

In October and November 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of the asserted claims of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and in November and December, 2020, the United States Patent and Trademark Office granted each request for reexamination. On May through July 2021, the United States Patent and Trademark Office issued Ex Parte Reexamination Certificates confirming the patentability of the challenged claims.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against our wholly-owned subsidiary DISH Network in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints. On September 27, 2024, the Court granted DISH Network’s motion to dismiss the First Amended Consolidated Class Action Complaint as to eight of the eleven named plaintiffs and as to certain causes of action. On October 29, 2024, the Plaintiffs filed the operative Second Amended Consolidated Class Action Complaint, which deletes the allegations as to the dismissed plaintiffs and causes of action, leaving three named plaintiffs and causes of action for negligence, negligence per se, breach of implied contract, and declaratory judgment. DISH Network filed for summary judgment on lack of standing, on the grounds that plaintiffs had no evidence that their alleged harms were “fairly traceable” to the Cyber-security incident. Rather than oppose the motion, the plaintiffs agreed to a walk-away settlement and the case was dismissed on September 10, 2025. This matter is now concluded.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 9, 2024, the United States Patent and Trademark Office issued final written decisions invalidating 38 of the 39 challenged claims. Digital Broadcasting Solutions appealed those final written decisions, and DISH Network L.L.C. and DISH Technologies L.L.C. cross-appealed as to the single patent claim that wasn’t invalidated. Briefing was completed on October 17, 2025. The underlying case has been stayed since May 9, 2024, pending resolution of the petitions before the United States Patent and Trademark Office and any related appeals.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent. On July 12, 2024, the United States Patent and Trademark Office granted a request for reexamination of the 715 patent, but on May 20, 2025, it affirmed the patent’s validity. Entropic’s expert claims that the DISH defendants owe damages of $212 million.

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

In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On July 22, 2025, the United States Patent and Trademark Office issued final written decisions invalidating the asserted claims of the 249 patent and the 518 patent, and Entropic has appealed the decision on the 518 patent and is pursuing rehearing of the decision on the 249 patent.

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

Err Content IP

On November 3, 2025, Err Content IP, LLC filed a complaint against EchoStar Communications Corporation, the predecessor to our wholly-owned subsidiary DISH Network Corporation, in the United States District Court for the Southern District of Texas. The complaint alleges infringement of United States Patent No. 10,721,542 (the “542 Patent”), entitled “Bandwidth shaping client to capture, transform, cache, and upload images from a remote point of recordation to a network service.” The infringement allegations generally relate to using AirPlay to watch content from the DISH Anywhere app on a paired television screen.

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

Headwater Research

On August 28 and 29, 2025, Headwater Research LLC filed five separate lawsuits in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiaries DISH Network Corporation, DISH Network L.L.C. and DISH Wireless L.L.C. The first complaint alleges infringement of U.S. Patent Nos. 8,639,935 (the “935 patent”), entitled “Automated device provisioning and activation”; 9,609,510 (the “510 patent”), entitled “Automated credential porting for mobile devices”; 9,973,930 (the “930 patent”), entitled “End user device that secures an association of application to service policy with an application certificate check”; 11,096,055 (the “055 patent”), entitled “Automated device provisioning and activation”; 11,405,429 (the “429 patent”), entitled “Security techniques for device assisted services”; 11,966,464 (the “464 patent), entitled “Security techniques for device assisted services”; and 11,985,155 (the “155 patent”), entitled “Automated device provisioning and activation.” The second complaint alleges infringement of U.S. Patent 9,179,359 (the “359 patent”), entitled “Wireless end-user device with differentiated network access status for different device applications;” 9,277,445 (the “445 patent”), entitled “Wireless end-user device with differential traffic control policy list and applying foreground classification to wireless data service;” and 9,609,544 (the “544 patent”), entitled “Device-assisted services for protecting network capacity.” The third complaint alleges infringement of U.S. Patent Nos. 8,666,364, (the “364 patent”), entitled “Verifiable device assisted service usage billing with integrated accounting, mediation accounting, and multiaccount;” 9,143,976 (the “976 patent”), entitled “Wireless end-user device with differentiated network access and access status for background and foreground device applications;” and 9,647,918 (the “918 patent”), entitled “Mobile device and method attributing media services network usage to requesting application.” The fourth complaint alleges infringement of U.S. Patent Nos. 8,635,335 (the “335 patent”), entitled “System and method for wireless network offloading”; 10,791,471 (the “471 patent”), entitled “System and method for wireless network offloading”; and 10,237,757 (the “757 patent”), entitled “System and method for wireless network offloading.” The fifth complaint alleges infringement of U.S. Patent Nos. 8,023,425 (the “425 patent”), entitled “Verifiable service billing for intermediate networking devices”; 8,631,102 (the “102 patent”), entitled “Automated device provisioning and activation”; and 8,799,451 (the “451 patent”), entitled “Verifiable service policy implementation for intermediate networking devices.”

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The asserted patents generally relate to eSIM management, data management, application data traffic management, wireless data offloading and tethering operations. Headwater also has filed complaints against Apple, Google, Motorola, Samsung, Verizon, T-Mobile, AT&T, Sprint, Amazon, Charter, and Comcast.

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

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB. On March 14, 2025, HTB filed a motion seeking clarification, but that motion was denied on October 24, 2025.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against our wholly-owned subsidiary DISH Network, its Board of Directors, and its Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the retention and alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On March 1, 2024, by stipulation, the plaintiffs dismissed their claims against the Board of Directors and the Retirement Plan Committee, leaving DISH Network as the sole defendant. On April 30, 2024, pursuant to the parties’ stipulation, the Court certified the proposed plaintiff class. Pursuant to the parties’ stipulation, the case was stayed from October 30, 2024 through May 29, 2025 to facilitate a mediation, but the parties did not reach a settlement. The plaintiffs’ expert claims damages of $16.7 million, which is reduced to $10.7 million when Fidelity revenue sharing is credited.

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of September 30, 2025, the gross amount of fees, penalties and interest owed was approximately $91 million with $46 million remaining outstanding as a result of historical payments.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The parties reached a conditional agreement to settle the matter, but the conditions were not met, so the stay entered on October 3, 2024 was lifted on November 22, 2024. On July 8, 2025, a magistrate judge issued a report and recommendation that DirecTV should have to indemnify HCIPL only for license fees, penalties and interest that would have been owing to the DOT as of the April 22, 2005 closing date of the spinoff, but not the penalties and interest that compounded on such pre-closing amounts during the course of the litigation in India. By agreement of the parties, the case was dismissed on September 2, 2025. This matter is now concluded.

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

After the defendants filed a motion to dismiss the First Amended Complaint, the plaintiffs filed a Second Amended Complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants. The defendants filed a motion to dismiss the Second Amended Complaint, and on March 20, 2025, the Court granted the motion without granting plaintiffs permission to further amend. The plaintiffs appealed to the United States Court of Appeals for the Tenth Circuit, and briefing was completed on September 12, 2025.

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

Mobility Workx

On December 3, 2024, Mobility Workx, LLC filed a complaint in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiary DISH Wireless alleging infringement of United States Patent No. 7,697,508, entitled “System, Apparatus and Methods for Proactive Allocation of Wireless Communication Resources.” Generally, it relates to hand-offs in a mobile network. On July 7, 2025, the case was dismissed under the terms of a non-material confidential settlement. This matter is now concluded.

Morris Routing Technologies

On August 8, 2025, Morris Routing Technologies LLC filed a complaint against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the Eastern District of Texas. It alleges infringement of U.S. Patent Nos. 10,652,133 (the “133 patent”); 10,574,562 (the “562 patent”); 10,652,134 (the “134 patent”); 10,757,010 (the “010 patent”); 10,805,204 (the “204 patent”); 11,757,756 (the “756 patent”); and 11,784,914 (the “914 patent”), each entitled “Routing methods, systems, and computer program products.” Generally, the patents are directed to transmitting data in an end-to-end network routing path by embedding segment identifiers into packet headers. Morris Routing also has brought cases against AT&T, T-Mobile, Verizon, Samsung, Comcast and Microsoft, among others.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Peninsula Technologies

On April 15, 2025, Peninsula Technologies, LLC filed two lawsuits against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the Eastern District of Texas. In the first lawsuit, Peninsula Technologies alleges infringement of U.S. Patent Nos. 9,844,009 (the “009 patent”), entitled “Power Headroom Report In A Wireless Device With Carrier Aggregation”; 11,792,743 (the “743 patent”), entitled “Transmit Power Priority Based On Cell Types In Wireless Devices”; 11,824,810 (the “4,810 patent”), entitled “Restarting A Deactivation Timer Of A Secondary Cell In A Wireless Network”; and 11,917,549 (the “549 patent”), entitled “Scaling Transmission Power Of Uplink Signals Of A Wireless Device.” In the second lawsuit, Peninsula Technologies alleges infringement of U.S. Patent Nos. 11,438,810 (the “8,810 patent”), entitled “Communication Of Configuration Parameters Of Radio Resources Of An Unlicensed Cell”; 11,570,844 (the “844 patent”), entitled “Release Message In Small Data Transmission Procedure”; 11,723,109 (the “109 patent”), entitled “Downlink Data Of Small Data Transmission Procedure”; and 12,144,057 (the “057 patent”), entitled “Release Message In Small Data Transmission Procedure.” Generally, the asserted patents relate to 5G network operations. On July 16, 2025, Peninsula Technologies filed a First Amended Complaint in the second action, which dropped the 8,810 Patent. Pursuant to the parties’ stipulation, the cases were dismissed without prejudice on October 14 and 17, 2025. This matter is now concluded.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Sling Pass Litigation

On August 26, 2025, ESPN Enterprises, Inc. and other Disney affiliates sued our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. On September 5, 2025, WarnerMedia Network Sales and other Warner Bros Discovery (“WBD”) affiliates sued our wholly-owned subsidiary DISH Network L.L.C. in the same court. In each case, the plaintiffs contend that Sling TV’s Day Pass, Weekend Pass and Week Pass subscriptions breach their respective carriage agreements with DISH Network. In their respective cases, both the Disney plaintiff and the WBD plaintiffs have sought a preliminary injunction to enjoin the Passes. The motions are fully briefed, and the Court has heard arguments on each motion, but it has not yet ruled.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its original complaint, the Trustee contended that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages.

On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures. On January 22, 2025, with permission from the Court, the Trustee filed a second amended complaint, which added allegations regarding the debt issued by DBS SubscriberCo, a related intercompany loan, and the DIRECTV transaction (collectively, the “September 2024 Transactions”). The defendants moved to dismiss the second amended complaint and, on August 21, 2025, the Court granted the motion to dismiss the claims that were based on the September 2024 Transactions but otherwise denied the motion.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended September 30, 2025
Revenue
Revenue from external customers:
Service revenue	$2,326,126	$836,165	$265,656	$—	$3,427,947
Equipment sales and other revenue	13,449	102,401	70,461	—	186,311
Intersegment revenue	1,608	380	9,703	(11,691)	—
Total revenue	2,341,183	938,946	345,820	(11,691)	3,614,258

Operating Expenses
Cost of services:
Programming	1,126,925	—	—	—	1,126,925
Connectivity services (1)	49,736	616,788	49,897	(2,213)	714,208
Other (2)	288,433	173,949	65,274	1,574	529,230
Total cost of services	1,465,094	790,737	115,171	(639)	2,370,363
Cost of sales - equipment and other	8,478	315,241	67,953	(148)	391,524
Selling, general and administrative expenses:
Subscriber acquisition costs	103,864	188,790	43,904	(4,892)	331,666
Selling, general and administrative expenses	153,310	98,718	44,265	(6,472)	289,821
Total selling, general and administrative expenses	257,174	287,508	88,169	(11,364)	621,487
Impairments and other	—	16,199,344	282,124	—	16,481,468

OIBDA (3)	610,437	(16,653,884)	(207,597)	460	(16,250,584)

Depreciation and amortization	61,049	229,615	100,730	(103)	391,291
Total costs and expenses	1,791,795	17,822,445	654,147	(12,254)	20,256,133

Operating income (loss)	$549,388	$(16,883,499)	$(308,327)	$563	(16,641,875)

Unallocated Amounts
Interest income					53,187
Interest expense, net of amounts capitalized					(377,072)
Other, net					28,953
Income (loss) before income taxes					$(16,936,807)
(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, transport and data, cloud-based service, satellite and transmission and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended September 30, 2024
Revenue
Revenue from external customers:
Service revenue	$2,600,405	$778,737	$292,532	$—	$3,671,674
Equipment sales and other revenue	14,677	118,057	86,576	—	219,310
Intersegment revenue	2,949	1,602	7,601	(12,152)	—
Total revenue	2,618,031	898,396	386,709	(12,152)	3,890,984

Operating Expenses
Cost of services:
Programming	1,265,883	—	—	—	1,265,883
Connectivity services	53,820	638,094	51,570	(2,792)	740,692
Other	319,302	140,058	74,400	(2,186)	531,574
Total cost of services	1,639,005	778,152	125,970	(4,978)	2,538,149
Cost of sales - equipment and other	19,243	300,321	74,397	(937)	393,024
Selling, general and administrative expenses:
Subscriber acquisition costs	110,697	178,073	48,920	(547)	337,143
Selling, general and administrative expenses	173,083	79,210	59,896	(6,188)	306,001
Total selling, general and administrative expenses	283,780	257,283	108,816	(6,735)	643,144
Impairments and other	—	—	—	—	—

OIBDA	676,003	(437,360)	77,526	498	316,667

Depreciation and amortization	87,502	276,702	113,642	(412)	477,434
Total costs and expenses	2,029,530	1,612,458	422,825	(13,062)	4,051,751

Operating income (loss)	$588,501	$(714,062)	$(36,116)	$910	(160,767)

Unallocated Amounts
Interest income					11,200
Interest expense, net of amounts capitalized					(81,503)
Other, net					52,107
Income (loss) before income taxes					$(178,963)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Nine Months Ended September 30, 2025
Revenue
Revenue from external customers:
Service revenue	$7,292,529	$2,469,493	$812,188	$—	$10,574,210
Equipment sales and other revenue	40,042	375,172	219,551	—	634,765
Intersegment revenue	9,588	1,687	24,519	(35,794)	—
Total revenue	7,342,159	2,846,352	1,056,258	(35,794)	11,208,975

Operating Expenses
Cost of services:
Programming	3,523,334	—	—	—	3,523,334
Connectivity services	156,522	1,875,536	149,236	(6,711)	2,174,583
Other	890,845	482,582	194,292	(1,444)	1,566,275
Total cost of services	4,570,701	2,358,118	343,528	(8,155)	7,264,192
Cost of sales - equipment and other	27,596	946,531	213,238	(2,146)	1,185,219
Selling, general and administrative expenses:
Subscriber acquisition costs	277,983	584,085	135,260	(7,170)	990,158
Selling, general and administrative expenses	462,192	279,202	136,303	(19,023)	858,674
Total selling, general and administrative expenses	740,175	863,287	271,563	(26,193)	1,848,832
Impairments and other	—	16,199,344	282,124	—	16,481,468

OIBDA	2,003,687	(17,520,928)	(54,195)	700	(15,570,736)

Depreciation and amortization	205,317	857,821	310,065	(524)	1,372,679
Total costs and expenses	5,543,789	21,225,101	1,420,518	(37,018)	28,152,390

Operating income (loss)	$1,798,370	$(18,378,749)	$(364,260)	$1,224	(16,943,415)

Unallocated Amounts
Interest income					184,085
Interest expense, net of amounts capitalized					(942,359)
Other, net					105,480
Income (loss) before income taxes					$(17,596,209)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated Total

	(In thousands)
For the Nine Months Ended September 30, 2024
Revenue
Revenue from external customers:
Service revenue	$7,956,510	$2,368,138	$908,781	$—	$11,233,429
Equipment sales and other revenue	56,917	335,060	233,172	—	625,149
Intersegment revenue	7,466	1,932	21,353	(30,751)	—
Total revenue	8,020,893	2,705,130	1,163,306	(30,751)	11,858,578

Operating Expenses
Cost of services:
Programming	3,809,755	—	—	—	3,809,755
Connectivity services	165,521	1,899,591	153,688	(5,749)	2,213,051
Other	966,857	388,173	228,712	(3,739)	1,580,003
Total cost of services	4,942,133	2,287,764	382,400	(9,488)	7,602,809
Cost of sales - equipment and other	54,072	902,846	209,440	(2,158)	1,164,200
Selling, general and administrative expenses:
Subscriber acquisition costs	334,085	467,119	151,044	(1,906)	950,342
Selling, general and administrative expenses	506,089	242,696	181,217	(17,754)	912,248
Total selling, general and administrative expenses	840,174	709,815	332,261	(19,660)	1,862,590
Impairments and other	—	—	—	—	—

OIBDA	2,184,514	(1,195,295)	239,205	555	1,228,979

Depreciation and amortization	258,153	864,237	349,461	(1,492)	1,470,359
Total costs and expenses	6,094,532	4,764,662	1,273,562	(32,798)	12,099,958

Operating income (loss)	$1,926,361	$(2,059,532)	$(110,256)	$2,047	(241,380)

Unallocated Amounts
Interest income					55,591
Interest expense, net of amounts capitalized					(262,077)
Other, net					(65,501)
Income (loss) before income taxes					$(513,367)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations) by segment were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
For the Three Months Ended September 30, 2025
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$98,553	$214,671	$45,334	$358,558

For the Three Months Ended September 30, 2024
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$53,357	$396,596	$44,913	$494,866

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
For the Nine Months Ended September 30, 2025
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$239,521	$1,123,867	$120,555	$1,483,943

For the Nine Months Ended September 30, 2024
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$165,275	$1,506,237	$172,083	$1,843,595

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2025	2024	2025	2024

	(In thousands)
Pay-TV subscriber and related revenue	$2,328,705	$2,602,176	$7,299,901	$7,961,736
Wireless services and related revenue	836,164	778,737	2,469,493	2,368,138
Broadband and satellite services and other revenue	267,460	294,703	817,845	914,350
Pay-TV equipment sales and other revenue	12,478	15,855	42,258	59,157
Wireless equipment sales and other revenue	102,782	119,659	376,859	336,992
Broadband equipment and other revenue	78,360	92,006	238,413	248,956
Eliminations	(11,691)	(12,152)	(35,794)	(30,751)
Total	$3,614,258	$3,890,984	$11,208,975	$11,858,578

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

12.Revenue Recognition

Contract Balances

Our allowance for credit losses for trade accounts receivable were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
Balance, December 31, 2024	$42,575	$28,739	$11,314	$82,628
Current period provision for expected credit losses	36,900	24,291	11,578	72,769
Write-offs charged against allowance	(26,395)	(26,713)	(11,003)	(64,111)
Foreign currency translation	—	—	98	98
Balance, September 30, 2025	$53,080	$26,317	$11,987	$91,384

	Pay-TV	Wireless	Broadband and Satellite Services	Total

	(In thousands)
Balance, December 31, 2023	$35,320	$18,671	$20,399	$74,390
Current period provision for expected credit losses	51,609	47,542	21,107	120,258
Write-offs charged against allowance	(36,775)	(49,303)	(25,880)	(111,958)
Foreign currency translation	—	—	(263)	(263)
Balance, September 30, 2024	$50,154	$16,910	$15,363	$82,427

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

The following table summarizes our contract asset balances:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Contract assets	$154,861	$108,092

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes our contract liability balances:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Contract liabilities	$624,217	$649,054

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $604 million.

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

Broadband and Satellite Services Segment

As of September 30, 2025, the remaining performance obligations for our customer contracts was approximately $1.5 billion. Performance obligations expected to be satisfied within one year and greater than one year are 29% and 71%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$282,247	$307,345	$289,200	$352,114
Additions	71,654	67,086	196,770	202,328
Amortization expense	(77,702)	(75,438)	(210,544)	(254,541)
Foreign currency translation	172	43	945	(865)
Balance, end of period	$276,371	$299,036	$276,371	$299,036

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

13.Related Party Transactions

CONX

CONX Corp. is a special purpose acquisition company partially owned by Charles W. Ergen, our Chairman (“CONX”). On May 1, 2024, we and CONX entered into a definitive purchase and sale agreement, which provides for CONX’s purchase from us of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless. Concurrently with the transaction closing on May 1, 2024, we entered into an agreement to lease back the property from CONX for an initial 10-year term. During the three months ended September 30, 2025 and 2024, we recorded less than $1 million and $1 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2025 and 2024, we recorded $2 million and $1 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Hughes Systique Corporation (“Hughes Systique”)

We own 42% of Hughes Systique Corporation (“Hughes Systique”) and contract with Hughes Systique for software development services.

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Purchases:
Purchases from Hughes Systique	$3,910	$4,236	$12,058	$13,211

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$1,331	$1,466

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,216	$7,596	$21,494	$24,723

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$4,377	$5,569
Commitments to NagraStar	$481	$883

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

Overview

Recent Developments

FCC Review

In the third quarter of 2025, we resolved the previously disclosed review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with its build-out milestones and other obligations regarding EchoStar’s federal spectrum licenses. We had previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of our compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). We responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

During the second quarter and the beginning of the third quarter of 2025, the potential ramifications of the FCC review to our business required us to, among other things, reevaluate the deployment of our resources and as a result, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for further information.

The FCC review introduced the possibility of reversing prior FCC grants of authority to us. The FCC made it clear that it viewed our spectrum as being underutilized and deemed our continued ownership of such spectrum licenses inconsistent with the public interest, and that we must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of our control, we entered into the AT&T Transactions and SpaceX Transactions, as defined below, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business, as defined in “Segments-Wireless” below. Furthermore, we believe the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of our 5G Network-related contracts.

On September 8, 2025, we received a follow-up letter from the FCC (the “September 8 Letter”). The September 8 Letter states, among other things, that FCC Chairman Carr has “asked FCC staff to bring the agency’s investigation to conclusion” by directing FCC staff to: “(1) dismiss VTel Wireless’s petition for reconsideration; (2) confirm that EchoStar holds exclusive terrestrial and MSS rights over the AWS-4 spectrum to which it is currently licensed; and (3) find that relevant FCC buildout and other related obligations have been satisfied by EchoStar in view of the company’s current FCC milestones.”

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

AT&T License Purchase Agreement

On August 25, 2025, we and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”).

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, we have agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses, including licenses exchanged as part of the Omega License Purchase Agreement, as defined and detailed in Note 10, (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for an aggregate purchase price of $22.650 billion in cash, subject to certain potential adjustments (the “Closing Purchase Price”). The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

The Closing Purchase Price is subject to downward adjustment in the event certain 3.45 GHz and 600 MHz Licenses are ultimately excluded by either us or AT&T under certain circumstances. We are not obligated to consummate the AT&T Transactions if the Closing Purchase Price, after giving effect to the aggregate amount of any such adjustments, is less than $18.6 billion (the “Minimum Purchase Price”). However, if the aggregate amount of such reductions would otherwise reduce the Closing Purchase Price below the Minimum Purchase Price, AT&T may elect to pay the Minimum Purchase Price at closing, in which case this condition will be deemed satisfied.

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between DISH DBS as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the DISH 2021 Intercompany Loan (the “DISH 2021 Intercompany Loan Payoff”). The DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to DISH DBS as of September 30, 2025 for the DISH 2021 Intercompany Loan 2028 Tranche. The DISH 2021 Intercompany Loan is secured by the 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information.

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of September 30, 2025, the aggregate principal amount outstanding of our 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

The AT&T Transactions are subject to a number of terms and conditions set forth in the AT&T License Purchase Agreement. The completion of the AT&T Transactions are subject to the satisfaction or waiver of customary closing conditions, including, but not limited to, certain government approvals, including, among other things, receipt of certain consents and approvals from the FCC and the United States Department of Justice (the “DOJ”). The AT&T License Purchase Agreement also provides for specified termination rights by each party in certain circumstances. The closing is expected to occur in the first half of 2026.

The description of the AT&T License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Amendments to the Network Services Agreement

Simultaneously with the execution of the AT&T License Purchase Agreement, DISH Wireless L.L.C., our subsidiary and AT&T Mobility LLC, a subsidiary of AT&T, entered into the Fifth Amendment (the “Fifth Amendment”) and the Sixth Amendment (the “Sixth Amendment”) to the Network Services Agreement dated as of July 14, 2021 by and among DISH Wireless L.L.C. and AT&T Mobility LLC (as amended, the “NSA”). The term of the Fifth Amendment is scheduled to begin on January 1, 2026 and extends certain terms and conditions under the NSA that were previously available only through the end of 2025.

The Sixth Amendment sets forth new terms including reduced rates if we meet certain minimum data thresholds while transitioning to a Hybrid MNO. Under a Hybrid MNO we operate certain portions of the network infrastructure such as the network core and billing and provisioning software, while our network partner, AT&T, provides certain elements including base stations, radios, radio access network (RAN) software and spectrum frequencies. We plan to transition to a Hybrid MNO and trigger the Sixth Amendment rates as early as the fourth quarter of 2025 and AT&T has agreed to provide these services to us through December 31, 2031. We are not obligated to transition to a Hybrid MNO or meet the specified data thresholds, but will not be entitled to the terms of the Sixth Amendment unless we have met such thresholds. In the fourth quarter of 2025, we gave notice to AT&T that we expect to meet such thresholds and intend to trigger the Sixth Amendment and as such, we have commenced the transition to a Hybrid MNO.

During the term of the Sixth Amendment, we have the option to extend the Sixth Amendment up to two times for additional extension terms of 2-years each, until either December 31, 2033 or December 31, 2035 (each an “Extension Term”). The Fifth and Sixth amendments, in addition to any Extension Term we exercise, also contain certain minimum purchase commitments.

SpaceX License Purchase Agreement

On September 7, 2025, we, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “SpaceX Transactions”).

Pursuant to the terms and subject to the conditions set forth in the SpaceX License Purchase Agreement, we agreed to sell to SpaceX our rights and licenses related to an aggregate of 50 MHz of spectrum in frequency ranges 2000–2020, 2180–2200, 1915–1920 and 1995– 2000 (the “AWS-4 and H-Block Licenses” and such spectrum, “the Spectrum”) granted by the FCC, together with certain international authorizations, filings, concessions, licenses, rights and priorities related to that spectrum and certain assets associated therewith (collectively, the “Foreign Assets”).

The transfer of the AWS-4 and H-Block Licenses will occur in two steps: first, the AWS-4 and H-Block Licenses will be transferred by us to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets will be transferred directly to SpaceX at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The consideration for the SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on the 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and the 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of the 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of September 30, 2025, the aggregate principal amount outstanding of the Seller Notes was $9.826 billion and is secured by the AWS-4 and AWS-3 Licenses.

The Spectrum Acquisition Closing is expected to occur on or about November 30, 2027, following the expiration of the make-whole period for the Seller Notes and the date on which the Convertible Notes due 2030 become eligible for redemption. If SpaceX elects to proceed with the Spectrum Acquisition Closing prior to November 30, 2027, SpaceX will be responsible for any additional amounts required to satisfy the Seller Notes, other than additional amounts payable as a result of a default under the Seller Notes.

Additionally, in connection with the SpaceX License Purchase Agreement and the SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between us and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, we have the ability to enforce the parties obligations under the Agreement.

The SpaceX Transactions are subject to a number of terms and conditions set forth in the SpaceX License Purchase Agreement. The completion of the SpaceX Transactions are subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of certain consents and approvals from the FCC and DOJ. The SpaceX License Purchase Agreement also provides for specified termination rights.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable us to offer our Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by us to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing HughesNet customers and new Starlink customers to SpaceX.

The description of the SpaceX License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

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

Our cash and cash equivalents and marketable investment securities totaled $3.915 billion as of September 30, 2025 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of September 30, 2025, we have $2.0 billion of debt maturing in July 2026 and $1.377 billion of debt maturing in August 2026. In addition, the re-auction of certain AWS-3 licenses previously awarded to Northstar Wireless and SNR Wireless has been designated as Auction 113 and the FCC is required to initiate Auction 113 by June 23, 2026. We cannot predict with any degree of certainty the outcome of Auction 113, however, we may be required to make a maximum payment up to approximately $2.921 billion for the Northstar Re-Auction Payment and SNR Re-Auction Payment. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information.

As detailed above, upon the closing of the AT&T Transactions, subject to certain conditions and adjustments, we will receive $22.650 billion in cash and upon the closing of the SpaceX Transactions, subject to certain conditions, we will receive $19 billion in consideration which includes $17 billion in a combination of cash and the Equity Amount (as defined above in “SpaceX Transactions”), and payments for the Interim Debt Service of $2 billion. These transactions also contemplate the repayment of certain of our debt as described above in “AT&T Transactions” and “SpaceX Transactions.” However, until the closing of these transactions, which are subject to receipt of government approvals and other customary conditions, funding is not deemed committed and because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

We cannot provide assurances that the AT&T Transactions and SpaceX Transactions will be approved and consummated on the predicted timeline or at all.

The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Impairments and Other

During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model, as defined below, resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in the performance of an impairment assessment. During the three and nine months ended September 30, 2025, we recorded a $16.481 billion charge for non-cash asset impairments and other expenses related to the termination of our 5G Network deployment in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in our Wireless and Broadband and Satellite Services Segments. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Our Wireless segment business strategy is to expand our current target segments and profitably grow our Wireless subscriber base. We intend to grow our Wireless subscriber base by acquiring and retaining high quality subscribers with competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

We have terminated our deployment of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”), after meeting certain interim and final build-out requirements established by the FCC. We had commenced our transition to a mobile network operator (“MNO”) as our 5G Network became commercially available and we grew our customer base on our 5G Network.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model, as defined below. We are currently operating primarily as a mobile virtual network operator (“MVNO”). Within our MVNO operations, today we depend in part on either T-Mobile or AT&T to provide us with network services under the amended Master Network Services Agreement (as amended, the “MNSA”) and Network Services Agreement (as amended, the “NSA”), respectively. In light of the AT&T Transactions, we are transitioning to a hybrid MNO business model under which we will continue to operate our 5G Network core and utilize AT&T’s network services (“Hybrid MNO”). We are actively migrating customer traffic from our 5G Network to AT&T’s network as we transition to a Hybrid MNO.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information. Also see Note 1 “Recent Developments” in the Notes to our Condensed Consolidated Financial Statements for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

Our Broadband and Satellite Services segment business strategy is to maintain and improve our leadership position and competitive advantage through development of leading-edge technologies and services marketed to selected sectors within the consumer, enterprise and government markets globally. Within our Broadband and Satellite Services segment we are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses, and satellite, multi-transport technologies and managed network services to enterprise customers, telecommunications providers, airlines and government entities, including civilian and defense. We have leveraged the EchoStar XXIV satellite to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets.

Economic Environment

During 2024 and the first nine months of 2025, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

Impairments and other. “Impairments and other” may include, among other things, non-cash impairment and other losses related to our prepaids, inventory, property and equipment, regulatory authorizations, operating lease assets, goodwill and other intangible assets, as well as estimated exit and disposal costs.

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

Operating income before depreciation and amortization, and impairments and other (“Adjusted OIBDA”). Adjusted OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization” and “Impairments and other.”  This non-GAAP measure is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below.

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

SLING TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our SLING TV subscriber count. SLING TV subscriber additions are recorded net of disconnects. For customers who subscribe to multiple SLING TV packages, each customer is only counted as one SLING TV subscriber. Prior to August 2025, SLING TV customers receiving SLING TV Freestream service, non-recurring video services, or service for no charge, under certain new subscriber promotions, were excluded from our SLING TV subscriber count. Beginning in August 2025, for certain SLING TV Freestream, Day Pass, Weekend Pass and Week Pass subscribers, and other non-recurring video service accounts where we receive non-recurring user and ad insertion revenue (“SLING TV Flexible Offerings”), we divide our total SLING TV Flexible Offerings revenue related to these services by the price of our lowest tier programming package under which a new subscriber can activate, and include the resulting number, which is substantially smaller than the actual number of SLING TV customers receiving SLING TV Flexible Offerings, in the SLING TV subscriber count.  The impact of this change was an increase to our third quarter of 2025 subscriber count of approximately 51,000 subscribers, representing the opening impact of the new calculation to our existing SLING TV subscriber base. All new SLING TV Flexible Offerings subscriber activations after this adjustment are included in net SLING TV subscriber additions for the period, based on the calculation above.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services.

Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024.

	For the Three Months Ended
	September 30,		Variance
	2025	2024	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,341,183	$2,618,031	$(276,848)	(10.6)
Wireless	938,946	898,396	40,550	4.5
Broadband and Satellite Services	345,820	386,709	(40,889)	(10.6)
Eliminations	(11,691)	(12,152)	461	3.8
Total revenue	$3,614,258	$3,890,984	$(276,726)	(7.1)

Operating income (loss):
Pay-TV	$549,388	$588,501	$(39,113)	(6.6)
Wireless	(16,883,499)	(714,062)	(16,169,437)	*
Broadband and Satellite Services	(308,327)	(36,116)	(272,211)	*
Eliminations	563	910	(347)	(38.1)
Total operating income (loss)	$(16,641,875)	$(160,767)	$(16,481,108)	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.614 billion for the three months ended September 30, 2025, a decrease of $277 million or 7.1% compared to the same period in 2024. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and to a lesser extent our Broadband and Satellite Services segment, partially offset by the increase in revenue from our Wireless segment.

Total operating income (loss). Our consolidated operating loss totaled $16.642 billion for the three months ended September 30, 2025, an increase in operating loss of $16.481 billion compared to the same period in 2024. This change primarily resulted from an increase in operating loss from our Wireless segment and to a lesser extent our Broadband and Satellite Services segment and a decrease in operating income from our Pay-TV segment. The three months ended September 30, 2025 was adversely impacted by “Impairments and other” of: (1) $16.199 billion from our Wireless segment and (2) $282 million from our Broadband and Satellite Services segment. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024.

	For the Nine Months Ended
	September 30,		Variance
	2025	2024	Amount	%

	(In thousands)
Revenue:
Pay-TV	$7,342,159	$8,020,893	$(678,734)	(8.5)
Wireless	2,846,352	2,705,130	141,222	5.2
Broadband and Satellite Services	1,056,258	1,163,306	(107,048)	(9.2)
Eliminations	(35,794)	(30,751)	(5,043)	(16.4)
Total revenue	$11,208,975	$11,858,578	$(649,603)	(5.5)

Operating income (loss):
Pay-TV	$1,798,370	$1,926,361	$(127,991)	(6.6)
Wireless	(18,378,749)	(2,059,532)	(16,319,217)	*
Broadband and Satellite Services	(364,260)	(110,256)	(254,004)	*
Eliminations	1,224	2,047	(823)	(40.2)
Total operating income (loss)	$(16,943,415)	$(241,380)	$(16,702,035)	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $11.209 billion for the nine months ended September 30, 2025, a decrease of $650 million or 5.5% compared to the same period in 2024. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and to a lesser extent our Broadband and Satellite Services segment, partially offset by the increase in revenue from our Wireless segment.

Total operating income (loss). Our consolidated operating loss totaled $16.943 billion for the nine months ended September 30, 2025, an increase in operating loss of $16.702 billion compared to the same period in 2024. This change primarily resulted from an increase in operating loss from our Wireless segment and to a lesser extent our Broadband and Satellite Services segment and a decrease in operating income from our Pay-TV segment. The nine months ended September 30, 2025 was adversely impacted by “Impairments and other” of: (1) $16.199 billion from our Wireless segment and (2) $282 million from our Broadband and Satellite Services segment. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of September 30, 2025, we had 7.166 million Pay-TV subscribers in the United States, including 5.171 million DISH TV subscribers and 1.995 million SLING TV subscribers.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to: Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, HBO Max, STARZ, ESPN Unlimited, FOX One, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts on acceptable terms or at all. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. There can be no assurance that the removal of any channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,328,705	$2,602,176	$(273,471)	(10.5)
Equipment sales and other revenue	12,478	15,855	(3,377)	(21.3)
Total revenue	2,341,183	2,618,031	(276,848)	(10.6)

Costs and expenses:
Cost of services	1,465,094	1,639,005	(173,911)	(10.6)
% of Service revenue	62.9%	63.0%
Cost of sales - equipment and other	8,478	19,243	(10,765)	(55.9)
Selling, general and administrative expenses	257,174	283,780	(26,606)	(9.4)
% of Total revenue	11.0%	10.8%
Depreciation and amortization	61,049	87,502	(26,453)	(30.2)
Total costs and expenses	1,791,795	2,029,530	(237,735)	(11.7)

Operating income (loss)	$549,388	$588,501	$(39,113)	(6.6)

Other data:
Pay-TV subscribers, as of period end (in millions)	7.166	8.031	(0.865)	(10.8)
DISH TV subscribers, as of period end (in millions)	5.171	5.888	(0.717)	(12.2)
SLING TV subscribers, as of period end (in millions)**	1.995	2.143	(0.148)	(6.9)
Pay-TV subscriber additions (losses), net (in millions)	0.007	(0.043)	0.050	*
DISH TV subscriber additions (losses), net (in millions)	(0.152)	(0.188)	0.036	19.1
SLING TV subscriber additions (losses), net (in millions)	0.159	0.145	0.014	9.7
Pay-TV ARPU	$109.97	$108.88	$1.09	1.0
DISH TV subscriber additions, gross (in millions)	0.057	0.075	(0.018)	(24.0)
DISH TV churn rate	1.33%	1.47%	(0.14)%	(9.5)
DISH TV SAC	$1,334	$985	$349	35.4
Purchases of property and equipment, net of refunds (1)	$98,553	$53,357	$45,196	84.7
OIBDA	$610,437	$676,003	$(65,566)	(9.7)
*	Percentage is not meaningful.
**

Beginning in August 2025, we changed our calculation of SLING TV subscribers. The impact of this change was an increase to our period end SLING TV subscriber count of approximately 51,000 subscribers during the three months ended September 30, 2025, representing the opening impact of the new calculation to our existing SLING TV subscriber base. All new SLING TV Flexible Offerings subscriber activations after this adjustment are included in net SLING TV subscriber additions for the period. This change had no material impact on any other reported subscriber metrics, other than our period end SLING TV subscriber count. See “Explanation of Key Metrics and Other Items – SLING TV subscribers” for further information.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended September 30, 2025 and 2024 of $62 million and $29 million, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 152,000 net DISH TV subscribers during the three months ended September 30, 2025 compared to the loss of approximately 188,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We added approximately 159,000 net SLING TV subscribers during the three months ended September 30, 2025 compared to the addition of approximately 145,000 net SLING TV subscribers during the same period in 2024. The increase in net SLING TV subscriber additions was primarily related to higher SLING TV subscriber activations resulting from the launch of SLING TV Flexible Offerings and lower SLING TV subscriber disconnects in 2025 due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis. For example, in August 2025, ESPN Unlimited and FOX One sports packages were launched.

DISH TV subscribers, gross. During the three months ended September 30, 2025, we activated approximately 57,000 gross new DISH TV subscribers compared to approximately 75,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 24.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2025 was 1.33% compared to 1.47% for the same period in 2024. Our DISH TV churn rates for the three months ended September 30, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.329 billion for the three months ended September 30, 2025, a decrease of $273 million or 10.5% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $109.97 during the three months ended September 30, 2025 versus $108.88 during the same period in 2024. The $1.09 or 1.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases, partially offset by lower ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024, respectively. The three months ended September 30, 2025 was immaterially impacted by the DISH TV programming package increase effective in September 2025.

Cost of services. “Cost of services” totaled $1.465 billion during the three months ended September 30, 2025, a decrease of $174 million or 10.6% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended September 30, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 62.9% and 63.0% of “Service revenue” during the three months ended September 30, 2025 and 2024, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $257 million during the three months ended September 30, 2025, a $27 million or 9.4% decrease compared to the same period in 2024. This change was primarily driven by a decrease in professional fees and a decrease in subscriber acquisition costs resulting from lower gross new DISH TV subscriber activations. The three months ended September 30, 2024 was negatively impacted by merger related costs from the DIRECTV transaction.

Depreciation and amortization. “Depreciation and amortization” expense totaled $61 million during the three months ended September 30, 2025, a $26 million or 30.2% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, the expiration of our Nimiq 5 finance lease in September 2024, and our EchoStar XIV and EchoStar XV satellites being fully depreciated in May 2025 and July 2025, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC. DISH TV SAC was $1,334 during the three months ended September 30, 2025 compared to $985 during the same period in 2024, an increase of $349 or 35.4%. This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended September 30, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $8 million and $6 million, respectively.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$7,299,901	$7,961,736	$(661,835)	(8.3)
Equipment sales and other revenue	42,258	59,157	(16,899)	(28.6)
Total revenue	7,342,159	8,020,893	(678,734)	(8.5)

Costs and expenses:
Cost of services	4,570,701	4,942,133	(371,432)	(7.5)
% of Service revenue	62.6%	62.1%
Cost of sales - equipment and other	27,596	54,072	(26,476)	(49.0)
Selling, general and administrative expenses	740,175	840,174	(99,999)	(11.9)
% of Total revenue	10.1%	10.5%
Depreciation and amortization	205,317	258,153	(52,836)	(20.5)
Total costs and expenses	5,543,789	6,094,532	(550,743)	(9.0)

Operating income (loss)	$1,798,370	$1,926,361	$(127,991)	(6.6)

Other data:
Pay-TV subscribers, as of period end (in millions)	7.166	8.031	(0.865)	(10.8)
DISH TV subscribers, as of period end (in millions)**	5.171	5.888	(0.717)	(12.2)
SLING TV subscribers, as of period end (in millions)***	1.995	2.143	(0.148)	(6.9)
Pay-TV subscriber additions (losses), net (in millions)	(0.635)	(0.495)	(0.140)	(28.3)
DISH TV subscriber additions (losses), net (in millions)	(0.487)	(0.583)	0.096	16.5
SLING TV subscriber additions (losses), net (in millions)	(0.148)	0.088	(0.236)	*
Pay-TV ARPU	$110.79	$108.21	$2.58	2.4
DISH TV subscriber additions, gross (in millions)	0.160	0.230	(0.070)	(30.4)
DISH TV churn rate	1.33%	1.46%	(0.13)%	(8.9)
DISH TV SAC	$1,215	$993	$222	22.4
Purchases of property and equipment, net of refunds (1)	$239,521	$165,275	$74,246	44.9
OIBDA	$2,003,687	$2,184,514	$(180,827)	(8.3)
*	Percentage is not meaningful.
**

During the second quarter of 2025, we removed approximately 28,000 subscribers from our period end DISH TV subscriber count representing DISH TV subscribers sold during the nine months ended September 30, 2025 as part of the sale of our Fiber business. This removal had no material impact on any other reported subscriber metrics, other than our period end DISH TV subscriber count.

***

Beginning in August 2025, we changed our calculation of SLING TV subscribers. The impact of this change was an increase to our period end SLING TV subscriber count of approximately 51,000 subscribers during the nine months ended September 30, 2025, representing the opening impact of the new calculation to our existing SLING TV subscriber base. All new SLING TV Flexible Offerings subscriber activations after this adjustment are included in net SLING TV subscriber additions for the period. This change had no material impact on any other reported subscriber metrics, other than our period end SLING TV subscriber count. See “Explanation of Key Metrics and Other Items – SLING TV subscribers” for further information.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the nine months ended September 30, 2025 and 2024 of $136 million and $94 million, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 487,000 net DISH TV subscribers during the nine months ended September 30, 2025 compared to the loss of approximately 583,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 148,000 net SLING TV subscribers during the nine months ended September 30, 2025 compared to the addition of approximately 88,000 net SLING TV subscribers during the same period in 2024. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber activations, partially offset by lower SLING TV subscriber disconnects in 2025 due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis. For example, in August 2025, ESPN Unlimited and FOX One sports packages were launched.

DISH TV subscribers, gross. During the nine months ended September 30, 2025, we activated approximately 160,000 gross new DISH TV subscribers compared to approximately 230,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 30.4%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2025 was 1.33% compared to 1.46% for the same period in 2024. Our DISH TV churn rates for the nine months ended September 30, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Service revenue. “Service revenue” totaled $7.300 billion for the nine months ended September 30, 2025, a decrease of $662 million or 8.3% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $110.79 during the nine months ended September 30, 2025 versus $108.21 during the same period in 2024. The $2.58 or 2.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases, partially offset by lower ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024, respectively. The nine months ended September 30, 2025 was immaterially impacted by the DISH TV programming package increase effective in September 2025.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $4.571 billion during the nine months ended September 30, 2025, a decrease of $371 million or 7.5% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the nine months ended September 30, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 62.6% and 62.1% of “Service revenue” during the nine months ended September 30, 2025 and 2024, respectively. This increase primarily related to higher programming costs per subscriber.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $740 million during the nine months ended September 30, 2025, a $100 million or 11.9% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower gross new DISH TV subscriber activations, and a decrease in personnel costs and professional fees. The nine months ended September 30, 2024 was negatively impacted by merger related costs from the DIRECTV transaction.

Depreciation and amortization. “Depreciation and amortization” expense totaled $205 million during the nine months ended September 30, 2025, a $53 million or 20.5% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, the expiration of our Nimiq 5 finance lease in September 2024, and our EchoStar XIV and EchoStar XV satellites being fully depreciated in May 2025 and July 2025, respectively.

DISH TV SAC. DISH TV SAC was $1,215 during the nine months ended September 30, 2025 compared to $993 during the same period in 2024, an increase of $222 or 22.4%. This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers. While our marketing expenditures decreased during the nine months ended September 30, 2025 compared to the same period in 2024, our gross new DISH TV subscriber activations decreased at a higher rate, resulting in an increase in advertising costs per subscriber.

During the nine months ended September 30, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $23 million and $19 million, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our Wireless segment business strategy is to expand our current target segments and profitably grow our Wireless subscriber base. We intend to grow our Wireless subscriber base by acquiring and retaining high quality subscribers with competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

Our Wireless segment provides Wireless communication services and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of September 30, 2025, we had 7.520 million Wireless subscribers.

We have terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC. We had commenced our transition to an MNO as our 5G Network became commercially available and we grew our customer base on our 5G Network.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model. We are currently operating primarily as a MVNO. Within our MVNO operations, today we depend in part on either T-Mobile or AT&T to provide us with network services under the MNSA and the NSA, respectively. In light of the AT&T Transactions, we are transitioning to a Hybrid MNO. We are actively migrating customer traffic from our 5G Network to AT&T’s network as we transition to a Hybrid MNO.

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

We have invested a total of over $30 billion in Wireless spectrum licenses. The $30 billion of investments related to Wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information. A significant number of these licenses are included in the AT&T Transactions and SpaceX Transactions announced during the third quarter of 2025 as detailed in Note 1“Recent Developments” in the Notes to our Condensed Consolidated Financial Statements.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information. Also see Note 1 “Recent Developments” in the Notes to our Condensed Consolidated Financial Statements for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

We may need to raise additional capital in the future if the AT&T Transactions and SpaceX Transactions are not completed, which may not be available on favorable terms or at all, to, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$836,164	$778,737	$57,427	7.4
Equipment sales and other revenue	102,782	119,659	(16,877)	(14.1)
Total revenue	938,946	898,396	40,550	4.5

Costs and expenses:
Cost of services	790,737	778,152	12,585	1.6
% of Service revenue	94.6%	99.9%
Cost of sales - equipment and other	315,241	300,321	14,920	5.0
Selling, general and administrative expenses	287,508	257,283	30,225	11.7
% of Total revenue	30.6%	28.6%
Depreciation and amortization	229,615	276,702	(47,087)	(17.0)
Impairments and other	16,199,344	—	16,199,344	*
Total costs and expenses	17,822,445	1,612,458	16,209,987	*

Operating income (loss)	$(16,883,499)	$(714,062)	$(16,169,437)	*

Other data:
Wireless subscribers, as of period end (in millions)**	7.520	6.984	0.536	7.7
Wireless subscriber additions, gross (in millions)	0.693	0.642	0.051	7.9
Wireless subscriber additions (losses), net (in millions) ***	0.223	(0.297)	0.520	*
Wireless ARPU	$37.22	$36.27	$0.95	2.6
Wireless churn rate	2.86%	2.99%	(0.13)%	(4.3)
Purchases of property and equipment, net of refunds	$112,145	$235,414	$(123,269)	(52.4)
OIBDA	$(16,653,884)	$(437,360)	$(16,216,524)	*
*	Percentage is not meaningful.
**

Beginning in the third quarter of 2025, we removed approximately 60,000 subscribers from our period end Wireless subscriber count due to our election to deactivate Wireless subscriber accounts placed on pause and not expected to reactivate. If these Wireless subscriber accounts subsequently reactivate, they will be counted as a new Wireless subscriber addition. This removal had no material impact on any other reported subscriber metrics, other than our period end Wireless subscriber count.

***	Includes Government subsidized subscribers.

Wireless subscribers. We added approximately 223,000 net Wireless subscribers during the three months ended September 30, 2025 compared to the loss of approximately 297,000 net Wireless subscribers during the same period in 2024. The change in net Wireless subscribers primarily resulted from higher net Government subsidized subscribers, higher gross new Wireless subscriber activations and a lower Wireless churn rate compared to the same period in 2024. In addition, the three months ended September 30, 2024 was negatively impacted by net losses of Government subsidized subscribers as a result of the ACP program funding concluding on June 1, 2024. See “Wireless Segment – ACP Subscribers” for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers, gross. During the three months ended September 30, 2025, we activated approximately 693,000 gross new Wireless subscribers compared to approximately 642,000 gross new Wireless subscribers during the same period in 2024, an increase of 7.9%. This increase in gross new Wireless subscribers primarily resulted from new subscriber offers and promotions and growth in digital channels. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the three months ended September 30, 2025 was 2.86% compared to 2.99% for the same period in 2024. Our Wireless churn rates for the three months ended September 30, 2025 and 2024 were positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $836 million for the three months ended September 30, 2025, an increase of $57 million or 7.4% compared to the same period in 2024. The increase in “Service revenue” compared to the same period in 2024 was primarily related to an increase in Wireless ARPU, discussed below, and a higher average Wireless subscriber base.

Wireless ARPU. Wireless ARPU was $37.22 during the three months ended September 30, 2025 versus $36.27 during the same period in 2024. The $0.95 or 2.6% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $103 million for the three months ended September 30, 2025, a decrease of $17 million or 14.1% compared to the same period in 2024. The decrease in “Equipment sales and other revenue” compared to the same period in 2024 was primarily related to a decrease in units shipped.

Cost of services. “Cost of services” totaled $791 million for the three months ended September 30, 2025, an increase of $13 million or 1.6% compared to the same period in 2024. The increase in “Cost of services” compared to the same period in 2024 was primarily attributable to higher variable and retention costs, including monthly dealer incentive costs due to our emphasis on acquiring and retaining higher quality, long-term subscribers. This increase was partially offset by lower network services costs per subscriber.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model. Beginning in September 2025 and prospectively, lease expense on communication towers, transport and other related costs for our 5G Network will decrease, offset by the accretion of lease liabilities and certain liabilities established for exit, disposal and other costs related to the termination of our 5G Network deployment, and ongoing costs to operate our Hybrid MNO. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $315 million for the three months ended September 30, 2025, an increase of $15 million or 5.0% compared to the same period in 2024. The increase in “Cost of sales – equipment and other” compared to the same period in 2024 primarily resulted from an increase in sales of wireless devices with higher costs per unit, partially offset by a decrease in units shipped.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $288 million during the three months ended September 30, 2025, a $30 million or 11.7% increase compared to the same period in 2024. This change primarily resulted from an increase in costs to support the Wireless segment and an increase in subscriber acquisition costs resulting from higher gross new Wireless subscriber activations.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Depreciation and amortization. “Depreciation and amortization” expense totaled $230 million during the three months ended September 30, 2025, a $47 million or 17.0% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation and amortization expense related to the non-cash impairment of certain 5G Network assets during the three months ended September 30, 2025.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model and in September 2025 we recorded a non-cash impairment for certain 5G Network assets. As a result, we no longer have deprecation expense related to these 5G Network assets effective September 2025. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Impairments and other. “Impairments and other” totaled $16.199 billion during the three months ended September 30, 2025. This amount consists of non-cash impairment charges primarily related to our prepaids, property and equipment, regulatory authorizations and operating lease assets, and estimated exit, disposal and other costs related to the termination of our 5G Network deployment. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,469,493	$2,368,138	$101,355	4.3
Equipment sales and other revenue	376,859	336,992	39,867	11.8
Total revenue	2,846,352	2,705,130	141,222	5.2

Costs and expenses:
Cost of services	2,358,118	2,287,764	70,354	3.1
% of Service revenue	95.5%	96.6%
Cost of sales - equipment and other	946,531	902,846	43,685	4.8
Selling, general and administrative expenses	863,287	709,815	153,472	21.6
% of Total revenue	30.3%	26.2%
Depreciation and amortization	857,821	864,237	(6,416)	(0.7)
Impairments and other	16,199,344	—	16,199,344	*
Total costs and expenses	21,225,101	4,764,662	16,460,439	*

Operating income (loss)	$(18,378,749)	$(2,059,532)	$(16,319,217)	*

Other data:
Wireless subscribers, as of period end (in millions)**	7.520	6.984	0.536	7.7
Wireless subscriber additions, gross (in millions)	1.984	1.828	0.156	8.5
Wireless subscriber additions (losses), net (in millions) ***	0.585	(0.394)	0.979	*
Wireless ARPU	$37.50	$36.29	$1.21	3.3
Wireless churn rate	2.79%	2.99%	(0.20)%	(6.7)
Purchases of property and equipment, net of refunds	$447,556	$863,248	$(415,692)	(48.2)
OIBDA	$(17,520,928)	$(1,195,295)	$(16,325,633)	*
*	Percentage is not meaningful.
**

Beginning in the third quarter of 2025, we removed approximately 60,000 subscribers from our period end Wireless subscriber count due to our election to deactivate Wireless subscriber accounts placed on pause and not expected to reactivate. If these Wireless subscriber accounts subsequently reactivate, they will be counted as a new Wireless subscriber addition. This removal had no material impact on any other reported subscriber metrics, other than our period end Wireless subscriber count.

***	Includes Government subsidized subscribers.

Wireless subscribers. We added approximately 585,000 net Wireless subscribers during the nine months ended September 30, 2025 compared to the loss of approximately 394,000 net Wireless subscribers during the same period in 2024. The change in net Wireless subscribers primarily resulted from higher net Government subsidized subscribers, higher gross new Wireless subscriber activations and a lower Wireless churn rate compared to the same period in 2024. In addition, the nine months ended September 30, 2024 was negatively impacted by net losses of Government subsidized subscribers as a result of the ACP program funding concluding on June 1, 2024. See “Wireless Segment – ACP Subscribers” for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers, gross. During the nine months ended September 30, 2025, we activated approximately 1.984 million gross new Wireless subscribers compared to approximately 1.828 million gross new Wireless subscribers during the same period in 2024, an increase of 8.5%. This increase in gross new Wireless subscribers primarily resulted from higher marketing expenditures, new subscriber offers and promotions and growth in digital channels. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the nine months ended September 30, 2025 was 2.79% compared to 2.99% for the same period in 2024. Our Wireless churn rates for the nine months ended September 30, 2025 and 2024 were positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $2.469 billion for the nine months ended September 30, 2025, an increase of $101 million or 4.3% compared to the same period in 2024. The increase in “Service revenue” compared to the same period in 2024 was primarily related to an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $37.50 during the nine months ended September 30, 2025 versus $36.29 during the same period in 2024. The $1.21 or 3.3% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $377 million for the nine months ended September 30, 2025, an increase of $40 million or 11.8% compared to the same period in 2024. The increase in “Equipment sales and other revenue” compared to the same period in 2024 was primarily related to an increase in sales of wireless devices with higher revenue per unit, partially offset by a decrease in units shipped.

Cost of services. “Cost of services” totaled $2.358 billion for the nine months ended September 30, 2025, an increase of $70 million or 3.1% compared to the same period in 2024. The increase in “Cost of services” compared to the same period in 2024 was primarily attributable to higher variable and retention costs, including monthly dealer incentive costs due to our emphasis on acquiring and retaining higher quality, long-term subscribers. This increase was partially offset by lower network services costs per subscriber.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model. Beginning in September 2025 and prospectively, lease expense on communication towers, transport and other related costs for our 5G Network will decrease, offset by the accretion of lease liabilities and certain liabilities established for exit, disposal and other costs related to the termination of our 5G Network deployment, and ongoing costs to operate our Hybrid MNO. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $947 million for the nine months ended September 30, 2025, an increase of $44 million or 4.8% compared to the same period in 2024. The increase in “Cost of sales – equipment and other” compared to the same period in 2024 primarily resulted from an increase in sales of wireless devices with higher costs per unit, partially offset by a decrease in units shipped and higher vendor rebates.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $863 million during the nine months ended September 30, 2025, a $153 million or 21.6% increase compared to the same period in 2024. This change primarily resulted from an increase in subscriber acquisition costs resulting from higher gross new Wireless subscriber activations, including higher marketing expenditures, and an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $858 million during the nine months ended September 30, 2025, a $6 million or 0.7% decrease compared to the same period in 2024. This change was primarily driven by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024, partially offset by an increase in depreciation and amortization expense related to 5G Network assets being placed in service during 2024 and 2025 prior to the non-cash impairment of certain 5G Network assets during the third quarter of 2025.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business model and in September 2025 we recorded a non-cash impairment for certain 5G Network assets. As a result, we no longer have deprecation expense related to these 5G Network assets effective September 2025. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Impairments and other. “Impairments and other” totaled $16.199 billion during the nine months ended September 30, 2025. This amount consists of non-cash impairment charges primarily related to our prepaids, property and equipment, regulatory authorizations and operating lease assets, and estimated exit, disposal and other costs related to the termination of our 5G Network deployment. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Broadband and Satellite Services Segment

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses, and satellite, multi-transport technologies and managed network services to enterprise customers, telecommunications providers, airlines and government entities, including civilian and defense. We have leveraged the EchoStar XXIV satellite to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets.

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

Backlog

As of September 30, 2025, our Broadband and Satellite Services segment had approximately $1.5 billion of contracted revenue backlog. We define the Broadband and Satellite Services segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$267,460	$294,703	$(27,243)	(9.2)
Equipment sales and other revenue	78,360	92,006	(13,646)	(14.8)
Total revenue	345,820	386,709	(40,889)	(10.6)

Costs and expenses:
Cost of services	115,171	125,970	(10,799)	(8.6)
% of Service revenue	43.1%	42.7%
Cost of sales - equipment and other	67,953	74,397	(6,444)	(8.7)
% of Equipment sales and other revenue	86.7%	80.9%
Selling, general and administrative expenses	88,169	108,816	(20,647)	(19.0)
% of Total revenue	25.5%	28.1%
Depreciation and amortization	100,730	113,642	(12,912)	(11.4)
Impairments and other	282,124	—	282,124	*
Total costs and expenses	654,147	422,825	231,322	54.7

Operating income (loss)	$(308,327)	$(36,116)	$(272,211)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.783	0.912	(0.129)	(14.1)
Broadband subscriber additions (losses), net (in millions)	(0.036)	(0.043)	0.007	16.3
Purchases of property and equipment, net of refunds (1)	$45,334	$44,913	$421	0.9
OIBDA	$(207,597)	$77,526	$(285,123)	*

*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the three months ended September 30, 2025 and 2024 of $16 million and $1 million, respectively.

Broadband subscribers. We lost approximately 36,000 net Broadband subscribers for the three months ended September 30, 2025 compared to the loss of approximately 43,000 net Broadband subscribers during the same period in 2024. The decrease in net Broadband subscriber losses was primarily due to lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction, partially offset by lower gross subscriber additions. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $267 million for the three months ended September 30, 2025, a decrease of $27 million, or 9.2%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $78 million for the three months ended September 30, 2025, a decrease of $14 million, or 14.8%, as compared to 2024. The decrease was primarily attributable to lower hardware sales to our North American and international enterprise customers.

Cost of services. “Cost of services” totaled $115 million for the three months ended September 30, 2025, a decrease of $11 million, or 8.6%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to our North American and international consumer customers and our North American enterprise customers. Our “Cost of services” represented 43.1% and 42.7% of “Service revenue” during the three months ended September 30, 2025 and 2024, respectively.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $68 million for the three months ended September 30, 2025, a decrease of $6 million, or 8.7%, as compared to 2024. The decrease was primarily attributable to lower costs of equipment to our North American and international enterprise customers. Our “Cost of sales – equipment and other” represented 86.7% and 80.9% of “Equipment sales and other revenue” during the three months ended September 30, 2025 and 2024, respectively. This increase primarily resulted from a change in mix to lower margin products.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $88 million for the three months ended September 30, 2025, a decrease of $21 million, or 19.0%, as compared to 2024. The decrease was primarily attributable to lower bad debt expense and lower marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $101 million for the three months ended September 30, 2025, a decrease of $13 million, or 11.4%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Impairments and other. “Impairments and other” totaled $282 million during the three months ended September 30, 2025. In August 2025, we began the abandonment of certain international assets that would no longer be utilized in our business as a result of the SpaceX Transactions. As a result, we recorded non-cash impairment charges related to property and equipment and regulatory authorizations, and estimated exit, disposal and other costs. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$817,845	$914,350	$(96,505)	(10.6)
Equipment sales and other revenue	238,413	248,956	(10,543)	(4.2)
Total revenue	1,056,258	1,163,306	(107,048)	(9.2)

Costs and expenses:
Cost of services	343,528	382,400	(38,872)	(10.2)
% of Service revenue	42.0%	41.8%
Cost of sales - equipment and other	213,238	209,440	3,798	1.8
% of Equipment sales and other revenue	89.4%	84.1%
Selling, general and administrative expenses	271,563	332,261	(60,698)	(18.3)
% of Total revenue	25.7%	28.6%
Depreciation and amortization	310,065	349,461	(39,396)	(11.3)
Impairments and other	282,124	—	282,124	*
Total costs and expenses	1,420,518	1,273,562	146,956	11.5

Operating income (loss)	$(364,260)	$(110,256)	$(254,004)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.783	0.912	(0.129)	(14.1)
Broadband subscriber additions (losses), net (in millions)	(0.100)	(0.092)	(0.008)	(8.7)
Purchases of property and equipment, net of refunds (1)	$120,555	$172,083	$(51,528)	(29.9)
OIBDA	$(54,195)	$239,205	$(293,400)	*

*	Percentage is not meaningful.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the nine months ended September 30, 2025 and 2024 of $30 million and $4 million, respectively.

Broadband subscribers. We lost approximately 100,000 net Broadband subscribers for the nine months ended September 30, 2025 compared to the loss of approximately 92,000 net Broadband subscribers during the same period in 2024. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions, partially offset by lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $818 million for the nine months ended September 30, 2025, a decrease of $97 million, or 10.6%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $238 million for the nine months ended September 30, 2025, a decrease of $11 million, or 4.2%, as compared to 2024. The decrease was primarily attributable to lower hardware sales to our international enterprise customers, partially offset by an increase in hardware sales to our North American enterprise customers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $344 million for the nine months ended September 30, 2025, a decrease of $39 million, or 10.2%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to both our North American and international consumer and enterprise customers. Our “Cost of services” represented 42.0% and 41.8% of “Service revenue” during the nine months ended September 30, 2025 and 2024, respectively.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $213 million for the nine months ended September 30, 2025, an increase of $4 million, or 1.8%, as compared to 2024. The increase was primarily attributable to higher costs of equipment to our North American enterprise customers, partially offset by a decrease in equipment costs to our international enterprise customers. Our “Cost of sales – equipment and other” represented 89.4% and 84.1% of “Equipment sales and other revenue” during the nine months ended September 30, 2025 and 2024, respectively. The nine months ended September 30, 2025 was negatively impacted by a one-time project charge.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $272 million for the nine months ended September 30, 2025, a decrease of $61 million, or 18.3%, as compared to 2024. The decrease was primarily attributable to lower bad debt expense, a decrease in costs to support the Broadband and Satellite Services segment and lower marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $310 million for the nine months ended September 30, 2025, a decrease of $39 million, or 11.3%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Impairments and other. “Impairments and other” totaled $282 million during the nine months ended September 30, 2025. In August 2025, we began the abandonment of certain international assets that would no longer be utilized in our business as a result of the SpaceX Transactions. As a result, we recorded non-cash impairment charges related to property and equipment and regulatory authorizations, and estimated exit, disposal and other costs. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Operating income (loss)	$(16,641,875)	$(160,767)	$(16,481,108)	*

Other income (expense):
Interest income	53,187	11,200	41,987	*
Interest expense, net of amounts capitalized	(377,072)	(81,503)	(295,569)	*
Other, net	28,953	52,107	(23,154)	(44.4)
Total other income (expense)	(294,932)	(18,196)	(276,736)	*

Income (loss) before income taxes	(16,936,807)	(178,963)	(16,757,844)	*
Income tax (provision) benefit, net	4,155,459	35,162	4,120,297	*
Effective tax rate	24.5%	19.6%
Net income (loss)	(12,781,348)	(143,801)	(12,637,547)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(152)	(1,989)	1,837	92.4
Net income (loss) attributable to EchoStar	$(12,781,196)	$(141,812)	$(12,639,384)	*

*Percentage is not meaningful.

Interest income. “Interest income” totaled $53 million during the three months ended September 30, 2025, an increase of $42 million compared to the same period in 2024. This increase primarily resulted from higher average cash and marketable investment securities balances, partially offset by lower percentage returns earned on our cash and marketable investment securities during the three months ended September 30, 2025.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $377 million during the three months ended September 30, 2025, an increase of $296 million compared to the same period in 2024. This increase primarily resulted from interest expense related to debt issuances in the third and fourth quarters of 2024, partially offset by the redemption of debt that matured in November 2024 and debt tendered for exchange and cancelled in the fourth quarter of 2024. In addition, the three months ended September 30, 2025 was negatively impacted by a $58 million decrease in capitalized interest compared to the same period in 2024 due to fewer activities that qualify for capitalization. As a result of the termination of the deployment of our 5G Network, we no longer have 5G Network activities that qualify for capitalization and as such ceased capitalizing interest on the 5G Network qualifying assets at the end of August 2025. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $29 million during the three months ended September 30, 2025, compared to income of $52 million during the same period in 2024. The three months ended September 30, 2025 was positively impacted by $22 million in asset sales and other net gains. The three months ended September 30, 2024 was positively impacted by $50 million in asset sales and other net gains and $7 million in net gains on marketable and non-marketable investment securities. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Income tax (provision) benefit, net. Our income tax benefit was $4.155 billion during the three months ended September 30, 2025, an increase of $4.120 billion compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the three months ended September 30, 2024 was impacted by federal, state and foreign valuation allowances.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Operating income (loss)	$(16,943,415)	$(241,380)	$(16,702,035)	*

Other income (expense):
Interest income	184,085	55,591	128,494	*
Interest expense, net of amounts capitalized	(942,359)	(262,077)	(680,282)	*
Other, net	105,480	(65,501)	170,981	*
Total other income (expense)	(652,794)	(271,987)	(380,807)	*

Income (loss) before income taxes	(17,596,209)	(513,367)	(17,082,842)	*
Income tax (provision) benefit, net	4,304,736	53,733	4,251,003	*
Effective tax rate	24.5%	10.5%
Net income (loss)	(13,291,473)	(459,634)	(12,831,839)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,476)	(4,855)	3,379	69.6
Net income (loss) attributable to EchoStar	$(13,289,997)	$(454,779)	$(12,835,218)	*
*	Percentage is not meaningful.

Interest income. “Interest income” totaled $184 million during the nine months ended September 30, 2025, an increase of $128 million compared to the same period in 2024. This increase primarily resulted from higher average cash and marketable investment securities balances, partially offset by lower percentage returns earned on our cash and marketable investment securities during the nine months ended September 30, 2025.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $942 million during the nine months ended September 30, 2025, an increase of $680 million compared to the same period in 2024. This increase primarily resulted from interest expense related to debt issuances in the third and fourth quarters of 2024, partially offset by the redemption of debt that matured in March and November 2024 and debt tendered for exchange and cancelled in the fourth quarter of 2024. In addition, the nine months ended September 30, 2025 was positively impacted by a $44 million increase in capitalized interest compared to the same period in 2024 due to a higher capitalization rate, partially offset by fewer activities that qualify for capitalization. As a result of the termination of the deployment of our 5G Network, we no longer have 5G Network activities that qualify for capitalization and as such ceased capitalizing interest on the 5G Network qualifying assets at the end of August 2025. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other, net. “Other, net” income totaled $105 million during the nine months ended September 30, 2025, compared to expense of $66 million during the same period in 2024. The nine months ended September 30, 2025 was positively impacted by $59 million in asset sales and other net gains, $17 million in net gains on marketable and non-marketable investment securities and $11 million of early debt extinguishment gains from the repurchases of our senior secured notes. The nine months ended September 30, 2024 was negatively impacted by a $74 million loss in equity in earnings, including $63 million from our portion of Invidi’s goodwill impairment, and $42 million in net losses and impairments on marketable and non-marketable investment securities, partially offset by $50 million in asset sales and other net gains. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $4.305 billion during the nine months ended September 30, 2025, an increase of $4.251 billion compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the nine months ended September 30, 2024 was impacted by federal, state and foreign valuation allowances.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Segment OIBDA and Adjusted OIBDA

Segment OIBDA and Adjusted OIBDA, which are presented below, are non-GAAP measures and do not purport to be alternatives to operating income (loss) as a measure of operating performance.

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

Segment Adjusted OIBDA is calculated by adding back depreciation and amortization expense and impairments and other to business segments operating income (loss). We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments as it excludes one-time, non-cash items that we do not consider to be reflective of our ongoing operating performance.

For the Three Months Ended September 30, 2025	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$549,388	$(16,883,499)	$(308,327)	$563	$(16,641,875)
Depreciation and amortization	61,049	229,615	100,730	(103)	391,291
OIBDA	610,437	(16,653,884)	(207,597)	460	(16,250,584)
Impairments and other	—	16,199,344	282,124	—	16,481,468
Adjusted OIBDA	$610,437	$(454,540)	$74,527	$460	$230,884

For the Three Months Ended September 30, 2024

Segment operating income (loss)	$588,501	$(714,062)	$(36,116)	$910	$(160,767)
Depreciation and amortization	87,502	276,702	113,642	(412)	477,434
OIBDA	676,003	(437,360)	77,526	498	316,667
Impairments and other	—	—	—	—	—
Adjusted OIBDA	$676,003	$(437,360)	$77,526	$498	$316,667

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the Nine Months Ended September 30, 2025	Pay-TV	Wireless	Broadband and Satellite Services	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,798,370	$(18,378,749)	$(364,260)	$1,224	$(16,943,415)
Depreciation and amortization	205,317	857,821	310,065	(524)	1,372,679
OIBDA	2,003,687	(17,520,928)	(54,195)	700	(15,570,736)
Impairments and other	—	16,199,344	282,124	—	16,481,468
Adjusted OIBDA	$2,003,687	$(1,321,584)	$227,929	$700	$910,732

For the Nine Months Ended September 30, 2024

Segment operating income (loss)	$1,926,361	$(2,059,532)	$(110,256)	$2,047	$(241,380)
Depreciation and amortization	258,153	864,237	349,461	(1,492)	1,470,359
OIBDA	2,184,514	(1,195,295)	239,205	555	1,228,979
Impairments and other	—	—	—	—	—
Adjusted OIBDA	$2,184,514	$(1,195,295)	$239,205	$555	$1,228,979

The changes in OIBDA and Adjusted OIBDA during the three and nine months ended September 30, 2025, compared to the same period in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

The summarized balance sheet information for the combined obligor group of the EchoStar Notes is presented in the table below.

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Current assets	$3,950,314	$6,234,658
Noncurrent assets	12,398,692	17,397,691
Current liabilities	561,925	411,704
Noncurrent liabilities	9,464,002	9,254,862
Due from non-guarantors	1,396,854	1,470,067

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The summarized results of operations information for the combined obligor group of the EchoStar Notes is presented in the table below.

For the Nine Months Ended
September 30, 2025
(In thousands)
Total revenues	$499
Operating income (loss)	(5,212,939)
Net income (loss)	(4,207,528)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Current Restricted Cash and Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our current restricted cash and cash equivalents and marketable investment securities. As of September 30, 2025, cash, cash equivalents, current restricted cash and cash equivalents, and current marketable investment securities totaled $4.043 billion compared to $5.698 billion as of December 31, 2024, a decrease of $1.655 billion. This decrease in cash, cash equivalents, current restricted cash and cash equivalents and current marketable investment securities primarily resulted from capital expenditures, net of refunds, of $1.484 billion (including capitalized interest related to regulatory authorizations), the redemption of our Term Loan due 2025 of $500 million and repurchases of our 5 1/4% Senior Secured Notes due 2026 of $123 million, partially offset by cash generated from operating activities of $326 million and $150 million in proceeds from the additional issuance of our 10 3/4% Senior Secured Notes due 2029.

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2025.

Cash flows from operating activities

For the nine months ended September 30, 2025, we reported “Net cash flows from operating activities” of $326 million primarily attributable to $269 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Impairments and other,” “Realized and unrealized losses (gains) and impairments on investments and other,” “Asset sales and other (gains) losses,” “Non-cash, stock-based compensation” expense, “Interest expense paid in kind on long-term debt,” and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes, and other working capital changes.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash flows from investing activities

For the nine months ended September 30, 2025, we reported outflows from “Net cash flows from investing activities” of $1.650 billion primarily related to capital expenditures, net of refunds, of $1.484 billion (including capitalized interest related to regulatory authorizations) and $219 million in net purchases of marketable investment securities, partially offset by $47 million in proceeds from the sale of our Fiber business.

Cash flows from financing activities

For the nine months ended September 30, 2025, we reported outflows from “Net cash flows from financing activities” of $563 million primarily related to the redemption of our Term Loan due 2025 of $500 million, repurchases of our 5 1/4% Senior Secured Notes due 2026 of $123 million, repayments of long-term debt and finance lease obligations of $60 million and repurchases of our Class A common stock of $49 million, partially offset by and $150 million in proceeds from the additional issuance of our 10 3/4% Senior Secured Notes due 2029.

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

Free cash flow can be significantly impacted from period to period by changes in “Net income (loss)” adjusted to exclude certain non-cash charges, operating assets and liabilities, “Purchases of property and equipment,” net of “Refunds and other receipts of purchases of property and equipment,” and “Capitalized interest related to regulatory authorizations.” These items are shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections on our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber additions (losses), service revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs for DISH TV subscribers, operating efficiencies, increases or decreases in purchases of property and equipment, expenditures related to our 5G Network and our Hybrid MNO Network, cash interest payments and other factors.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Net cash flows from operating activities	$325,948	$1,207,144
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	(1,483,943)	(1,843,595)
Free cash flow	$(1,157,995)	$(636,451)

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

Since we are primarily a subscriber-based company, we make subscriber-specific investments to acquire new subscribers and retain existing subscribers. While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment. Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurance that over time we will recoup or earn a return on the upfront investment.

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our churn rate and how successful we are at retaining our current subscribers.  To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our service margins. To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Our Pay-TV service margins have been reduced by, among other things, higher programming costs. Our Wireless service margins are impacted by, among other things, our MNSA agreement with T-Mobile and our NSA agreement with AT&T and the speed with which we are able to transition Wireless subscribers to our Hybrid MNO Network.  The third factor is the rate at which we acquire new Pay-TV, Wireless and Broadband subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Finally, our future cash flow is impacted by, among other things, the rate at which we incur litigation expense, make cash interest payments, participate in FCC wireless spectrum auctions and any cash flow from financing activities. We anticipate operating expenditures for our 5G Network to decrease as we have completed our 5G Network and as we transition to our Hybrid MNO network under which we will continue to operate our 5G Network core and utilize AT&T’s network services. We expect our capital expenditures (including capitalized interest) to decrease during the fourth quarter of 2025. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of September 30, 2025, we experienced negative free cash flow. We expect that this trend will continue in 2025 and in future periods until we receive the cash inflows from the AT&T Transactions and SpaceX Transactions. In addition, declines in our subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines for some if not all of our segments will not continue.

Beginning on October 1, 2025, and ending at the close of business on December 31, 2025, our 3 7/8% Convertible Secured Notes due 2030 are convertible, at the option of the holders. These notes are convertible, at our election, into cash, approximately 58 million shares of our Class A common stock or a combination thereof.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Obligations and Future Capital Requirements

Contractual Obligations

See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated from the AT&T Transactions and SpaceX Transactions, as detailed in Note 1 in the Notes to our Condensed Consolidated Financial Statements.

The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the potential purchase of additional wireless spectrum licenses, including any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC, and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2025 are expected to be driven by costs associated with our Hybrid MNO network and subscriber premises equipment. These expenditures are necessary for our Hybrid MNO network as well as to operate and maintain our DISH TV services. Consequently, we consider certain of them to be non-discretionary.

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

Term Loan Due 2025

Our Term Loan Due 2025 with an aggregate principal balance of $500 million was redeemed as of September 30, 2025.

5 1/4% Senior Secured Notes due 2026

During the nine months ended September 30, 2025, we repurchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The remaining balance of approximately $627 million matures on August 1, 2026.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2025. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The timing and closing of the AT&T Transactions and SpaceX Transactions are not certain, and are subject to certain conditions, some of which we cannot control, which could result in the AT&T Transactions or SpaceX Transactions, respectively, not being completed or being completed later than we expect, which could have a material adverse impact on our expected leverage and available cash-on-hand, as well as costs and revenues, or otherwise reducing the anticipated benefits of the AT&T Transactions and SpaceX Transactions, respectively.

The transaction agreements governing the AT&T Transactions and SpaceX Transactions (together, the “Transaction Agreements”) are subject to certain closing conditions including the satisfaction of certain antitrust, FCC and other regulatory approvals, none of which have been satisfied yet. Governmental agencies might not approve the AT&T Transactions and/or the SpaceX Transactions or may impose conditions to any such approval or require changes to the terms of such transactions. Any such condition or change could have the effect of delaying completion of the AT&T Transactions and/or SpaceX Transactions, imposing costs on or otherwise reducing the anticipated benefits of the transactions. Furthermore, under the Transaction Agreements, each party’s obligation to consummate the transactions are also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Transaction Agreements.

As a result of these conditions, we cannot provide assurance that the AT&T Transactions and/or SpaceX Transactions will be completed on the terms or timeline currently contemplated, or at all. If such conditions are not fulfilled by the deadlines in the applicable Transaction Agreements (including applicable extensions provided under the Transaction Agreements), the Transaction Agreements may be terminated and the AT&T Transactions and/or SpaceX Transactions may not be completed.

Because each of the AT&T Transactions and the SpaceX Transactions are independently reviewed by the applicable government agencies, we cannot guarantee that any of the above risks are only subject to one of the transactions and not the other. Neither the AT&T Transactions nor the SpaceX Transactions are contingent on the other. Conditions, delays or other changes placed on one transaction may only affect that transaction, but nonetheless, may adversely impact our business, financial condition, results of operations, liquidity or the market value of our securities. If completed, both the AT&T Transactions and SpaceX Transactions would result in significant cash being recognized by us and as a result, our future results and success depend on the completion of such transactions. Any delay in completion of the AT&T Transactions and SpaceX Transactions, material conditions imposed or other event or condition which negatively impacts those transactions may adversely impact our business, financial condition, results of operations, liquidity or the market value of our securities.

We do not expect approval of the AT&T Transactions or SpaceX Transactions during a government shutdown, and the continuation of a government shutdown may materially delay our ability to consummate the AT&T Transactions and/or SpaceX Transactions. Any delay in approval may adversely impact our business, financial condition, results of operations, liquidity or the market value of our securities.

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

We, and certain of our subsidiaries, currently do not have the necessary cash on hand, projected future cash flows, or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our, and certain of our subsidiaries, ability to continue as a going concern.

As of the date of this report, we and certain of our subsidiaries, currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our anticipated working capital needs, capital expenditures, interest payments, debt maturities and other contractual obligations over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern and, as a result, a ‘going concern’ disclosure appears in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We expect completion of either of the AT&T Transactions or SpaceX Transactions to fully resolve our going concern qualification, except for our Hughes Satellite Systems Corporation subsidiary. However, failure to complete the transactions or a significant reduction in consideration from the transactions may result in the continuation of our going concern qualification.

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

In the event that the going concern qualification continues after the completion or non-completion of the AT&T Transactions and SpaceX Transactions, we may take additional actions to protect our interest in our Wireless Licenses and other assets that may negatively impact the value of your investment in our securities, including, under certain circumstances, filing for relief under Chapter 11 of Title 11 of the United States Code, if we determine that such an action is in the best interests of the Company and our stakeholders.

In addition, even if we complete the AT&T Transactions and SpaceX Transactions, due to government action and creditor claims, our RAN-related infrastructure subsidiary, DISH Wireless L.L.C. (“DWLLC”), may not be able to operate as a going concern.

Certain actions that we, or certain of our subsidiaries, may take, including a potential voluntary Chapter 11 bankruptcy filing could have material adverse consequences to us and such subsidiaries, including, but not limited to: (i) disruption of relationships with vendors, suppliers, employees and customers; (ii) limitations on the ability to access capital markets or otherwise obtain financing on favorable terms or at all; (iii) limitations on the ability to take advantage of business opportunities; (iv) reputational harm; (v) potential delisting of securities from trading exchanges; and (vi) significant administrative costs and diversion of management attention. Furthermore, the outcome of any of the actions that we, or certain of our subsidiaries, may take, including a filing for relief under Chapter 11, is inherently uncertain and may result in a loss of control by our principal stockholder or a material reduction in the value or change in the relative priority of existing equity or debt securities.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock Repurchase Program

The following table provides information regarding repurchases of our Class A common stock from July 1, 2025 through September 30, 2025:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
July 1, 2025 - July 31, 2025	—	$—	—	$1,000,000
August 1, 2025 - August 31, 2025	1,789,020	$27.12	1,789,020	$951,488
September 1, 2025 - September 30, 2025	—	$—	—	$951,488
Total	1,789,020	$27.12	1,789,020	$951,488
(1)	Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2025. On October 24, 2025, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2026. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5. OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:

On September 12, 2025, Paul Orban, Executive Vice President and Chief Financial Officer, DISH, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the potential sale of up to 52,874 shares (including certain options that expire on April 1, 2034) of our Class A common stock, subject to certain conditions. The arrangement's expiration date is September 11, 2026.

On September 12, 2025, Hamid Akhvan, President and Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the potential sale of up to 285,832 shares (including certain options that expire on April 1, 2034) of our Class A common stock, subject to certain conditions. The arrangement's expiration date is September 11, 2026.

Item 6. EXHIBITS

Exhibits.

TEST

4.1◻

First Supplemental Indenture, relating to EchoStar Corporation’s 6.75% Senior Spectrum Secured Exchange Notes due 2030, dated as of September 7, 2025, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent.

4.2◻

First Supplemental Indenture, relating to EchoStar Corporation’s 3.875% Convertible Senior Secured Notes due 2030, dated as of September 7, 2025, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent.

4.3◻

Second Supplemental Indenture, relating to EchoStar Corporation’s 3.875% Convertible Senior Secured Notes due 2030, dated as of September 29, 2025, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent.

4.4◻

First Supplemental Indenture, relating to EchoStar Corporation’s 10.750% Senior Spectrum Secured Notes due 2029, dated as of September 7, 2025, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent.

10.1◻	License Purchase Agreement, dated as of August 25, 2025, by and among EchoStar Corporation and AT&T Mobility II LLC. **

10.2◻	License Purchase Agreement, dated as of September 7, 2025, by and among EchoStar Corporation, Space Exploration Technologies Corp. and Spectrum Business Trust 2025-1. **

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

99.1*

Letter to EchoStar regarding review of compliance with its federal obligations to provide 5G service throughout the United States, dated May 9, 2025 (incorporated by reference from Exhibit 99.1 to EchoStar Corporation’s Current Report on Form 8-K filed May 13, 2025).

99.2*

Letter to EchoStar regarding review of compliance with its federal obligations to provide 5G service throughout the United States, dated September 8, 2025 (incorporated by reference from Exhibit 99.1 to EchoStar Corporation’s Current Report on Form 8-K filed September 9, 2025).

101◻

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2025 filed on November 6, 2025 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

◻Filed herewith.

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
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH (Principal Financial Officer and Principal Accounting Officer)
Date: November 6, 2025