Form 10-K
period 2025-12-31
EchoStar CORP
filed 2026-03-02
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Registrant’s telephone number, including area code: (303) 723 - 1000

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

As of June 30, 2025, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $3.741 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 25, 2026, the registrant’s outstanding common stock consisted of 157,527,391 shares of Class A common stock and 131,348,468 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

SUMMARY OF RISK FACTORS

Risks Relating to Pending Transactions

●	The timing and closing of the AT&T Transactions and SpaceX Transactions are not certain, and are subject to certain conditions, some of which we cannot control, which could result in the AT&T Transactions or SpaceX Transactions, respectively, not being completed or being completed later than we expect, which could have a material adverse impact on our expected leverage and available cash-on-hand, as well as costs and revenues, or otherwise reduce the anticipated benefits of the AT&T Transactions and SpaceX Transactions, respectively.

Risks Related to Our Potential Investment in SpaceX

●	Investor expectations regarding our potential investment in SpaceX may be currently influencing our stock price, and, if so, any adverse developments relating to SpaceX, changes in market perception of SpaceX or failure to complete the SpaceX Transaction could materially and negatively impact the market price of our Class A common stock.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

i

●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

●	We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could, among other things, increase our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

ii

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We, and certain of our subsidiaries, currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our, and certain of our subsidiaries, ability to continue as a going concern.
●	We have substantial debt outstanding and may incur additional debt, and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	We are controlled by one principal stockholder who is our Chairman, President and Chief Executive Officer.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

Recent Developments

FCC Review

In the third quarter of 2025, we resolved the review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with its build-out milestones and other obligations regarding EchoStar’s federal spectrum licenses. We had previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of our compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). We responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

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

The FCC review introduced the possibility of reversing prior FCC grants of authority to us. The FCC made it clear that it viewed our spectrum as being underutilized and deemed our continued ownership of such spectrum licenses inconsistent with the public interest, and that we must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of our control, we entered into the AT&T Transactions and SpaceX Transactions, as defined below, whereby we agreed to sell a material amount of our spectrum licenses for cash and an Amended Equity Amount, as defined below. In August 2025, following these transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business, as defined in “Segments-Wireless” below. Furthermore, we believe the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of our 5G Network-related contracts.

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

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, we have agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses, including licenses exchanged as part of the Omega License Purchase Agreement, as defined and detailed in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for an aggregate purchase price of $22.650 billion in cash, subject to certain potential adjustments (the “Closing Purchase Price”). The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

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

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between DISH DBS as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the DISH 2021 Intercompany Loan (the “DISH 2021 Intercompany Loan Payoff”). The DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to DISH DBS as of December 31, 2025 for the DISH 2021 Intercompany Loan 2028 Tranche. The DISH 2021 Intercompany Loan is secured by the 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 10 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further information.

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of December 31, 2025, the aggregate principal amount outstanding of our 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

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

The description of the AT&T License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

The Sixth Amendment sets forth new terms including reduced rates if we meet certain minimum data thresholds while transitioning to a Hybrid MNO. Under a Hybrid MNO, we operate certain portions of the network infrastructure such as the network core and billing and provisioning software, while our network partner, AT&T, provides certain elements including base stations, radios, radio access network (RAN) software and spectrum frequencies. We were not obligated to transition to a Hybrid MNO or meet the specified data thresholds, but were not entitled to the terms of the Sixth Amendment unless we met such thresholds. In the fourth quarter of 2025, we gave notice to AT&T that we had met such thresholds, triggering the Sixth Amendment rates and AT&T agreed to provide these services to us through December 31, 2031.

During the term of the Sixth Amendment, we have the option to extend the Sixth Amendment up to two times for additional extension terms of 2-years each, until either December 31, 2033 or December 31, 2035 (each an “Extension Term”). The Fifth and Sixth Amendments, in addition to any Extension Term we exercise, also contain certain minimum purchase commitments.

SpaceX License Purchase Agreement

On September 7, 2025, we, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Initial SpaceX Transactions”).

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

The consideration for the Initial SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on the 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and the 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of the 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of December 31, 2025, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses.

The Spectrum Transfer Closing is expected to occur in the first half of 2026. The Spectrum Acquisition Closing is expected to occur on or about November 30, 2027, following the expiration of the make-whole period for the Seller Notes and the date on which the Convertible Notes due 2030 become eligible for redemption. If SpaceX elects to proceed with the Spectrum Acquisition Closing prior to November 30, 2027, SpaceX will be responsible for any additional amounts required to satisfy the Seller Notes, other than additional amounts payable as a result of a default under the Seller Notes.

Additionally, in connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between us and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, we have the ability to enforce the parties obligations under the Agreement. As of December 31, 2025, we have made approximately $414 million in cash interest payments on the Seller Notes, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable us to offer our Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by us to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing HughesNet customers and new Starlink customers to SpaceX. As of December 31, 2025, we had begun to utilize certain of the rights conveyed under the SpaceX License Purchase Agreement. In addition, we also have begun performing installation and other services for new Starlink customers.

The description of the SpaceX License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Amended and Restated License Purchase Agreement

On November 5, 2025, we, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”), and, together with the Initial SpaceX Transactions, (the “SpaceX Transactions”). The Amended and Restated License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among us, SpaceX and Trust.

Pursuant to the Amended and Restated SpaceX License Purchase Agreement, we and SpaceX have agreed to revise the terms of the previously announced transaction to include the transfer of up to an aggregate of 15 MHz of AWS spectrum in the frequency range of 1695–1710 MHz for each relevant license area (the “AWS-3 Licenses”) from us to SpaceX in exchange for additional consideration of $2.6 billion, all of which will be paid in SpaceX’s Class A Common Stock, valued at $212 per share. As a result of this change, the total consideration for the SpaceX Transactions has increased from $17 billion to approximately $20 billion, with up to $11 billion to be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Amended Equity Amount”).

Except as set forth above, the material terms of the Amended and Restated SpaceX License Purchase Agreement are substantially the same as the terms of the SpaceX License Purchase Agreement.

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

The foregoing description of the Amended and Restated SpaceX License Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated SpaceX License Purchase Agreement, filed as an exhibit to this Annual Report on Form 10-K.

Impairments and Other

During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business, as defined below, resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in an impairment assessment. As a result, we recorded a charge for non-cash asset impairments and other expenses related to the termination of our 5G Network deployment in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) in our Other and Broadband and Satellite Services Segments.

In addition, in connection with our annual impairment testing during the fourth quarter of 2025, we recorded a charge for non-cash asset impairments in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) in our Broadband and Satellite Services Segment related to indefinite-lived and definite-lived intangible assets and tangible assets supporting that segment.

During the year ended December 31, 2025, we recorded a total charge of $17.632 billion, $16.481 billion and $1.151 billion during the third and fourth quarters of 2025, respectively, for non-cash asset impairments and other expenses in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) in our Other and Broadband and Satellite Services Segments. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Segments

EchoStar Corporation is a holding company. Its subsidiaries currently operate four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other.

Historically, we reported three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services.

We were operating our Wireless segment primarily as an MVNO and secondarily as an MNO, each defined below, as we continued to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and grow customer traffic on our 5G Network. As a mobile virtual network operator (“MVNO”), we depended on either T-Mobile or AT&T to provide us with network services under the amended Master Network Services Agreement (as amended, the “MNSA”) and Network Services Agreement (as amended, the “NSA”), respectively. We had commenced our transition to a mobile network operator (“MNO”) as our 5G Network became commercially available and we grew our customer base on our 5G Network.

As a result of the unforeseeable actions by the FCC, as detailed above in “Recent Developments – FCC Review,” we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Hybrid MNO business.

To align with management’s view of the business, we separated the historical Wireless segment into two segments, the “Wireless” segment and the “Other” segment.

We currently operate four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other.

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

The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2025, we had 6.998 million Pay-TV subscribers in the United States, including 5.022 million DISH TV subscribers and 1.976 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of December 31, 2025, we had 7.511 million Wireless subscribers.

Prior to November 15, 2025, we were operating primarily as an MVNO utilizing network services under the MNSA and the NSA and secondarily as an MNO. In light of the AT&T Transactions, we transitioned to a hybrid MNO business model under which we continue to operate our 5G Network core and utilize AT&T’s network services (“Hybrid MNO”) and secondarily as an MVNO utilizing network services under the MNSA and the NSA. We migrated all customer traffic from our 5G Network to AT&T’s network as we transitioned to a Hybrid MNO, which we completed as of November 15, 2025.

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

We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. As of December 31, 2025, we had 739,000 Broadband subscribers.

Other

Our Other segment primarily consists of our legacy 5G Network and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed above in “Recent Developments – FCC Review,” we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we have no customer traffic on our 5G Network.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further information. Also see above in “Recent Developments – FCC Review,” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

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

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, video on demand and external hard drives. We offer several SLING TV services, including SLING Orange (our single-stream SLING domestic service), SLING Blue and Select (our multi-stream SLING domestic services), International, Latino and Freestream, among others, as well as add-on extras, direct to consumer services, pay-per-view events and a cloud-based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by, among other things, improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with DISH TV, we are focused on a message of Service, Value and Technology. We also offer a differentiated customer experience with our award-winning Hopper® platform that integrates voice control, access to apps including Netflix, Prime Video and YouTube and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our SLING Orange service and our SLING Blue service are two of the lowest priced live-linear online streaming services in the industry.

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

SLING TV services. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer domestic, International, Latino and Freestream video programming services. We offer domestic SLING TV services as a single-stream service branded SLING Orange, which includes multiple flexible subscription options, and a multi-stream service branded SLING Blue and SLING Select, which includes, among other things, the ability to stream on up to three devices simultaneously. We also offer add-on extras, direct to consumer services, pay-per-view events and a cloud-based DVR service.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Our Wireless segment provides Wireless services and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We offer customers value by providing choice and flexibility in our Wireless services.

Prior to November 15, 2025, we were operating primarily as an MVNO utilizing network services under the MNSA and the NSA and secondarily as an MNO. In light of the AT&T Transactions, we transitioned to a Hybrid MNO under which we continue to operate our 5G Network core and utilize AT&T’s network services and secondarily as an MVNO utilizing network services under the MNSA and the NSA. We migrated all customer traffic from our 5G Network to AT&T’s network as we transitioned to a Hybrid MNO, which we completed as of November 15, 2025.

Products and Services - Wireless

Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text. We also offer a variety of value-added services, including, but not limited to, device payment and protection plans, international calling and text plans and device financing arrangements for certain qualified subscribers.

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

Competition - Wireless

Wireless communication services is a mature market with moderate year over year organic growth. Competitors include, among others, providers who offer similar wireless communication services, such as talk, text and data. Competitive factors within the wireless communication services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us as the only nationwide MNOs in the United States.

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

Products and Services – Broadband and Satellite Services

We offer broadband satellite technologies and broadband internet products and services to consumer customers, which include home and small to medium-sized businesses. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We have leveraged the EchoStar XXIV satellite to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation.

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

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat and SpaceX. Both ViaSat and SpaceX have also entered the South American consumer market and additionally SpaceX has entered the Central American consumer market. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

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

OTHER

Business Strategy - Other

Our Other segment primarily consists of our legacy 5G Network and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in “Recent Developments – FCC Review” in Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we have no customer traffic on our 5G Network.

We have invested a total of over $30 billion in wireless spectrum licenses. The $30 billion of investments related to wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. A significant number of these licenses are included in the AT&T Transactions and SpaceX Transactions announced during the third quarter of 2025 as detailed in Note 1 “Recent Developments” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further information. Also see Note 1 “Recent Developments – FCC Review” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

We will need to raise additional capital in the future if the AT&T Transactions and SpaceX Transactions are not completed, which may not be available on favorable terms or at all, to, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further information.

NEW BUSINESS OPPORTUNITIES

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position or otherwise offer growth opportunities.

GOVERNMENT REGULATIONS

Our operations, particularly our global satellite operations, Pay-TV operations, our Wireless and Broadband and Satellite Services operations and our wireless spectrum licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and international, foreign, state and local authorities. We are subject to telecommunications regulation by a number of regulatory bodies including the FCC, other U.S. federal and state regulators and government agencies, the ITU and regulators and government agencies in other countries and regions where we hold licenses including the E.U., the U.K., India, Australia and several Latin American countries. We are also subject to export control laws and regulations and trade sanctions laws and regulations of the U.S. and other countries with respect to the export of telecommunications equipment and services. In addition, in the U.S. and certain other countries, we are subject to country specific approvals of our products.

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

Furthermore, any government policy changes, which could be substantial, can increase regulatory uncertainty. The adoption or modification of laws or regulations relating to video programming distribution, satellite services, wireless telecommunications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the manner in which regulations or legislation in these areas may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.

As detailed below, our Pay-TV operations are subject to FCC jurisdiction, including, without limitation, the FCC’s rules for satellite licensing, placement of satellites, interference avoidance, spectrum sharing and coordination with other satellite systems. We must comply with FCC rules promulgating public interest requirements for DBS providers, security functionality for video providers, technology standards, media ownership and carriage of cable programming. In addition, the Copyright Act of 1976 (the “Copyright Act”) and the Communications Act of 1934 (the “Communications Act”) govern our carriage of broadcast signals.

Our Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and, depending on the jurisdiction, other federal, state and local, as well as international, governmental authorities and regulatory agencies, including, among other things, regulations governing the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.

The FCC grants wireless licenses for terms of generally 10-15 years that are subject to renewal or revocation. There can be no assurances that our wireless spectrum licenses will be renewed. Failure to comply with FCC build-out requirements in a given license area may result in acceleration of other build-out requirements or in the modification, cancellation or non-renewal of licenses. For further information related to our licenses and build-out requirements related to our wireless spectrum licenses see Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Our operations are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Any failure by us, our suppliers or other parties with whom we do business to comply with these standards and practices or with other federal, state or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.

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

FCC Regulations Applicable to Our Operations

FCC Jurisdiction over Satellite Operations. Non-governmental bodies, including commercial entities, that use radio frequencies to provide communications services to, from or within the U.S. are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act gives the FCC regulatory jurisdiction over many areas relating to communications operations, including:

•	assignment of satellite radio frequencies and orbital locations to specific services and companies, the licensing of satellites and earth stations and the granting of related authorizations;
•	approval for the relocation of satellites to different orbital locations, the replacement of a satellite with another new or existing satellite and the authorization of specific earth stations to communicate with such newly relocated satellites;
•	ensuring compliance with the terms and conditions of assignments, licenses, authorizations and approvals;
•	avoiding harmful interference with other radio frequency emitters; and
•	ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations.

We hold licenses and authorizations for satellite and earth stations as well as other services. All satellite licenses issued by the FCC are subject to expiration unless extended by the FCC. Our U.S. FSS licenses generally have 15 year terms. Our DBS licenses generally have 10-year terms. Our licenses are currently set to expire at various times. In addition, at various times we have relied on special temporary authorizations for our operations. A special temporary authorization is granted for a period of only 180 days or less, subject to possible renewal by the FCC. From time to time, we apply for authorizations to use new satellites at our existing orbital locations. To obtain and operate under such FCC licenses and authorizations, we must satisfy strict legal, technical and financial qualification requirements and other conditions including, among other things, satisfaction of certain technical and ongoing due diligence obligations, construction milestones, maintenance of bonds, payment of annual regulatory fees and various reporting requirements.

Generally, our FCC licenses and special temporary authorizations have been renewed, and our applications for new satellites at our existing orbital locations have been approved, by the FCC on a routine basis, but there can be no assurance that the FCC will continue to do so. Several third parties have opposed in the past, and we expect these or other parties to oppose in the future, some of our pending and future FCC satellite applications for extensions, modifications, waivers and approvals of our licenses. Necessary approval of these applications may not be granted, may not be granted in a timely manner or may be granted subject to conditions that may be unacceptable. It is also possible the FCC could revoke or terminate certain of our authorizations or licenses if we do not meet the legal, technical and financial requirements discussed above.

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

The FCC has licensed us to operate a total of 82 DBS frequency channels at the following orbital locations:

●	21 DBS frequency channels at the 119 degree orbital location, capable of providing service to the continental United States (“CONUS”); and
●	29 DBS frequency channels at the 110 degree orbital location, capable of providing service to CONUS; and
●	32 DBS frequency channels at the 61.5 degree orbital location, capable of providing service to most of the United States.

In addition, we currently lease or have entered into agreements to lease capacity on satellites using the following spectrum at the following orbital locations:

●	16 DBS frequency channels at the 72.7 degree orbital location, which is a Canadian DBS slot that can provide service to CONUS.

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

Despite regulatory provisions intended to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business. SpaceX, Amazon’s Project Kuiper (“Kuiper”) and others have obtained FCC authority to launch, operate and provide service from, NGSO satellite systems using a variety of spectrum bands, including the 12.2-12.7 GHz band, which we use for our DBS service, and where we also have certain licenses to provide one-way terrestrial MVDDS service. When fully deployed by SpaceX, Kuiper and others, there will be tens of thousands of NGSO satellites in orbit sharing our spectrum. There can be no assurance that they will not interfere with our DBS operations and adversely affect our business or that they will not hinder our ability to provide MVDDS service.

Satellite Competition from Additional Slots and Interference. Both DirecTV and us have obtained FCC authority to provide service to the United States from Canadian DBS orbital slots. The possibility that the FCC will allow service to the United States from additional foreign slots may permit additional competition against us from other satellite providers. It may also provide a means by which to increase our available satellite capacity in the United States. In addition, a number of foreign jurisdictions, such as Great Britain and the Netherlands, have requested authority to add orbital locations serving the United States close to our licensed slots. Such operations could also cause harmful interference to our satellites and constrain our future operations.

Public Interest Requirements. The FCC imposes certain public interest obligations on our DBS licenses. These obligations require us to set aside four percent of our channel capacity exclusively for noncommercial programming for which we must charge programmers below-cost rates and for which we may not impose additional charges on subscribers. The Satellite Television Extension and Localism Act of 2010 (“STELA”) required the FCC to decrease this set-aside to 3.5 percent for satellite carriers who provide retransmission of state public affairs networks in 15 states and are otherwise qualified. While we believe we have met this threshold for carrying state public affairs networks, the FCC has not yet determined whether we qualify for this decrease in set-aside.

If we are forced to provide additional noncommercial programming, such a requirement may displace programming for which we could earn commercial rates. This in turn could adversely affect our financial results. We cannot be sure that, if the FCC were to review our methodology for processing public interest carriage requests, computing the channel capacity we must set aside or determining the rates that we charge public interest programmers, it would find them in compliance with the public interest requirements.

Retransmission Consent. The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act. If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals. This could have an adverse effect on our ability to compete with cable and other satellite companies that provide local signals. While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time, there are stations with which we have not been able to reach an agreement. We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.

In recent years, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers, which could have a material adverse effect on our business, financial condition and results of operations. The broadcast stations’ demands for higher rates have resulted in more frequent negotiating impasses and programming interruptions. During these programming interruptions, our subscribers in the affected markets lack access to popular programming and may switch to another multichannel video programming distributor (“MVPD”) that may be able to provide them with such programming. In addition, the national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional non-broadcast programming in exchange for retransmission consent of their local broadcast stations. These requirements may place constraints on available capacity on our satellites for other programming.

The STELA Reauthorization Act of 2014 (“STELAR”) prohibits television stations from coordinating or engaging in joint retransmission consent negotiations with any other local television stations, unless the stations are “directly or indirectly under common de jure control,” expanding a previous FCC ruling prohibiting joint negotiations only among the top four stations in a market. In addition, STELAR prohibits a local television station from limiting an MVPD’s ability to carry other television signals that have been deemed by the FCC to be “significantly viewed” or to carry any other television signal the MVPD is otherwise entitled to carry under the Communications Act, unless such stations are “directly or indirectly under common de jure control” pursuant to FCC regulations. We cannot predict if these restrictions on broadcasters will result in more effective retransmission consent negotiations or how the FCC would enforce these requirements.

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

Media Ownership Rules. In December 2023, the FCC concluded its 2018 quadrennial proceeding and issued an Order that, among other things, retained the FCC’s general prohibition on a broadcaster owning two or more of the top four stations in a market and added language intended to prevent broadcasters from circumventing this rule by acquiring a top four affiliation and placing it on a multicast or low power television signal on a going forward basis. In September 2025, the FCC released a Notice of Proposed Rulemaking seeking comment on “whether the Local Television Ownership Rule continues to further broadcast television service to American consumers, or whether, in light of the pressures local television stations now face, the existing rule stands in the way of their ability to better serve their local communities and allowing local broadcasters to compete.” We cannot predict whether there will be additional challenges to these rules or how the FCC may address media ownership issues going forward, either through the imposition of new rules or the relaxation of remaining ownership restrictions.

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

Cable Act and Program Access. We purchase a large percentage of our programming from cable-affiliated programmers. We may be limited in our ability to obtain access on nondiscriminatory terms, or at all, to programming from programmers that are affiliated with cable system operators. Any changes to the Cable Act or the FCC’s rules implementing it that currently limit the ability of cable-affiliated programmers to discriminate against competing businesses such as ours, could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on nondiscriminatory terms. In addition, affiliates of certain cable providers have denied us access to sports programming that they supply to their cable systems terrestrially, rather than by satellite. The FCC has held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers. However, we cannot be sure that we can prevail in a complaint related to such programming and gain access to it. Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

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

Regulations Governing our Wireless Spectrum Licenses

The FCC regulates many aspects of our wireless spectrum licenses. Generally, the FCC has jurisdiction over the construction, operation, acquisition and transfer of wireless communications systems. All wireless services require use of radio frequency spectrum, the assignment and allocation of which is subject to FCC regulations and oversight. The FCC can also determine what services can be offered and how they can be offered over certain frequency bands. For more information regarding our wireless spectrum licenses, see discussion above in “Government Regulations” and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

The FTC and other federal agencies also have jurisdiction over some consumer protection and elimination and prevention of anticompetitive business practices with respect to the provision of non-common carrier services.

Telecommunications Regulation. Many of the services we provide are subject to FCC regulation as telecommunications services. For certain services in the U.S., we are required to contribute fees, computed as a percentage of our revenue from telecommunications services to various funds, including the Universal Service Fund (“USF”) to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. Current FCC rules permit us to pass these contributions on to our customers. The FCC also requires broadband internet access and internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act, which generally requires telecommunications carriers to ensure that law enforcement agencies are able to conduct lawfully authorized surveillance of users of their services.

In addition, as a provider of telecommunications and interconnected voice over internet protocol services, we are required to abide by a number of rules related to telephony service, including, but not limited to, rules dealing with the protection of customer information and the processing of emergency calls.

Federal Trade Commission. The Federal Trade Commission (“FTC”) and other federal agencies as well as state attorneys general, also have jurisdiction over some consumer protection and elimination and prevention of anticompetitive business practices.

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

Our environmental compliance costs, capital and other expenditures to date have not been material, and we do not expect them to be material in 2026 or 2027. However, environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business and/or environmental compliance costs, capital or other expenditures.

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

See Note 15 “Contingencies – Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2025, 2024 and 2023, see Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We believe that our business is dependent on our ability to identify, hire, develop, motivate and retain a team of highly skilled personnel with knowledge of our industries. Our business will be adversely affected if we fail to effectively identify, hire, develop, motivate and retain highly skilled personnel with knowledge of our industries.

We had approximately 12,100 employees at December 31, 2025, the majority of whom were located in the United States and approximately 600 internationally. We generally consider relations with our employees to be good. Approximately 170 of our employees located in Italy and Brazil are represented by a union. Our mission is to be a global connectivity provider for people, enterprises and things.

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

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our code of ethics is available on our corporate website at https://ir.echostar.com/corporate-governance. In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	73	Chairman, President and Chief Executive Officer
Hamid Akhavan	64	Chief Executive Officer, EchoStar Capital
Paul Gaske	72	Chief Operating Officer, Hughes
Dean A. Manson	59	Chief Legal Officer and Secretary
Paul W. Orban	57	Executive Vice President and Chief Financial Officer
John W. Swieringa	48	President, Technology and Chief Operating Officer

Charles W. Ergen. Mr. Ergen has served as our Chairman, President and Chief Executive Officer since November 2025. Mr. Ergen has served as our executive Chairman since November 2009 and Chairman of the Board of Directors since our formation in 2007. Mr. Ergen served as our Chief Executive Officer from our formation in 2007 until November 2009. Mr. Ergen serves as executive Chairman and has been Chairman of the Board of Directors of DISH Network Corporation (“DISH”) since its formation and, during the past five years, has held executive officer and director positions with DISH and its subsidiaries (together with DISH, “Dish Network”) serving as the Chief Executive Officer of DISH from March 2015 to December 2017.

Hamid Akhavan. Mr. Akhavan has served as Chief Executive Officer, EchoStar Capital since November 2025. Mr. Akhavan served as our Chief Executive Officer and President from April 2022 to November 2025. Following the announcement of the agreement to enter into the business combination with DISH Network, Mr. Akhavan served as DISH Network’s Chief Executive Officer from November 2023 to December 2023. Prior to joining EchoStar, Mr. Akhavan has accumulated extensive leadership experience at major telecommunications and technology companies, including Chief Executive Officer of Unify, Inc, and Chief Executive Officer of T-Mobile International, where he also served as a member of the Board of Management of Deutsche Telekom. In recent years, Mr. Akhavan has been active in private equity and serving on the board of directors of several public and private companies.

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

Paul W. Orban. Effective February 26, 2026, Mr. Orban has served as Executive Vice President and Chief Financial Officer of EchoStar and continues to be responsible for all aspects of our finance, accounting, tax, treasury, internal audit and supply chain departments. Mr. Orban previously served as our Principal Financial Officer since the effective date of the Merger in December 2023 and continues to serve as Executive Vice President and Chief Financial Officer of DISH Network since July 2019. As Executive Vice President and Chief Financial Officer of DISH Network, Mr. Orban also has responsibility for all aspects of DISH Network’s finance, accounting, tax, treasury, internal audit and supply chain departments. Previously, Mr. Orban served as Senior Vice President and Chief Accounting Officer of DISH Network from December 2015 to July 2019, Senior Vice President and Corporate Controller from September 2006 to December 2015 and as Vice President and Corporate Controller from September 2003 to September 2006. He also served as EchoStar’s Senior Vice President and Corporate Controller pre-Merger from 2008 to 2012 pursuant to a management services agreement between DISH Network and EchoStar. Since joining DISH Network in 1996, Mr. Orban has held various other positions of increasing responsibility in our accounting department. Prior to DISH Network, Mr. Orban was an auditor with Arthur Andersen LLP.

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

Risks Relating to Pending Transactions

The timing and closing of the AT&T Transactions and SpaceX Transactions are not certain, and are subject to certain conditions, some of which we cannot control, which could result in the AT&T Transactions or SpaceX Transactions, respectively, not being completed or being completed later than we expect, which could have a material adverse impact on our expected leverage and available cash-on-hand, as well as costs and revenues, or otherwise reduce the anticipated benefits of the AT&T Transactions and SpaceX Transactions, respectively.

The transaction agreements governing the AT&T Transactions and SpaceX Transactions (together, the “Transaction Agreements”) are subject to certain closing conditions including the satisfaction of certain antitrust, FCC and other regulatory approvals, none of which have been satisfied yet. Governmental agencies might not approve the AT&T Transactions and/or the SpaceX Transactions or may impose conditions to any such approval or require changes to the terms of such transactions. Any such condition or change could have the effect of delaying completion of the AT&T Transactions and/or SpaceX Transactions, imposing costs on or otherwise reduce the anticipated benefits of the transactions. Furthermore, under the Transaction Agreements, each party’s obligation to consummate the transactions are also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Transaction Agreements.

As a result of these conditions, among other factors, we cannot provide assurance that the AT&T Transactions and/or SpaceX Transactions will be completed on the terms or timeline currently contemplated, or at all. If such conditions are not fulfilled by the deadlines in the applicable Transaction Agreements (including applicable extensions provided under the Transaction Agreements), the Transaction Agreements may be terminated and the AT&T Transactions and/or SpaceX Transactions may not be completed.

Because each of the AT&T Transactions and the SpaceX Transactions are independently reviewed by the applicable government agencies, we cannot guarantee that any of the above risks are only subject to one of the transactions and not the other. Neither the AT&T Transactions nor the SpaceX Transactions are contingent on the other. Conditions, delays or other changes placed on one transaction may only affect that transaction, but nonetheless, may adversely impact our business, financial condition, results of operations, liquidity or the market value of our securities. If completed, both the AT&T Transactions and SpaceX Transactions would result in significant cash and/or assets being recognized by us and as a result, our future results and success depend on the completion of such transactions. Any delay in completion of the AT&T Transactions and SpaceX Transactions, material conditions imposed or other event or condition which negatively impacts those transactions may adversely impact our business, financial condition, results of operations, liquidity or the market value of our securities.

We do not expect approval of the AT&T Transactions or SpaceX Transactions during a government shutdown, and the existence of a government shutdown may materially delay our ability to consummate the AT&T Transactions and/or SpaceX Transactions. Any delay in approval may adversely impact our business, financial condition, results of operations, liquidity or the market value of our securities.

Risks Related to Our Potential Investment in SpaceX

Investor expectations regarding our potential investment in SpaceX may be currently influencing our stock price, and, if so, any adverse developments relating to SpaceX, changes in market perception of SpaceX or failure to complete the SpaceX Transaction could materially and negatively impact the market price of our Class A common stock.

A portion of the recent appreciation in the trading price of our Class A common stock may appear to reflect market speculation and investor expectations regarding our potential equity investment in SpaceX. We cannot make any prediction if our potential investment may continue to influence our stock price. Because the potential SpaceX Transaction has attracted substantial investor attention, our stock price may not currently reflect the fundamentals of our business, but instead may be materially influenced by external perceptions of SpaceX’s valuation, growth prospects, media narrative and anticipated liquidity events. As a result, our stock price may become increasingly volatile and subject to factors entirely outside our control.

There is also no assurance that the potential SpaceX Transaction will be completed, including, but not limited to, because it remains subject to various closing conditions, regulatory considerations and other uncertainties. If the transaction is delayed, restructured or fails to close, our stock price could decline materially.

Even if the transaction is completed, our resulting minority, non-controlling position would limit our ability to influence SpaceX’s operations, strategic decisions, governance or risk-management practices. The valuation of any investment in SpaceX would remain inherently uncertain due to, among other factors, the absence of a public market for its shares, the need to rely on subjective valuation methodologies and the volatility typical of private-market technology ventures. Accordingly, any decline in SpaceX’s business, valuation, financing environment or perceived market trajectory may materially and adversely affect both the value of our investment and the market price of our Class A common stock.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described herein. Such providers may be able to, among other things, utilize their increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refusing to enter into data roaming agreements; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends in our Pay-TV Segment – Programming” in this Annual Report on Form 10-K for further information.

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

Furthermore, this increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn. Increasingly, we must seek to attract a greater proportion of new subscribers from our competitors’ existing subscriber bases rather than from first-time purchasers of pay-TV services. In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending and/or provide greater discounts or credits to acquire and retain subscribers who may spend less on our services. Our SLING TV subscribers on average purchase lower-priced programming services than DISH TV subscribers. Accordingly, an increase in SLING TV subscribers has a negative impact on our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease and could have a material adverse effect on our business, results of operations and financial condition.

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

New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communication services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, video game consoles and other devices, in some cases without a fee required to access the content. While our subscribers can use their traditional video subscription to access mobile programming, an increasing number of subscribers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers is developing content and technologies to satisfy that demand, including, but not limited to, certain exclusive content. For example, these technological advancements, changes in consumer behavior and the increasing number of choices available to consumers regarding the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us.

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

As a result of certain acquisitions, we have entered the wireless business. We have made substantial investments to acquire certain wireless spectrum licenses. We originally planned to commercialize our wireless spectrum licenses through the completion of our 5G Network Deployment. However, we were forced to stop that effort based on the FCC’s unequivocal position that: (i) EchoStar’s utilization of its spectrum was not acceptable based on the relatively small number of subscribers using the Boost Mobile MNO network, and (ii) that EchoStar’s continued operations failed to best serve the public interest. Due to severe uncertainty as to whether EchoStar could recoup its multibillion-dollar investments following potential FCC investigations and forfeitures, EchoStar had to abandon its plans to grow its facilities-based MNO operations and instead has pivoted to selling certain wireless spectrum licenses. As a result of, among other factors, the AT&T Transactions and the SpaceX Transaction, we have transitioned to a Hybrid MNO wireless business. A wireless services business presents certain risks. Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

●The wireless services industry is dominated by incumbents. We have limited experience in the wireless services industry, which is an industry with increasing subscriber demands for data services that require increasing capital resources to maintain a robust network. The wireless services industry has incumbent and established competitors such as Verizon, AT&T and T-Mobile, each with substantial market share. These companies have, among other things, greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack. Market saturation is expected to continue to cause subscriber growth rates in the wireless services industry to moderate in comparison to historical growth rates, leading to increased competition for subscribers. As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services. Furthermore, the cost of attracting a new subscriber is generally higher than the cost associated with retaining an existing subscriber. In addition, we face increasing competition from wireless telecommunications providers who offer mobile video offerings or partner with others to create bundled offerings. Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fifth generation of wireless communications continued to partner with providers of live and on-demand video content. As previously noted, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services. Such companies may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize their increased leverage over third-party content owners and programmers to reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 1. Business – Overview – Wireless - Business Strategy – Wireless” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Wireless Segment” in this Annual Report on Form 10-K for further information.
●Our ability to compete effectively in the wireless services industry is dependent on a number of factors. Our ability to compete effectively in the wireless services industry depends on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of subscriber service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and our capital resources. It also depends on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for and usage of data, video and other voice and non-voice services, demographic trends, economic conditions and discount pricing and other strategies that may be implemented by competitors. It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract and retain subscribers. Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive products and services to subscribers. For example, we may not be able to obtain and offer certain technologies, features or services that are subject to competitor patents or other exclusive arrangements. Our success and financial results also depend on, among other factors, our ability to achieve a lower cost structure in our Hybrid MNO. As we continue to transition our business to a Hybrid MNO from an MVNO, our results of operations and financial performance will depend in part on our ability to offer wireless services more cost effectively than we are able to do so through the use of our current MVNO agreements.

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
●Wireless services and our wireless spectrum licenses are subject to government regulation. Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities. These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to further commercialize our wireless spectrum licenses or acquire additional licenses. The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to, among other things, how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally 10-12 years that are subject to acceleration, renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands. For example, the FCC currently has an open proceeding considering whether to permit MVDDS licensees to become Fixed Service operators. We cannot predict either the outcome of this proceeding or any potential impact it might have on our operations. There can be no assurances that our wireless spectrum licenses will be renewed or that we will be able to obtain additional licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny. If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits. If a proposed spectrum acquisition exceeds the spectrum screen trigger, such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed, in whole or in part. In addition, from time to time, we may seek modification and/or waiver of certain build out or other requirements of our licenses from the applicable government agency. Historically, we have successfully negotiated such modifications and/or waivers. However, there can be no guarantee that we will continue to be successful and that failure to meet requirements of our license may result in, among other things, adverse government action, including, but not limited to, acceleration of build out deadlines or cancellation or revocation of our licenses.

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

In July 2021, we entered into the NSA with AT&T to provide us with wireless network services. Under the NSA, we have committed to activate on AT&T a minimum percentage of certain of our Wireless subscribers and to utilize AT&T’s network for a minimum specified percentage of our domestic roaming data usage. In connection with the AT&T Transactions, we entered into an amended NSA (the “Amended NSA”), which provides for, among other things, reduced rates if we meet certain minimum data thresholds while transitioning to a hybrid MNO. In the fourth quarter of 2025, we notified AT&T that we met the minimum data thresholds and have transitioned to a hybrid MNO.

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

As a Hybrid MNO, we currently depend on T-Mobile and AT&T to provide us with network services pursuant to the MNSA and the NSA, respectively. We rely on T-Mobile and AT&T to, among other things, maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If T-Mobile or AT&T fails to do so, our subscriber activations and churn rate could be negatively impacted, which in turn could have a material adverse effect on our business, financial condition and results of operations. As a result, failure to manage these relationships, including, but not limited to, effectively activating subscribers on the optimal network, transitioning subscribers to a different network, managing the existing subscriber base and vendor relationships and meeting certain minimum commitments could have a material adverse effect on our business, financial condition and results of operations.

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

We are able to offer wireless services to our customers through our Hybrid MNO, and through our existing agreements with AT&T and T-Mobile, both of whom are competitors of ours. While our agreements with AT&T and T-Mobile had fixed terms from the date of signing that have since been amended, to the extent that either network service provider experiences, among other things, network capacity challenges or other challenges, it is possible that our subscribers could be de-prioritized for access to those networks. Further, AT&T and/or T-Mobile may decide not to renew their agreements with us at acceptable rates, or at all or impose other obligations that we are unable or unwilling to accept. Any reduction in, or loss of, access to those networks in the future could significantly impact our ability to provide services to our subscribers and in turn have a material adverse effect on our business, financial condition and results of operations.

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

In order to grow and remain competitive, we will need to adapt to changes in available technology, including, but not limited to, artificial intelligence and machine learning, continually invest in our Hybrid MNO, increase 5G Network capacity, enhance our existing service offerings and introduce new offerings to meet our current and potential subscribers’ changing service demands. Enhancing our 5G Network is subject to risks related to, among other things, equipment choices, network deployment and management and service offerings, including, but not limited to, working with our MVNO partners.

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

We may incur increased costs to acquire new subscribers and retain existing subscribers to some or all of our Pay-TV, Wireless or Broadband and Satellite Services businesses. For example, with respect to our Pay-TV business, our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter subscriber acquisition and retention policies for our DISH TV subscribers, including, but not limited to, our emphasis on activating and retaining higher quality subscribers. Retention costs with respect to our DISH TV services may be driven higher by, among other things, increased upgrades of existing subscribers’ equipment.

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

Extreme weather has the potential to directly damage our network facilities and other infrastructure and/or disrupt our ability to build and maintain portions of our network and could potentially disrupt suppliers’ ability to, among other things, provide the products and services we require to support our operations. Any such disruption could delay our Hybrid MNO plans, interrupt service for our customers, increase our costs and have a negative effect on our operating results and financial condition. The potential physical effects of extreme weather, such as storms, floods, fires, freezing conditions, sea-level rise and other adverse weather events could negatively affect our operations and infrastructure and, as a result, our financial results. Operational impacts resulting from extreme weather, such as, among other things, damage to our Hybrid MNO and/or Pay-TV infrastructure, could result in increased costs and loss of revenue. We could be required to incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such weather events. It is impossible to accurately predict the materiality of any potential losses or costs associated with extreme weather.

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

The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

●	the difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	the proper identification of current and projected subscriber needs and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

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

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices and many components that we provide to subscribers in order to deliver services from our Pay-TV, Wireless or Broadband and Satellite Services businesses. We also rely on a limited number of vendors to supply our wireless devices and wireless network equipment used in connection with our Hybrid MNO. If these vendors are unable to meet our needs because, among other things, they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.

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

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, or at all, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations, which could require us to make substantial additional investments or find alternative arrangements.

Changes in trade policies, including, but not limited to, tariffs and other restrictions, could, among other things, increase our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

We depend on suppliers, including suppliers with manufacturing in China and other countries, for various materials in our Hybrid MNO, satellite and related infrastructure, Pay-TV and Wireless businesses. Changes in U.S. or foreign trade policies, including, but not limited to, new or increased tariffs, export controls, trade restrictions or sanctions, have resulted, and may continue to result, in higher costs for the wireless devices and other equipment we procure.

Supply chain disruptions, customs delays, new compliance requirements and other challenges may cause delays in deploying network infrastructure and customer equipment, increase our operational expenses and impact our ability to meet customer demand. Although we attempt to mitigate these risks through alternative sourcing and operational efficiencies, these efforts may not be successful or sufficient.

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

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, President and Chief Executive Officer and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our businesses could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them.

Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees. In addition, we have made and will continue to make significant investments in, among other things, research, development and marketing for new products, services, satellites and related technologies, as well as entry into new business areas. Investments in new technologies, satellites and business areas are inherently dependent on these technically skilled employees as well. Competition for the services of such employees has become more intense as demand for these types of employees grows. We compete with other companies for these employees and although we strive to attract, retain, motivate and manage these employees, we may not succeed in these respects. Additionally, if we were to lose certain key technically skilled employees, the loss of knowledge and intellectual capital might have an adverse impact on our business. Furthermore, we believe that our wireless business, including, but not limited to, our ability to operate our Hybrid MNO, is dependent on our ability to identify, hire, develop, motivate and retain a team of highly skilled personnel with knowledge of the wireless industry. Our wireless business will be adversely affected if we fail to effectively hire, develop, motivate and retain highly skilled personnel with knowledge of the wireless industry.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including, among other things, intellectual property disputes. Any adverse finding in such legal proceedings, could adversely affect our business, financial condition and results of operations. See Note 15 “Contingencies – Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

In addition, many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost or to redesign those products or services in such a way as to avoid infringing the intellectual property.

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

Our products and networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks and end-user devices, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell, in a timely manner or at all. The occurrence of, and failure to remedy, any defects, errors or failures in our products or network services could materially affect our business. As a result, any defect or other problem may adversely affect our business, financial condition and results of operations.

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

We rely on certain third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV, Wireless and Broadband and Satellite Services businesses. Some of our key systems and operations, including, but not limited to, those supplied by certain third-party providers, are not fully redundant and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could, among other things, disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new Pay-TV, Wireless, and Broadband subscribers.

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

In addition, cybersecurity threat actors are increasingly sophisticated through various techniques that involve social engineering and/or misrepresentation. Techniques used in cyber-attacks to obtain unauthorized access to, disable or sabotage information technology systems are increasingly diverse and sophisticated, including as a result of emerging technologies, such as artificial intelligence and machine learning. Data breaches and other cybersecurity events have become increasingly commonplace, including, but not limited to, as a result of the intensification of state-sponsored cyber-attacks during periods of geopolitical conflict. Various events described above have occurred in the past and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may be material, including, but not limited to, increase in our DISH TV and Wireless churn rates, reduced new subscriber activations and reputational harm which could increase or accelerate any of the above risks.

The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems run the risk of damage, intrusion or disruption from, among other things, criminal and/or terrorist attacks, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing and/or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Failure to respond, mitigate and/or remedy any cyber-attack or other information technology failure on a timely basis or at all, could materially affect our business.

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

As of the date of this report, we and certain of our subsidiaries, currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our anticipated working capital needs, capital expenditures, interest payments, debt maturities and other contractual obligations over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern and, as a result, a ‘going concern’ disclosure appears in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

In the event that the going concern qualification continues after the completion or non-completion of the AT&T Transactions and SpaceX Transactions, we may take additional actions to protect our interest in our wireless spectrum licenses and other assets that may negatively impact the value of your investment in our securities, including, under certain circumstances, filing for relief under Chapter 11 of Title 11 of the United States Code, if we determine that such an action is in the best interests of the Company and our stakeholders.

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

As of December 31, 2025, our total debt, finance lease and other obligations (including current portion) outstanding, including the debt of our subsidiaries, was $25.980 billion. Our debt levels could have significant consequences, including, but not limited to;

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

We have invested a total of over $30 billion to acquire certain wireless spectrum licenses. We may need to make significant additional investments or partner with others to, among other things, further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our Hybrid MNO, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all.

There is no assurance that the FCC will find our buildout activities sufficient to meet the build-out requirements to which our wireless spectrum licenses are subject. Failure to comply with FCC build-out requirements and/or renewal requirements in a given license area could result in, among other things, acceleration of the build-out deadlines or revocation of the license for that license area. The revocation of a material portion of our wireless spectrum licenses would have a significant material adverse effect on our future business, results of operations and financial condition. As a result of the unforeseeable actions by the FCC, as detailed in “Recent Developments – FCC Review” in Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business.

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

We may be unable to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions, and such transactions, if executed, may pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including, but not limited to:

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

In the event the conditional conversion features of the convertible Notes are triggered, holders of these instruments will be entitled to convert their convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock which would dilute equity holders, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2025. We depend on our third-party vendors’ internal controls and rely on these controls when evaluating the effectiveness of our internal controls. If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.

Risks Related to Ownership of our Common Stock

We are controlled by one principal stockholder who is our Chairman, President and Chief Executive Officer

Charles W. Ergen, our Chairman, President and Chief Executive Officer, beneficially owns approximately 51.3% of our total equity securities (assuming conversion of the Class B common stock beneficially owned by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days) and beneficially owns approximately 90.4% of the total voting power of all classes of shares (assuming no conversion of any Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days).  Through his beneficial ownership of our equity securities, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the NASDAQ listing rules and, therefore, are not subject to NASDAQ requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Pursuant to the Amended Support Agreement (which was signed as part of the completed acquisition on December 31, 2023 of DISH Network by us pursuant to the Amended and Restated Agreement and Plan of Merger, (the “Merger”)), Mr. Ergen and the other Ergen Stockholders have agreed not to vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them, other than with respect to any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing of the Merger. As a result, Mr. Ergen’s effective total voting power is approximately 89.5%.

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

As discussed above, Mr. Ergen beneficially owns approximately 51.3% of our total equity securities and approximately 90.4% of the total voting power of all classes of shares and such ownership may make it impractical for any third-party to obtain control of us.

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

Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price of our Class A common stock has fluctuated, and may continue to fluctuate widely due to many factors, some of which may be beyond our control. Many factors may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section as well as the following:

●	pandemics, crises or disasters;
●	our operating and financial performance and prospects; our quarterly or annual earnings or those of other companies in our industry compared to market expectations; future announcements or press coverage concerning our business or our competitors’ businesses;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	the size of our public float;
●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	market and industry perception of our success, or lack thereof, in pursuing our business strategies;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	changes in laws or regulations which adversely affect our industry or us;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	changes in senior management or key personnel;
●	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock or other securities;
●	adverse resolution of new or pending litigation against us; and
●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including, but not limited to, those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 1C.CYBERSECURITY

We recognize the importance of assessing, identifying, reviewing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational and legal risks including intellectual property theft or loss, fraud, extortion, harm to employees or customers and violation of data privacy or security regulation. Our framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although this does not imply that we meet all requirements under NIST.

We have a cybersecurity security program designed to identify, detect, and respond to threats and vulnerabilities, and protect the enterprise and respond and recover from cybersecurity events and incidents when they do occur. Our cybersecurity risk management program contributes significantly to the overall resilience and integrity of our business by, among other things, integrating the risk identification process in all major company initiatives and deployment processes, implementing a unified approach to managing both digital and traditional business risks, making continuous improvements and regularly reporting to management and the Board of Directors as a whole to ensure senior-level visibility.

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

We have experienced cyber-attacks and other malicious activities that disrupted our business in the past. Any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations could harm our business in the future.

We describe if and how risks from identified cybersecurity threats, including, but not limited to, as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

The Chief Information Security Officer (“CISO”) leads our information security organization responsible for overseeing our information security program. Our CISO has over 25 years of experience in various roles involving information security, including risk management and security leadership. Team members who support our information security program have relevant education, professional certifications and industry experience, including but not limited to, holding similar positions at large enterprises. The Cybersecurity team provides regular briefings, no less frequently than monthly, to senior management and other relevant teams on preparation for and, where possible prevention of cybersecurity incidents. These briefings involve risk remediation measures that should be taken to decrease, among other things, the likelihood and severability of incidents and to mitigate and manage their effects. The senior management and other members of management receive detailed updates on cybersecurity risks on a regular basis, no less frequently than monthly, or when significant risks or incidents are identified. These briefings enable the management team to, among other things, stay informed of the latest threats, assess the effectiveness of current security measures and make timely decisions on strategic security initiatives. In addition, the Board of Directors is regularly briefed, no less frequently than quarterly, on cybersecurity risks as part of its oversight functions and to ensure that cybersecurity practices align with the company’s overall risk management framework and business objectives.

We anticipate that we will continue to evaluate and address as needed our cybersecurity risk management, policies, structure, strategies and governance in order to meet our needs as the cybersecurity threat landscape evolves.

Item 2.PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

	Segment(s) Using Property	Owned	Leased
Corporate headquarters, Englewood, Colorado	All	X
General offices, Littleton, Colorado	Wireless/Other		X
General offices, engineering offices, network and manufacturing operations and shared hubs, Germantown, Maryland	Broadband and Satellite Services	X
General offices and warehouse, Griesheim, Germany	Broadband and Satellite Services	X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	Pay-TV	X
Data center, gateways, equipment and operations, Cheyenne, Wyoming	All	X
Digital broadcast operations center, Cheyenne, Wyoming	Pay-TV	X
Digital broadcast operations center and gateways, Gilbert, Arizona	Pay-TV/Broadband and Satellite Services	X
Engineering offices and service center, Englewood, Colorado	Pay-TV	X
Warehouse, Denver, Colorado	Pay-TV	X
Warehouse and distribution center, Spartanburg, South Carolina	Pay-TV/Wireless/Other		X
Warehouse and distribution center, Denver, Colorado	Pay-TV/Wireless/Other		X
Warehouse and distribution center, Atlanta, Georgia	Pay-TV/Wireless/Other		X

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations, customer call centers, digital broadcast operations centers strategically located in regions throughout the United States, manufacturing and testing facilities, shared hubs, regional network management centers and backup network operation and control centers. We also have several general offices in foreign countries. Furthermore, our Pay-TV segment owns or leases capacity on eight satellites, with an additional two satellites under construction, which are a major component of our DISH TV services and our Broadband and Satellite Services segment currently owns or leases capacity on seven satellites, which are a major component of the Broadband and Satellite Services segment. See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Item 3.LEGAL PROCEEDINGS

See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “SATS.” As of February 25, 2026, there were approximately 8,093 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 25, 2026, all of the 131,348,468 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family. There is currently no trading market for our Class B common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock Repurchase Program

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2025 through December 31, 2025.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
October 1, 2025 - October 31, 2025	—	$—	—	$1,000,000
November 1, 2025 - November 30, 2025	1,789,020	$27.12	1,789,020	$951,488
December 1, 2025 - December 31, 2025	—	$—	—	$951,488
Total	1,789,020	$27.12	1,789,020	$951,488
(1)	Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2026. On February 26, 2026, our Board of Directors extended the plan such that we are currently authorized to repurchase up to $2.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2026. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Recent Developments

FCC Review

In the third quarter of 2025, we resolved the review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with its build-out milestones and other obligations regarding EchoStar’s federal spectrum licenses. We had previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of our compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). We responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

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

The FCC review introduced the possibility of reversing prior FCC grants of authority to us. The FCC made it clear that it viewed our spectrum as being underutilized and deemed our continued ownership of such spectrum licenses inconsistent with the public interest, and that we must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of our control, we entered into the AT&T Transactions and SpaceX Transactions, as defined below, whereby we agreed to sell a material amount of our spectrum licenses for cash and an Amended Equity Amount, as defined below. In August 2025, following these transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business, as defined in “Segments-Wireless” below. Furthermore, we believe the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of our 5G Network-related contracts.

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

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, we have agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses, including licenses exchanged as part of the Omega License Purchase Agreement, as defined and detailed in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for an aggregate purchase price of $22.650 billion in cash, subject to certain potential adjustments (the “Closing Purchase Price”). The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

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

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between DISH DBS as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the DISH 2021 Intercompany Loan (the “DISH 2021 Intercompany Loan Payoff”). The DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to DISH DBS as of December 31, 2025 for the DISH 2021 Intercompany Loan 2028 Tranche. The DISH 2021 Intercompany Loan is secured by the 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 10 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further information.

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of December 31, 2025, the aggregate principal amount outstanding of our 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

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

The description of the AT&T License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

The Sixth Amendment sets forth new terms including reduced rates if we meet certain minimum data thresholds while transitioning to a Hybrid MNO. Under a Hybrid MNO, we operate certain portions of the network infrastructure such as the network core and billing and provisioning software, while our network partner, AT&T, provides certain elements including base stations, radios, radio access network (RAN) software and spectrum frequencies. We were not obligated to transition to a Hybrid MNO or meet the specified data thresholds, but were not entitled to the terms of the Sixth Amendment unless we met such thresholds. In the fourth quarter of 2025, we gave notice to AT&T that we had met such thresholds, triggering the Sixth Amendment rates and AT&T agreed to provide these services to us through December 31, 2031.

During the term of the Sixth Amendment, we have the option to extend the Sixth Amendment up to two times for additional extension terms of 2-years each, until either December 31, 2033 or December 31, 2035 (each an “Extension Term”). The Fifth and Sixth Amendments, in addition to any Extension Term we exercise, also contain certain minimum purchase commitments.

SpaceX License Purchase Agreement

On September 7, 2025, we, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Initial SpaceX Transactions”).

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

The consideration for the Initial SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on the 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and the 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of the 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of December 31, 2025, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses.

The Spectrum Transfer Closing is expected to occur in the first half of 2026. The Spectrum Acquisition Closing is expected to occur on or about November 30, 2027, following the expiration of the make-whole period for the Seller Notes and the date on which the Convertible Notes due 2030 become eligible for redemption. If SpaceX elects to proceed with the Spectrum Acquisition Closing prior to November 30, 2027, SpaceX will be responsible for any additional amounts required to satisfy the Seller Notes, other than additional amounts payable as a result of a default under the Seller Notes.

Additionally, in connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between us and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, we have the ability to enforce the parties obligations under the Agreement. As of December 31, 2025, we have made approximately $414 million in cash interest payments on the Seller Notes, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable us to offer our Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by us to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing HughesNet customers and new Starlink customers to SpaceX. As of December 31, 2025, we had begun to utilize certain of the rights conveyed under the SpaceX License Purchase Agreement. In addition, we also have begun performing installation and other services for new Starlink customers.

The description of the SpaceX License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Amended and Restated License Purchase Agreement

On November 5, 2025, we, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”), and, together with the Initial SpaceX Transactions, (the “SpaceX Transactions”). The Amended and Restated License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among us, SpaceX and Trust.

Pursuant to the Amended and Restated SpaceX License Purchase Agreement, we and SpaceX have agreed to revise the terms of the previously announced transaction to include the transfer of up to an aggregate of 15 MHz of AWS spectrum in the frequency range of 1695–1710 MHz for each relevant license area (the “AWS-3 Licenses”) from us to SpaceX in exchange for additional consideration of $2.6 billion, all of which will be paid in SpaceX’s Class A Common Stock, valued at $212 per share. As a result of this change, the total consideration for the SpaceX Transactions has increased from $17 billion to approximately $20 billion, with up to $11 billion to be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Amended Equity Amount”).

Except as set forth above, the material terms of the Amended and Restated SpaceX License Purchase Agreement are substantially the same as the terms of the SpaceX License Purchase Agreement.

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

The foregoing description of the Amended and Restated SpaceX License Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated SpaceX License Purchase Agreement, filed as an exhibit to this Annual Report on Form 10-K.

Future Capital Requirements

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $2.984 billion as of December 31, 2025 (“Cash on Hand”). As reflected in the consolidated financial statements as of December 31, 2025, we have $2.0 billion of debt maturing in July 2026, $1.377 billion of debt maturing in August 2026 and $2.750 billion of debt maturing in December 2026. In addition, the re-auction of certain AWS-3 licenses previously awarded to Northstar Wireless and SNR Wireless has been designated as Auction 113 and the FCC is required to initiate Auction 113 by June 23, 2026. We cannot predict with any degree of certainty the outcome of Auction 113, however, we may be required to make a maximum payment up to approximately $2.921 billion for the Northstar Re-Auction Payment and SNR Re-Auction Payment. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10 K for definitions and further information.

As detailed above, upon the closing of the AT&T Transactions, subject to certain conditions and adjustments, we will receive $22.650 billion in cash and upon the closing of the SpaceX Transactions, subject to certain conditions, we will receive approximately $22 billion in consideration which includes $20 billion upon the Spectrum Acquisition Closing in a combination of cash and the Amended Equity Amount (as defined above in “SpaceX Transactions”), and payments for the Interim Debt Service of approximately $2 billion effective with the Spectrum Transfer Closing. These transactions also contemplate the repayment of certain of our debt as described above in “AT&T Transactions” and “SpaceX Transactions,” respectively. However, until the closing of these transactions, which are subject to receipt of government approvals and other customary conditions, funding is not deemed committed and because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

We cannot provide assurances that the AT&T Transactions and SpaceX Transactions will be approved and consummated on the predicted timeline or at all.

The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Impairments and Other

During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business, as defined below, resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in an impairment assessment. As a result, we recorded a charge for non-cash asset impairments and other expenses related to the termination of our 5G Network deployment in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) in our Other and Broadband and Satellite Services Segments.

In addition, in connection with our annual impairment testing during the fourth quarter of 2025, we recorded a charge for non-cash asset impairments in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) in our Broadband and Satellite Services Segment related to indefinite-lived and definite-lived intangible assets and tangible assets supporting that segment.

During the year ended December 31, 2025, we recorded a total charge of $17.632 billion, $16.481 billion and $1.151 billion during the third and fourth quarters of 2025, respectively, for non-cash asset impairments and other expenses in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) in our Other and Broadband and Satellite Services Segments. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Segments

Historically, we reported three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services.

We were operating our Wireless segment primarily as an MVNO and secondarily as an MNO, each defined below, as we continued to commercialize our wireless spectrum licenses through the completion of our 5G Network and grow customer traffic on our 5G Network. As a mobile virtual network operator (“MVNO”), we depended on either T-Mobile or AT&T to provide us with network services under the amended Master Network Services Agreement (as amended, the “MNSA”) and Network Services Agreement (as amended, the “NSA”), respectively. We had commenced our transition to a mobile network operator (“MNO”) as our 5G Network became commercially available and we grew our customer base on our 5G Network.

As a result of the unforeseeable actions by the FCC, as detailed above in “Recent Developments – FCC Review,” we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Hybrid MNO business.

To align with management’s view of the business, we separated the historical Wireless segment into two segments, the “Wireless” segment and the “Other” segment.

We currently operate four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other.

Our Pay-TV segment offers pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. Prior to November 15, 2025, we were operating primarily as an MVNO utilizing network services under the MNSA and the NSA and secondarily as an MNO. In light of the AT&T Transactions, we transitioned to a hybrid MNO business model under which we continue to operate our 5G Network core and utilize AT&T’s network services (“Hybrid MNO”) and secondarily as an MVNO utilizing network services under the MNSA and the NSA. We migrated all customer traffic from our 5G Network to AT&T’s network as we transitioned to a Hybrid MNO, which we completed as of November 15, 2025.

Our Broadband and Satellite Services segment offers broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We have leveraged the EchoStar XXIV satellite to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

Our Other segment primarily consists of our legacy 5G Network and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed above in “Recent Developments – FCC Review,” we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we have no customer traffic on our 5G Network.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further information. Also see above in “Recent Developments – FCC Review,” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

Economic Environment

During 2024 and 2025, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

Cost of services. “Cost of services” principally includes Pay-TV programming expenses and other operating costs related to our Pay-TV segment, costs of Wireless services (including costs incurred under the MNSA and NSA and direct costs to operate our 5G Network core as part of our Hybrid MNO), costs of broadband services, maintenance and other contracted services, and costs associated with satellite and transponder leases and services. Beginning on January 1, 2024, “Cost of services” includes certain direct costs related to our 5G Network deployment, including lease expense on communication towers and other costs as a significant portion of our 5G Network was placed into service. Beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of services” excludes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs, which are now included in “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of wireless devices and other related items, the cost of broadband equipment and networks, as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized. In addition, prior to January 1, 2024, “Cost of sales – equipment and other” included certain direct costs related to our 5G Network deployment, including lease expense on communication towers and other costs, which is now included in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Furthermore, beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of sales – equipment and other” includes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs.

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

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities, derivative and/or financial liability instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities, derivative and/or financial liability instruments, the sale of businesses or business assets gains and losses, foreign currency transaction gains and losses, debt extinguishment gains and losses, and equity in earnings and losses of our affiliates.

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

SLING TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our SLING TV subscriber count. SLING TV subscriber additions are recorded net of disconnects. For customers who subscribe to multiple SLING TV packages, each customer is only counted as one SLING TV subscriber. Prior to August 2025, SLING TV customers receiving SLING TV Freestream service, non-recurring video services, or service for no charge, under certain new subscriber promotions, were excluded from our SLING TV subscriber count. Beginning in August 2025, for certain SLING TV Freestream, Day Pass, Weekend Pass and Week Pass subscribers and other non-recurring video service accounts where we receive non-recurring user and ad insertion revenue (“SLING TV Flexible Offerings”), we divide our total SLING TV Flexible Offerings revenue related to these services by the price of our lowest tier programming package under which a new subscriber can activate, and include the resulting number, which is substantially smaller than the actual number of SLING TV customers receiving SLING TV Flexible Offerings, in the SLING TV subscriber count.  The impact of this change was an increase to our third quarter of 2025 subscriber count of approximately 51,000 subscribers, representing the opening impact of the new calculation to our existing SLING TV subscriber base. All new SLING TV Flexible Offerings subscriber activations after this adjustment are included in net SLING TV subscriber additions for the period, based on the calculation above.

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

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other.

Revenue and operating income (loss) by segment are shown in the table below:

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024.

	For the Years Ended December 31,		Variance
	2025	2024	Amount	%

	(In thousands)
Revenue:
Pay-TV	$9,700,480	$10,688,204	$(987,724)	(9.2)
Wireless	3,795,675	3,594,197	201,478	5.6
Broadband and Satellite Services	1,456,052	1,575,788	(119,736)	(7.6)
Other	294,823	156,702	138,121	88.1
Eliminations	(242,041)	(189,375)	(52,666)	(27.8)
Total revenue	$15,004,989	$15,825,516	$(820,527)	(5.2)

Operating income (loss):
Pay-TV	$2,425,228	$2,647,954	$(222,726)	(8.4)
Wireless	(495,028)	(477,991)	(17,037)	(3.6)
Broadband and Satellite Services	(1,607,404)	(117,901)	(1,489,503)	*
Other	(18,047,900)	(2,353,915)	(15,693,985)	*
Eliminations	1,958	(2,217)	4,175	*
Total operating income (loss)	$(17,723,146)	$(304,070)	$(17,419,076)	*
*	Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $15.005 billion for the year ended December 31, 2025, a decrease of $821 million or 5.2% compared to the same period in 2024. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and to a lesser extent our Broadband and Satellite Services segment, partially offset by increases in revenue from our Wireless and Other segments.

Total operating income (loss). Our consolidated operating loss totaled $17.723 billion for the year ended December 31, 2025, an increase in operating loss of $17.419 billion compared to the same period in 2024. This change primarily resulted from an increase in operating loss from our Other segment and to a lesser extent our Broadband and Satellite Services and Wireless segments and a decrease in operating income from our Pay-TV segment. The year ended December 31, 2025 was adversely impacted by “Impairments and other” of: (1) $16.102 billion from our Other segment and (2) $1.530 billion from our Broadband and Satellite Services segment. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$10,688,204	$11,571,159	$(882,955)	(7.6)
Wireless	3,594,197	3,692,372	(98,175)	(2.7)
Broadband and Satellite Services	1,575,788	1,755,559	(179,771)	(10.2)
Other	156,702	91,928	64,774	70.5
Eliminations	(189,375)	(95,420)	(93,955)	(98.5)
Total revenue	$15,825,516	$17,015,598	$(1,190,082)	(7.0)

Operating income (loss):
Pay-TV	$2,647,954	$2,699,810	$(51,856)	(1.9)
Wireless	(477,991)	(643,184)	165,193	25.7
Broadband and Satellite Services	(117,901)	(458,609)	340,708	74.3
Other	(2,353,915)	(1,881,369)	(472,546)	(25.1)
Eliminations	(2,217)	5,443	(7,660)	*
Total operating income (loss)	$(304,070)	$(277,909)	$(26,161)	(9.4)
*	Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $15.826 billion for the year ended December 31, 2024, a decrease of $1.190 billion or 7.0% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and to a lesser extent our Broadband and Satellite Services and Wireless segments, partially offset by the increase in revenue from our Other segment.

Total operating income (loss). Our consolidated operating loss totaled $304 million for the year ended December 31, 2024, an increase in operating loss of $26 million compared to the same period in 2023. This change primarily resulted from an increase in operating loss from our Other segment and a decrease in operating income from our Pay-TV segment, partially offset by a decrease in operating loss from our Broadband and Satellite Services and Wireless segments.

Pay-TV Segment

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2025, we had 6.998 million Pay-TV subscribers in the United States, including 5.022 million DISH TV subscribers and 1.976 million SLING TV subscribers.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

RESULTS OF OPERATIONS – Pay-TV Segment

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$9,642,661	$10,613,653	$(970,992)	(9.1)
Equipment sales and other revenue	57,819	74,551	(16,732)	(22.4)
Total revenue	9,700,480	10,688,204	(987,724)	(9.2)

Costs and Expenses:
Cost of services	5,995,943	6,546,506	(550,563)	(8.4)
% of Service revenue	62.2%	61.7%
Cost of sales - equipment and other	40,258	80,271	(40,013)	(49.8)
Selling, general and administrative expenses	976,185	1,076,142	(99,957)	(9.3)
% of Total revenue	10.1%	10.1%
Depreciation and amortization	262,866	337,331	(74,465)	(22.1)
Total costs and expenses	7,275,252	8,040,250	(764,998)	(9.5)

Operating income (loss)	$2,425,228	$2,647,954	$(222,726)	(8.4)

Other data:
Pay-TV subscribers, as of period end (in millions)	6.998	7.778	(0.780)	(10.0)
DISH TV subscribers, as of period end (in millions)**	5.022	5.686	(0.664)	(11.7)
SLING TV subscribers, as of period end (in millions)***	1.976	2.092	(0.116)	(5.5)
Pay-TV subscriber additions (losses), net (in millions)	(0.803)	(0.748)	(0.055)	(7.4)
DISH TV subscriber additions (losses), net (in millions)	(0.636)	(0.785)	0.149	19.0
SLING TV subscriber additions (losses), net (in millions)	(0.167)	0.037	(0.204)	*
Pay-TV ARPU	$110.39	$108.90	$1.49	1.4
DISH TV subscriber additions, gross (in millions)	0.202	0.282	(0.080)	(28.4)
DISH TV churn rate	1.31%	1.46%	(0.15)%	(10.3)
DISH TV SAC	$1,204	$999	$205	20.5
Purchases of property and equipment, net of refunds (1)	$288,595	$218,473	$70,122	32.1
OIBDA	$2,688,094	$2,985,285	$(297,191)	(10.0)
*	Percentage is not meaningful.
**

During the second quarter of 2025, we removed approximately 28,000 subscribers from our period end DISH TV subscriber count representing DISH TV subscribers sold during the year ended December 31, 2025 as part of the sale of our Fiber business. This removal had no material impact on any other reported subscriber metrics, other than our period end DISH TV subscriber count.

***

Beginning in August 2025, we changed our calculation of SLING TV subscribers. The impact of this change was an increase to our period end SLING TV subscriber count of approximately 51,000 subscribers during the year ended December 31, 2025, representing the opening impact of the new calculation to our existing SLING TV subscriber base. All new SLING TV Flexible Offerings subscriber activations after this adjustment are included in net SLING TV subscriber additions for the period. This change had no material impact on any other reported subscriber metrics, other than our period end SLING TV subscriber count. See “Explanation of Key Metrics and Other Items – SLING TV subscribers” for further information.

(1) Purchases of property and equipment, net of refunds includes satellite purchases during the years ended December 31, 2025 and 2024 of $156 million and $121 million, respectively.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 636,000 net DISH TV subscribers during the year ended December 31, 2025 compared to the loss of approximately 785,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 167,000 net SLING TV subscribers during the year ended December 31, 2025 compared to the addition of approximately 37,000 net SLING TV subscribers during the same period in 2024. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber activations, partially offset by lower SLING TV subscriber disconnects in 2025 due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis. For example, in August 2025, ESPN Unlimited and FOX One sports packages were launched.

DISH TV subscribers, gross. During the year ended December 31, 2025, we activated approximately 202,000 gross new DISH TV subscribers compared to approximately 282,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 28.4%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2025 was 1.31% compared to 1.46% for the same period in 2024. Our DISH TV churn rates for the years ended December 31, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $9.643 billion for the year ended December 31, 2025, a decrease of $971 million or 9.1% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $110.39 during the year ended December 31, 2025 versus $108.90 during the same period in 2024. The $1.49 or 1.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases, partially offset by lower ad sales revenue and an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. The DISH TV programming package price increases were effective in the third quarters of 2025 and 2024, respectively and SLING TV programming package price increase was effective in the fourth quarter of 2024. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $5.996 billion during the year ended December 31, 2025, a decrease of $551 million or 8.4% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 62.2% and 61.7% of “Service revenue” during the years ended December 31, 2025 and 2024, respectively. This increase primarily related to higher programming costs per subscriber.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $976 million during the year ended December 31, 2025, a $100 million or 9.3% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower gross new DISH TV subscriber activations, and a decrease in personnel costs and professional fees. The year ended December 31, 2024 was negatively impacted by merger related costs from the DIRECTV transaction.

Depreciation and amortization. “Depreciation and amortization” expense totaled $263 million during the year ended December 31, 2025, a $74 million or 22.1% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, the expiration of our Nimiq 5 finance lease in September 2024, and our EchoStar XIV and EchoStar XV satellites being fully depreciated in May 2025 and July 2025, respectively.

DISH TV SAC. DISH TV SAC was $1,204 during the year ended December 31, 2025 compared to $999 during the same period in 2024, an increase of $205 or 20.5%. This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers. While our marketing expenditures decreased during the year ended December 31, 2025 compared to the same period in 2024, our gross new DISH TV subscriber activations decreased at a higher rate, resulting in an increase in advertising costs per subscriber.

During the years ended December 31, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $31 million and $26 million, respectively.

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

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$10,613,653	$11,385,961	$(772,308)	(6.8)
Equipment sales and other revenue	74,551	185,198	(110,647)	(59.7)
Total revenue	10,688,204	11,571,159	(882,955)	(7.6)

Costs and Expenses:
Cost of services	6,546,506	6,977,628	(431,122)	(6.2)
% of Service revenue	61.7%	61.3%
Cost of sales - equipment and other	80,271	91,164	(10,893)	(11.9)
Selling, general and administrative expenses	1,076,142	1,414,808	(338,666)	(23.9)
% of Total revenue	10.1%	12.2%
Depreciation and amortization	337,331	381,292	(43,961)	(11.5)
Impairments and other	—	6,457	(6,457)	*
Total costs and expenses	8,040,250	8,871,349	(831,099)	(9.4)

Operating income (loss)	$2,647,954	$2,699,810	$(51,856)	(1.9)

Other data:
Pay-TV subscribers, as of period end (in millions)	7.778	8.526	(0.748)	(8.8)
DISH TV subscribers, as of period end (in millions)	5.686	6.471	(0.785)	(12.1)
SLING TV subscribers, as of period end (in millions)	2.092	2.055	0.037	1.8
Pay-TV subscriber additions (losses), net (in millions)	(0.748)	(1.224)	0.476	38.9
DISH TV subscriber additions (losses), net (in millions)	(0.785)	(0.945)	0.160	16.9
SLING TV subscriber additions (losses), net (in millions)	0.037	(0.279)	0.316	*
Pay-TV ARPU	$108.90	$104.56	$4.34	4.2
DISH TV subscriber additions, gross (in millions)	0.282	0.464	(0.182)	(39.2)
DISH TV churn rate	1.46%	1.69%	(0.23)%	(13.6)
DISH TV SAC	$999	$1,118	$(119)	(10.6)
Purchases of property and equipment, net of refunds **	$218,473	$242,736	$(24,263)	(10.0)
OIBDA	$2,985,285	$3,081,102	$(95,817)	(3.1)
*	Percentage is not meaningful.
**	Purchases of property and equipment, net of refunds includes satellite purchases during the years ended December 31, 2024 and 2023 of $121 million and $105 million, respectively.

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

Impairments and other. “Impairments and other” totaled $6 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 1 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Our Wireless segment provides Wireless communication services and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of December 31, 2025, we had 7.511 million Wireless subscribers.

Prior to November 15, 2025, we were operating primarily as an MVNO utilizing network services under the MNSA and the NSA and secondarily as an MNO. In light of the AT&T Transactions, we transitioned to a Hybrid MNO under which we continue to operate our 5G Network core and utilize AT&T’s network services and secondarily as an MVNO utilizing network services under the MNSA and the NSA. We migrated all customer traffic from our 5G Network to AT&T’s network as we transitioned to a Hybrid MNO, which we completed as of November 15, 2025.

We offer customers value by providing choice and flexibility in our Wireless services. We offer competitive consumer plans with no annual service contracts and device financing arrangements for certain qualified subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text. We also offer a variety of value-added services, including, but not limited to, device payment and protection plans, international calling and text plans and device financing arrangements for certain qualified subscribers.

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

Competition. Wireless communication services is a mature market with moderate year over year organic growth. Competitors include, among others, providers who offer similar wireless communication services, such as talk, text and data. Competitive factors within the wireless communication services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us as the only nationwide MNOs in the United States.

Additional primary competitors to our Wireless segment include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), Total Wireless (owned by Verizon), Mint Mobile (owned by T-Mobile) and other MVNOs such as Consumer Cellular, Spectrum Mobile and Xfinity Mobile.

RESULTS OF OPERATIONS – Wireless Segment

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,315,978	$3,156,760	$159,218	5.0
Equipment sales and other revenue	479,697	437,437	42,260	9.7
Total revenue	3,795,675	3,594,197	201,478	5.6

Costs and Expenses:
Cost of services	2,021,765	1,880,708	141,057	7.5
% of Service revenue	61.0%	59.6%
Cost of sales - equipment and other	1,225,042	1,250,656	(25,614)	(2.0)
Selling, general and administrative expenses	926,387	787,632	138,755	17.6
% of Total revenue	24.4%	21.9%
Depreciation and amortization	117,509	153,192	(35,683)	(23.3)
Impairments and other	—	—	—	*
Total costs and expenses	4,290,703	4,072,188	218,515	5.4

Operating income (loss)	$(495,028)	$(477,991)	$(17,037)	(3.6)

Other data:
Wireless subscribers, as of period end (in millions)**	7.511	6.995	0.516	7.4
Wireless subscriber additions, gross (in millions)	2.638	2.520	0.118	4.7
Wireless subscriber additions (losses), net (in millions) ***	0.576	(0.304)	0.880	*
Wireless ARPU	$37.41	$36.57	$0.84	2.3
Wireless churn rate	2.84%	3.00%	(0.16)%	(5.3)
Purchases of property and equipment, net of refunds	$35,848	$—	$35,848	*
OIBDA	$(377,519)	$(324,799)	$(52,720)	(16.2)
*	Percentage is not meaningful.
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

Wireless subscribers. We added approximately 576,000 net Wireless subscribers during the year ended December 31, 2025 compared to the loss of approximately 304,000 net Wireless subscribers during the same period in 2024. The change in net Wireless subscribers primarily resulted from higher net Government subsidized subscribers, higher gross new Wireless subscriber activations and a lower Wireless churn rate compared to the same period in 2024. The year ended December 31, 2024 was negatively impacted by net losses of Government subsidized subscribers as a result of the ACP program funding concluding on June 1, 2024. See “Wireless Segment – ACP Subscribers” for further information. Furthermore, the second half of 2025 was impacted by our transition to a Hybrid MNO and the focus on profitable growth under our new variable cost structure.

Wireless subscribers, gross. During the year ended December 31, 2025, we activated approximately 2.638 million gross new Wireless subscribers compared to approximately 2.520 million gross new Wireless subscribers during the same period in 2024, an increase of 4.7%. This increase in gross new Wireless subscribers primarily resulted from higher marketing expenditures, new subscriber offers and promotions and growth in digital channels. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies. Furthermore, the second half of 2025 was impacted by our transition to a Hybrid MNO and the focus on profitable growth under our new variable cost structure.

Wireless churn rate. Our Wireless churn rate for the year ended December 31, 2025 was 2.84% compared to 3.00% for the same period in 2024. Our Wireless churn rates for the year ended December 31, 2025 and 2024 were positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $3.316 billion for the year ended December 31, 2025, an increase of $159 million or 5.0% compared to the same period in 2024. The increase in “Service revenue” compared to the same period in 2024 was primarily related to an increase in Wireless ARPU, discussed below, and a higher average Wireless subscriber base.

Wireless ARPU. Wireless ARPU was $37.41 during the year ended December 31, 2025 versus $36.57 during the same period in 2024. The $0.84 or 2.3% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $480 million for the year ended December 31, 2025, an increase of $42 million or 9.7% compared to the same period in 2024. The increase in “Equipment sales and other revenue” compared to the same period in 2024 was primarily related to an increase in sales of wireless devices with higher revenue per unit, partially offset by a decrease in units shipped.

Cost of services. “Cost of services” totaled $2.022 billion for the year ended December 31, 2025, an increase of $141 million or 7.5% compared to the same period in 2024. The increase in “Cost of services” compared to the same period in 2024 was primarily attributable to higher variable and retention costs, including monthly dealer incentive costs due to our emphasis on acquiring and retaining higher quality, long-term subscribers as well as a higher average Wireless subscriber base, higher data usage per subscriber and costs related to our 5G Network core. These increases were partially offset by lower network services costs per subscriber.

In light of the AT&T Transactions, we have transitioned to a Hybrid MNO, which includes operating our 5G Network core and utilizing AT&T’s network services beginning in September 2025 and prospectively. We also continue to operate as an MVNO utilizing network services under the MNSA and the NSA, respectively. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $1.225 billion for the year ended December 31, 2025, a decrease of $26 million or 2.0% compared to the same period in 2024. The decrease in “Cost of sales – equipment and other” compared to the same period in 2024 primarily resulted from a decrease in units shipped and higher vendor rebates, partially offset by an increase in sales of wireless devices with higher costs per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $926 million during the year ended December 31, 2025, a $139 million or 17.6% increase compared to the same period in 2024. This change primarily resulted from an increase in subscriber acquisition costs resulting from higher gross new Wireless subscriber activations, including higher marketing expenditures, and an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $118 million during the year ended December 31, 2025, a $36 million or 23.3% decrease compared to the same period in 2024. This change was primarily driven by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024, partially offset by an increase in depreciation and amortization expense related to our 5G Network core assets.

In light of the AT&T Transactions, we have transitioned to a Hybrid MNO, which includes operating our 5G Network core beginning in September 2025 and prospectively. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,156,760	$3,337,240	$(180,480)	(5.4)
Equipment sales and other revenue	437,437	355,132	82,305	23.2
Total revenue	3,594,197	3,692,372	(98,175)	(2.7)

Costs and Expenses:
Cost of services	1,880,708	2,022,443	(141,735)	(7.0)
% of Service revenue	59.6%	60.6%
Cost of sales - equipment and other	1,250,656	1,133,377	117,279	10.3
Selling, general and administrative expenses	787,632	859,111	(71,479)	(8.3)
% of Total revenue	21.9%	23.3%
Depreciation and amortization	153,192	221,968	(68,776)	(31.0)
Impairments and other	—	98,657	(98,657)	*
Total costs and expenses	4,072,188	4,335,556	(263,368)	(6.1)

Operating income (loss)	$(477,991)	$(643,184)	$165,193	25.7

Other data:
Wireless subscribers, as of period end (in millions) **	6.995	7.378	(0.383)	(5.2)
Wireless subscriber additions, gross (in millions)	2.520	2.743	(0.223)	(8.1)
Wireless subscriber additions (losses), net (in millions) ***	(0.304)	(0.617)	0.313	50.7
Wireless ARPU	$36.57	$36.15	$0.42	1.2
Wireless churn rate	3.00%	4.17%	(1.17)%	(28.1)
OIBDA	$(324,799)	$(421,216)	$96,417	22.9

*Percentage is not meaningful.

**

During the fourth quarter of 2024, we removed approximately 79,000 subscribers from our period end Wireless subscriber count representing Wireless subscribers whose economic interests were sold during the year ended December 31, 2024 and these subscribers migrated off our network beginning in the second quarter of 2025. This removal had no impact on any other reported subscriber metrics, other than our period end Wireless subscriber count.

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

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $437 million for the year ended December 31, 2024, an increase of $82 million or 23.2% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to wireless devices with higher revenue per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher promotional subsidies. During the year ended December 31, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $1.881 billion for the year ended December 31, 2024, a decrease of $142 million compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base, lower network services costs per subscriber and operational efficiencies, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs. The year ended December 31, 2023 was negatively impacted by the migration of subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $1.251 billion for the year ended December 31, 2024, an increase of $117 million compared to the same period in 2023. This increase primarily resulted from wireless devices with higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the year ended December 31, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $788 million during the year ended December 31, 2024, a $71 million or 8.3% decrease compared to the same period in 2023. This decrease was primarily driven by lower sales commissions and a decrease in costs to support the Wireless segment, partially offset by higher marketing expenditures. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in lower sales commissions. In addition, the year ended December 31, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Depreciation and amortization. “Depreciation and amortization” expense totaled $153 million during the year ended December 31, 2024, a $69 million or 31.0% decrease compared to the same period in 2023. This change was primarily driven by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

Impairments and other. “Impairments and other” totaled $99 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 1 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

We offer broadband satellite technologies and broadband internet products and services to consumer customers, which include home and small to medium-sized businesses. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We have leveraged the EchoStar XXIV satellite to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

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

Backlog

As of December 31, 2025, our Broadband and Satellite Services segment had approximately $1.4 billion of contracted revenue backlog. We define the Broadband and Satellite Services segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat and SpaceX. Both ViaSat and SpaceX have also entered the South American consumer market and additionally SpaceX has entered the Central American consumer market. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,081,986	$1,204,938	$(122,952)	(10.2)
Equipment sales and other revenue	374,066	370,850	3,216	0.9
Total revenue	1,456,052	1,575,788	(119,736)	(7.6)

Costs and Expenses:
Cost of services	455,511	502,740	(47,229)	(9.4)
% of Service revenue	42.1%	41.7%
Cost of sales - equipment and other	317,000	308,412	8,588	2.8
% of Equipment sales and other revenue	84.7%	83.2%
Selling, general and administrative expenses	356,318	422,741	(66,423)	(15.7)
% of Total revenue	24.5%	26.8%
Depreciation and amortization	404,645	459,796	(55,151)	(12.0)
Impairments and other	1,529,982	—	1,529,982	*
Total costs and expenses	3,063,456	1,693,689	1,369,767	80.9

Operating income (loss)	$(1,607,404)	$(117,901)	$(1,489,503)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.739	0.883	(0.144)	(16.3)
Broadband subscriber additions (losses), net (in millions)	(0.144)	(0.121)	(0.023)	(19.0)
Purchases of property and equipment, net of refunds (1)	$144,949	$212,581	$(67,632)	(31.8)
OIBDA	$(1,202,759)	$341,895	$(1,544,654)	*
*	Percentage is not meaningful.
**	Purchases of property and equipment, net of refunds includes satellite purchases during the years ended December 31, 2025 and 2024 of $31 million and $4 million, respectively.

Broadband subscribers. We lost approximately 144,000 net Broadband subscribers for the year ended December 31, 2025 compared to the loss of approximately 121,000 net Broadband subscribers during the same period in 2024. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions, partially offset by lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $1.082 billion for the year ended December 31, 2025, a decrease of $123 million, or 10.2%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $374 million for the year ended December 31, 2025, an increase of $3 million, or 0.9%, as compared to 2024. The increase was primarily attributable to an increase in hardware sales to our North American enterprise customers, partially offset by lower hardware sales to our international enterprise customers.

Cost of services. “Cost of services” totaled $456 million for the year ended December 31, 2025, a decrease of $47 million, or 9.4%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to both our North American and international consumer and enterprise customers. Our “Cost of services” represented 42.1% and 41.7% of “Service revenue” during the years ended December 31, 2025 and 2024, respectively.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $317 million for the year ended December 31, 2025, an increase of $9 million, or 2.8%, as compared to 2024. The increase was primarily attributable to higher costs of equipment to our North American enterprise customers, partially offset by a decrease in equipment costs to our international enterprise customers. Our “Cost of sales – equipment and other” represented 84.7% and 83.2% of “Equipment sales and other revenue” during the years ended December 31, 2025 and 2024, respectively. The year ended December 31, 2025 was negatively impacted by a one-time project charge.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $356 million for the year ended December 31, 2025, a decrease of $66 million, or 15.7%, as compared to 2024. The decrease was primarily attributable to lower bad debt expense, a decrease in costs to support the Broadband and Satellite Services segment and lower marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $405 million for the year ended December 31, 2025, a decrease of $55 million, or 12.0%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Impairments and other. “Impairments and other” totaled $1.530 billion during the year ended December 31, 2025. In August 2025, we began the abandonment of certain international assets that would no longer be utilized in our business as a result of the SpaceX Transactions. As a result, during the third quarter of 2025, we recorded non-cash impairment charges related to property and equipment and regulatory authorizations, and estimated exit, disposal and other costs. In addition, we recorded non-cash impairment charges primarily related to property and equipment, operating lease assets and regulatory authorizations during the fourth quarter of 2025. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,204,938	$1,443,616	$(238,678)	(16.5)
Equipment sales and other revenue	370,850	311,943	58,907	18.9
Total revenue	1,575,788	1,755,559	(179,771)	(10.2)

Costs and Expenses:
Cost of services	502,740	530,875	(28,135)	(5.3)
% of Service revenue	41.7%	36.8%
Cost of sales - equipment and other	308,412	241,570	66,842	27.7
% of Equipment sales and other revenue	83.2%	77.4%
Selling, general and administrative expenses	422,741	486,379	(63,638)	(13.1)
% of Total revenue	26.8%	27.7%
Depreciation and amortization	459,796	419,262	40,534	9.7
Impairments and other	—	536,082	(536,082)	*
Total costs and expenses	1,693,689	2,214,168	(520,479)	(23.5)

Operating income (loss)	$(117,901)	$(458,609)	$340,708	74.3

Other data:
Broadband subscribers, as of period end (in millions)	0.883	1.004	(0.121)	(12.1)
Broadband subscriber additions (losses), net (in millions)	(0.121)	(0.224)	0.103	46.0
Purchases of property and equipment, net of refunds **	$212,581	$233,423	$(20,842)	(8.9)
OIBDA	$341,895	$(39,347)	$381,242	*
*	Percentage is not meaningful.
**	Purchases of property and equipment, net of refunds includes satellite purchases during the years ended December 31, 2024 and 2023 of $4 million and $118 million, respectively.

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

Impairments and other. “Impairments and other” totaled $536 million for the year ended December 31, 2023. This impairment represents a $533 million noncash impairment charge to goodwill and a $3 million noncash impairment for long-lived assets. See Note 1 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Other Segment

Our Other segment primarily consists of our legacy 5G Network and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in “Recent Developments – FCC Review” in Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we have no customer traffic on our 5G Network.

We have invested a total of over $30 billion in wireless spectrum licenses. The $30 billion of investments related to wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. A significant number of these licenses are included in the AT&T Transactions and SpaceX Transactions announced during the third quarter of 2025 as detailed in “Recent Developments” in Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further information. Also see Note 1 “Recent Developments – FCC Review” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

We will need to raise additional capital in the future if the AT&T Transactions and SpaceX Transactions are not completed, which may not be available on favorable terms or at all, to, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further information.

RESULTS OF OPERATIONS – Other Segment

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	294,823	156,702	138,121	88.1
Total revenue	294,823	156,702	138,121	88.1

Costs and Expenses:
Cost of services	1,130,167	1,304,295	(174,128)	(13.4)
Cost of sales - equipment and other	105,296	—	105,296	*
Selling, general and administrative expenses	160,744	166,402	(5,658)	(3.4)
Depreciation and amortization	844,487	1,039,920	(195,433)	(18.8)
Impairments and other	16,102,029	—	16,102,029	*
Total costs and expenses	18,342,723	2,510,617	15,832,106	*

Operating income (loss)	$(18,047,900)	$(2,353,915)	$(15,693,985)	*

Other data:
Purchases of property and equipment, net of refunds	$496,338	$1,113,823	$(617,485)	(55.4)
OIBDA	$(17,203,413)	$(1,313,995)	$(15,889,418)	*
*	Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $295 million for the year ended December 31, 2025, an increase of $138 million or 88.1% compared to the same period in 2024. The increase in “Equipment sales and other revenue” compared to the same period in 2024 was primarily related to higher intercompany MNO revenue and leased spectrum revenue.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $1.235 billion for the year ended December 31, 2025, a decrease of $69 million compared to the same period in 2024. Beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of services” excludes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs, which are now included in “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. Beginning in September 2025, lease expense on communication towers and other related costs for our 5G Network have decreased, offset by the accretion of lease liabilities and certain liabilities established for exit, disposal and other costs related to the termination of our 5G Network deployment. We expect the accretion for these liabilities to continue prospectively. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled $844 million during the year ended December 31, 2025, a $195 million or 18.8% decrease compared to the same period in 2024. This change was primarily driven by no depreciation expense for the 5G Network assets impaired during the third quarter of 2025, partially offset by an increase in depreciation and amortization expense related to 5G Network assets being placed in service during 2024 and 2025 prior to the non-cash impairment of certain 5G Network assets during the third quarter of 2025.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business and in September 2025 we recorded a non-cash impairment for certain 5G Network assets. As a result, we no longer have depreciation expense related to these 5G Network assets effective September 2025. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Impairments and other. “Impairments and other” totaled $16.102 billion during the during the year ended December 31, 2025. This amount consists of non-cash impairment charges primarily related to our prepaids, property and equipment, regulatory authorizations and operating lease assets, and estimated exit, disposal and other costs related to the termination of our 5G Network deployment. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	156,702	91,928	64,774	70.5
Total revenue	156,702	91,928	64,774	70.5

Costs and Expenses:
Cost of services	1,304,295	—	1,304,295	*
Cost of sales - equipment and other	—	977,329	(977,329)	*
Selling, general and administrative expenses	166,402	255,380	(88,978)	(34.8)
Depreciation and amortization	1,039,920	620,685	419,235	67.5
Impairments and other	—	119,903	(119,903)	*
Total costs and expenses	2,510,617	1,973,297	537,320	27.2

Operating income (loss)	$(2,353,915)	$(1,881,369)	$(472,546)	(25.1)

Other data:
Purchases of property and equipment, net of refunds	$1,113,823	$2,586,151	$(1,472,328)	(56.9)
OIBDA	$(1,313,995)	$(1,260,684)	$(53,311)	(4.2)
*	Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” was $157 million during the year ended December 31, 2024, an increase of $65 million or 70.5% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to higher intercompany MNO revenue, partially offset by lower leased spectrum revenue.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $1.304 billion during the year ended December 31, 2024, an increase of $327 million compared to the same period in 2023. Beginning on January 1, 2024, as we had commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers and other costs related to our 5G Network. In addition, beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.”

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $166 million during the year ended December 31, 2024, a $89 million or 34.8% decrease compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” primarily driving this decrease.

Depreciation and amortization. “Depreciation and amortization” expense totaled $1.040 billion during the year ended December 31, 2024, a $419 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service.

Impairments and other. “Impairments and other” totaled $120 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 1 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

OTHER CONSOLIDATED RESULTS

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Operating income (loss)	$(17,723,146)	$(304,070)	$(17,419,076)	*

Other Income (Expense):
Interest income	228,733	116,625	112,108	96.1
Interest expense, net of amounts capitalized	(1,521,713)	(481,622)	(1,040,091)	*
Other, net	122,812	593,497	(470,685)	(79.3)
Total other income (expense)	(1,170,168)	228,500	(1,398,668)	*

Income (loss) before income taxes	(18,893,314)	(75,570)	(18,817,744)	*
Income tax (provision) benefit, net	4,386,375	(48,945)	4,435,320	*
Effective tax rate	23.2%	(64.8)%
Net income (loss)	(14,506,939)	(124,515)	(14,382,424)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(9,759)	(4,969)	(4,790)	(96.4)
Net income (loss) attributable to EchoStar	$(14,497,180)	$(119,546)	$(14,377,634)	*
*	Percentage is not meaningful.

Interest income. “Interest income” totaled $229 million during the year ended December 31, 2025, an increase of $112 million compared to the same period in 2024. This increase primarily resulted from higher average cash and marketable investment securities balances, partially offset by lower percentage returns earned on our cash and marketable investment securities during the year ended December 31, 2025.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $1.522 billion during the year ended December 31, 2025, an increase of $1.040 billion compared to the same period in 2024. This increase primarily resulted from interest expense related to debt issuances in the third and fourth quarters of 2024, partially offset by the redemption of debt that matured in March and November 2024 and debt tendered for exchange and cancelled in the fourth quarter of 2024. In addition, the year ended December 31, 2025 was negatively impacted by a $260 million decrease in capitalized interest compared to the same period in 2024 due to fewer activities that qualify for capitalization, partially offset by a higher capitalization rate. As a result of the termination of the deployment of our 5G Network, we no longer have 5G Network activities that qualify for capitalization and as such ceased capitalizing interest on the 5G Network qualifying assets at the end of August 2025. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Other, net. “Other, net” income totaled $123 million during the year ended December 31, 2025, a decrease of $471 million compared to the same period in 2024. The year ended December 31, 2025 was positively impacted by $100 million in asset sales and other net gains and $11 million of early debt extinguishment gains from the repurchases of our senior secured notes, partially offset by $10 million in net losses on marketable and non-marketable investment securities. The year ended December 31, 2024 was positively impacted by a gain on debt extinguishment of $689 million and $50 million in asset sales and other net gains, partially offset by a $73 million loss in equity in earnings, including $63 million from our portion of Invidi’s goodwill impairment, and $73 million in net losses and impairments on marketable and non-marketable investment securities. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Income tax (provision) benefit, net. Our income tax benefit was $4.386 billion during the year ended December 31, 2025, compared to a provision of $49 million during the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the year ended December 31, 2024 was impacted by federal, state and foreign valuation allowances.

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

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $482 million during the year ended December 31, 2024, an increase of $391 million compared to the same period in 2023. During the year ended December 31, 2024, as the qualifying assets, including markets within certain bands of wireless spectrum licenses, had been placed into service with the deployment of our 5G Network, we no longer capitalized interest on those assets and as a result, capitalized interest was reduced by $230 million, and interest expense increased. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. In addition, this increase resulted from interest expense related to debt issuances in the third and fourth quarters of 2024, partially offset by the redemption of debt that matured in March and November 2024 and debt tendered for exchange and cancelled in the fourth quarter of 2024.

Other, net. “Other, net” income totaled $593 million during the year ended December 31, 2024, compared to expense of $1.771 billion during the same period in 2023. The year ended December 31, 2024 was positively impacted by a gain on debt extinguishment of $689 million and $50 million in asset sales and other net gains. The year ended December 31, 2024 was also negatively impacted by a $73 million loss in equity in earnings, including $63 million from our portion of Invidi’s goodwill impairment, and $73 million in net losses and impairments on marketable and non-marketable investment securities. See Note 6 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. The year ended December 31, 2023 was negatively impacted by a $1.793 billion decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses and $26 million in net losses and impairments on marketable and non-marketable investment securities, partially offset by $73 million of early debt extinguishment gains from the repurchases of our convertible notes.

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

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Eliminations	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2025
Segment operating income (loss)	$2,425,228	$(495,028)	$(1,607,404)	$(18,047,900)	$1,958	$(17,723,146)
Depreciation and amortization	262,866	117,509	404,645	844,487	(43,958)	1,585,549
OIBDA	$2,688,094	$(377,519)	$(1,202,759)	$(17,203,413)	$(42,000)	$(16,137,597)
Impairments and other	—	—	1,529,982	16,102,029	—	17,632,011
Adjusted OIBDA	$2,688,094	$(377,519)	$327,223	$(1,101,384)	$(42,000)	$1,494,414

For the Year Ended December 31, 2024
Segment operating income (loss)	$2,647,954	$(477,991)	$(117,901)	$(2,353,915)	$(2,217)	$(304,070)
Depreciation and amortization	337,331	153,192	459,796	1,039,920	(60,046)	1,930,193
OIBDA	$2,985,285	$(324,799)	$341,895	$(1,313,995)	$(62,263)	$1,626,123
Impairments and other	—	—	—	—	—	—
Adjusted OIBDA	$2,985,285	$(324,799)	$341,895	$(1,313,995)	$(62,263)	$1,626,123

For the Year Ended December 31, 2023
Segment operating income (loss)	$2,699,810	$(643,184)	$(458,609)	$(1,881,369)	$5,443	$(277,909)
Depreciation and amortization	381,292	221,968	419,262	620,685	(45,284)	1,597,923
OIBDA	$3,081,102	$(421,216)	$(39,347)	$(1,260,684)	$(39,841)	$1,320,014
Impairments and other	6,457	98,657	536,082	119,903	—	761,099
Adjusted OIBDA	$3,087,559	$(322,559)	$496,735	$(1,140,781)	$(39,841)	$2,081,113

The changes in OIBDA and Adjusted OIBDA during the years ended December 31, 2025, 2024 and 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

GUARANTOR FINANCIAL INFORMATION

Our senior secured notes, consisting of our 10 3/4% Senior Secured Notes due 2029 and 6 3/4% Senior Secured Notes due 2030 and our 3 7/8% Convertible Secured Notes due 2030 (together, the “EchoStar Notes”), are jointly and severally guaranteed on a senior secured basis by certain of our wholly-owned subsidiaries (the “Guarantors”). The Guarantors consist of, Northstar Wireless, L.L.C., SNR Wireless LicenseCo, LLC, DBSD Corporation and Gamma Acquisition L.L.C. (the “Spectrum Assets Guarantors”) and Northstar Spectrum, LLC, SNR Wireless HoldCo, LLC, DBSD Services Limited and Gamma Acquisition HoldCo, L.L.C. (the “Equity Pledge Guarantors”).

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

Each entity in the summarized combined financial information follows the same accounting policies as described in our consolidated financial statements. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis and is derived from EchoStar’s consolidated financial statements; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due to non-Guarantor subsidiaries and related parties have been presented in separate line items.

The summarized balance sheet information for the combined obligor group of the EchoStar Notes is presented in the table below.

	As of December 31,
	2025	2024

	(In thousands)
Current assets	$2,913,656	$6,234,658
Noncurrent assets	12,386,980	17,397,691
Current liabilities	380,977	411,704
Noncurrent liabilities	9,382,826	9,254,862
Due from non-guarantors	1,378,026	1,470,067

The summarized results of operations information for the combined obligor group of the EchoStar Notes is presented in the table below.

For the Year Ended
December 31, 2025
(In thousands)
Total revenues	$667
Operating income (loss)	(5,191,392)
Net income (loss)	(4,357,280)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Current Restricted Cash and Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our current restricted cash and cash equivalents and marketable investment securities. As of December 31, 2025, our cash, cash equivalents, current restricted cash and cash equivalents and current marketable investment securities totaled $3.160 billion compared to $5.698 billion as of December 31, 2024, a decrease of $2.538 billion. This decrease in cash, cash equivalents, current restricted cash and cash equivalents and current marketable investment securities primarily resulted from capital expenditures, net of refunds, of $1.642 billion (including capitalized interest related to regulatory authorizations), redemptions and repurchases of debt of $974 million and cash used for operating activities of $99 million, partially offset by $150 million in proceeds from the additional issuance of our 10 3/4% Senior Secured Notes due 2029.

Debt Issuances and Maturities

Issuances

10 3/4% Senior Secured Notes due 2029. On May 8, 2025, we issued $150 million aggregate principal amount of our 10 3/4% Senior Secured Notes due November 30, 2029. Interest accrues at an annual rate of 10 3/4% and is payable semi-annually in cash, in arrears on May 30 and November 30 of each year, which commenced on May 30, 2025.

Maturities

Term Loan Due 2025. Our Term Loan Due 2025 with an aggregate principal balance of $500 million was redeemed as of September 30, 2025.

0% Convertible Notes due 2025. We redeemed the remaining principal balance of $138 million of our 0% Convertible Notes due 2025 as of December 15, 2025, the instrument’s maturity date.

7 3/4% Senior Notes due 2026. Our 7 3/4% Senior Notes due 2026 with a principal balance of approximately $2.0 billion mature on July 1, 2026. We expect to fund this obligation from existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated from the AT&T Transactions and SpaceX Transactions, as detailed in Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

5 1/4% Senior Secured Notes due 2026. During the year ended December 31, 2025, we repurchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The remaining balance of approximately $627 million matures on August 1, 2026. The issuer of the 5 1/4% Senior Secured Notes due 2026, our subsidiary Hughes Satellite Systems Corporation (“HSSC”), does not currently have the necessary cash and cash equivalents and marketable investment securities and/or projected future cash flows or committed financing to fund this obligation. HSSC will need to raise additional capital, refinance and/or restructure all or a portion of such obligation prior to maturity, which may not be available on favorable terms or at all. In addition, we may or may not provide additional liquidity to HSSC in the future necessary to meet this obligation.

6 5/8% Unsecured Senior Notes due 2026. Our 6 5/8% Unsecured Senior Notes due 2026 with a principal balance of approximately $750 million mature on August 1, 2026. The issuer of the 6 5/8% Unsecured Senior Notes due 2026, our subsidiary HSSC, does not currently have the necessary cash and cash equivalents and marketable investment securities and/or projected future cash flows or committed financing to fund this obligation. HSSC will need to raise additional capital, refinance and/or restructure all or a portion of such obligation prior to maturity, which may not be available on favorable terms or at all. In addition, we may or may not provide additional liquidity to HSSC in the future necessary to meet this obligation.

3 3/8% Convertible Notes due 2026. Our 3 3/8% Convertible Notes due 2026 with a principal balance of approximately $45 million matures on August 15, 2026. We expect to fund this obligation from existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated from the AT&T Transactions and SpaceX Transactions, as detailed in Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

5 1/4% Senior Secured Notes due 2026. Our 5 1/4% Senior Secured Notes due 2026 with a principal balance of approximately $2.750 billion mature on December 1, 2026. We expect to fund this obligation from existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated from the AT&T Transactions and SpaceX Transactions, as detailed in Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. During the year ended December 31, 2025 we redeemed approximately $213 million of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. The remaining balance of approximately $1.787 billion is paid monthly and the final payment is due no later than June 30, 2029.

Cash Flow

The following discussion highlights our cash flow activities during the years ended December 31, 2025, 2024 and 2023.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base, expand our infrastructure, make strategic investments, such as significant investments in our Wireless business and repay debt obligations. For the years ended December 31, 2025, 2024 and 2023, we reported “Net cash flows from operating activities” outflows of $99 million and inflows of $1.253 billion and $2.433 billion, respectively.

“Net cash flows from operating activities” from 2024 to 2025 decreased $1.352 billion primarily attributable to a $907 million decrease in income adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Impairments and other,” “Realized and unrealized losses (gains) and impairments on investments and other,” “Asset sales and other losses (gains),” “EchoStar exchange offers debt extinguishment losses (gains),” “Non-cash, stock-based compensation” expense, “Interest expense paid in kind on long-term debt,” and “Deferred tax expense (benefit).” In addition, this change also includes decreases in cash flows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including income taxes, and other working capital changes.

Net cash flows from operating activities from 2023 to 2024 decreased $1.180 billion, primarily attributable to a $815 million decrease in income adjusted to exclude non-cash charges for “Depreciation and amortization” expense, “Impairments and other,” “Realized and unrealized losses (gains) and impairments on investments and other,” “EchoStar exchange offers debt extinguishment losses (gains),” “Asset sales and other losses (gains),” “Realized and unrealized losses (gains) on derivatives,” “Non-cash, stock-based compensation” expense and “Deferred tax expense (benefit).” In addition, this change also includes decreases in cash flows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including taxes.

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative and/or financial liability instruments, and purchases of wireless spectrum licenses, capital expenditures and capitalized interest. For the years ended December 31, 2025, 2024 and 2023, we reported outflows from “Net cash flows from investing activities” of $1.405 billion, $3.048 billion and $2.809 billion, respectively.

The year ended December 31, 2025 was impacted by cash outflows primarily related to capital expenditures, net of refunds, of $1.642 billion (including capitalized interest related to regulatory authorizations), partially offset by $159 million in net sales of marketable investment securities and $47 million in proceeds from the sale of our Fiber business.

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

Cash flows from financing activities. Our financing activities generally include net proceeds related to the issuance of equity and short-term, long-term and convertible debt, cash used for the repurchase, redemption or payment of long-term debt and finance lease obligations and repurchases of our Class A common stock. For the years ended December 31, 2025, 2024 and 2023, we reported “Net cash flows from financing activities” outflows of $910 million, inflows of $4.484 billion and outflows of $277 million, respectively.

The net cash outflows in 2025 primarily related to the redemption of our Term Loan due 2025 of $500 million, the redemption of our 0% Convertible Notes due 2025 of $138 million, repurchases of our 5 1/4% Senior Secured Notes due 2026 of $123 million, redemptions of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 of $213 million, repayments of long-term debt and finance lease obligations of $70 million and repurchases of our Class A common stock of $49 million, partially offset by and $150 million in proceeds from the additional issuance of our 10 3/4% Senior Secured Notes due 2029.

The net cash inflows in 2024 primarily related to $5.204 billion in net proceeds from the issuance of our 10 3/4% Senior Secured Notes due 2029 and 3 7/8% Convertible Secured Notes due 2030, $2.365 billion in net proceeds from the Term Loans and Mandatorily Redeemable Preferred Shares due 2029, $400 million in net proceeds from the issuance of PIPE shares, partially offset by the redemption of our 2 3/8% Convertible Notes due 2024 and 5 7/8% Senior Notes due 2024 of $2.934 billion and the purchase of SNR Management’s ownership interest in SNR HoldCo of $442 million.

The net cash outflows in 2023 primarily related to the repurchases and redemption of our senior notes of $1.461 billion, net repurchases of our Convertible Notes of $110 million and repayments of long-term debt and finance lease obligations of $122 million, partially offset by $1.522 billion in net proceeds from the issuance of our 11 3/4% Senior Notes due 2027.

Free Cash Flow

We define free cash flow as “Net cash flows from operating activities” less: (i) “Purchases of property and equipment” net of “Refunds and other receipts of purchases of property and equipment,” and (ii) “Capitalized interest related to regulatory authorizations,” as shown on our Consolidated Statements of Cash Flows. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments (including strategic investments), fund acquisitions and for certain other activities. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income (loss),” “Net income (loss),” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities.”

Free cash flow can be significantly impacted from period to period by changes in “Net income (loss)” adjusted to exclude certain non-cash charges, operating assets and liabilities, “Purchases of property and equipment,” net of “Refunds and other receipts of purchases of property and equipment,” and “Capitalized interest related to regulatory authorizations.” These items are shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections on our Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber additions (losses), service revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs for DISH TV subscribers, operating efficiencies, increases or decreases in purchases of property and equipment, expenditures related to our Hybrid MNO Network, cash interest payments and other factors and historical expenditures for our 5G Network.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Net cash flows from operating activities	$(99,374)	$1,252,697	$2,432,647
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	(1,642,041)	(2,496,624)	(4,224,783)
Free cash flow	$(1,741,415)	$(1,243,927)	$(1,792,136)

Operational Liquidity

We make general investments in property such as, among others, satellites, wireless devices, set-top boxes, information technology and facilities that support our businesses. For some of these investments, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

Finally, our future cash flow is impacted by, among other things, the rate at which we incur litigation expense, make cash interest payments, participate in FCC wireless spectrum auctions and any cash flow from financing activities. We expect our capital expenditures (including capitalized interest) to continue to decrease during 2026. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of December 31, 2025, we experienced negative free cash flow. We expect that this trend will continue in 2026 and in future periods until we receive the cash inflows from the AT&T Transactions and SpaceX Transactions. In addition, declines in our subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines for some if not all of our segments will not continue.

Beginning on October 1, 2025, and ending at the close of business on March 31, 2026, our 3 7/8% Convertible Secured Notes due 2030 are convertible, at the option of the holders. These notes are convertible, at our election, into cash, a total of approximately 58 million shares of our Class A common stock, or a combination thereof. During the year ended December 31, 2025, holders converted approximately $4 million of our 3 7/8% Convertible Secured Notes due 2030.

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

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2026. During the year ended December 31, 2025, we repurchased 1,789,020 shares of our Class A common stock. On February 26, 2026, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $2.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2026. During both the years ended December 31, 2024 and 2023, there were no repurchases of our Class A common stock.

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt.

EchoStar Corporation

The indentures related to our outstanding EchoStar senior secured notes and convertible senior secured notes contain restrictive covenants that impose limitations on our and certain of our subsidiaries’ ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) make certain investments and other restricted payments; (iii) create liens; (iv) enter into certain transactions with affiliates; (v) merge or consolidate with another company; (vi) transfer or sell assets; (vii) allow to exist certain restrictions on paying dividends or other payments; and (viii) guarantor engagement in new activities. Should we fail to comply with these covenants, all or a portion of the debt under the senior secured notes could become immediately payable. The senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. In addition, the convertible senior secured notes provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase, for cash, all or part of their convertible notes. As of the date of filing of this Annual Report on Form 10-K, we were in compliance with the covenants and restrictions related to our respective long-term debt.

DISH Network and DISH DBS Corporation

The indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that impose limitations on the ability of DISH DBS and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. The indentures related to our outstanding DISH Network and DISH DBS senior secured notes contain restrictive covenants that, among other things, impose limitations on our ability and certain of our subsidiaries to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments of spectrum collateral; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. In addition, the Convertible Notes provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase, for cash, all or part of their Convertible Notes. As of the date of filing of this Annual Report on Form 10-K, we, DISH Network and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt.

Hughes Satellite Systems Corporation

The indentures related to our outstanding senior notes issued by HSSC contain restrictive covenants that impose limitations on the ability of HSSC and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make distributions on HSSC’s capital stock or repurchase HSSC’s capital stock; (iii) allow to exist certain restrictions on such subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. As of the date of filing of this Annual Report on Form 10-K, we and HSSC were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Obligations and Future Capital Requirements

Contractual Obligations

See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated from the AT&T Transactions and SpaceX Transactions, as detailed in Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the potential purchase of additional wireless spectrum licenses, including any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC, and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2026 are expected to be driven by costs associated with our Hybrid MNO network and subscriber premises equipment. These expenditures are necessary for our Hybrid MNO network as well as to operate and maintain our DISH TV services. Consequently, we consider certain of them to be non-discretionary.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from previously estimated amounts and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected prospectively in the period they occur. The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 1 and Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Indefinite-Lived Intangible Assets

We evaluate the carrying amount of intangible assets with indefinite lives for impairment annually, during the fourth quarter or more often if indicators of impairment arise.

We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test.

When a quantitative assessment is utilized, we can make our assessment by employing either the market approach or the income approach to determine whether the fair value of these licenses exceeds the carrying amount. The market approach assesses the value of our spectrum using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, such as acquisitions of spectrum or of businesses for which spectrum values can reliably be inferred. The income approach is appropriate when an indefinite-lived intangible assets value is primarily driven by its ability to generate future economic benefits assessed based on future cash flows.

During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in an impairment assessment of our Other segment spectrum licenses and certain international licenses related to our Broadband and Satellite Services segment. Historically, we determined that substantially all of our spectrum assets were acquired to construct a single asset and as such were treated as one unit of accounting for impairment testing, for both our Other segment and our Broadband and Satellite Services segment, with each segment tested independently. However, as certain bands of our Other segment spectrum licenses are being or could be sold independent of our other holdings, each band of spectrum licenses (each a “Spectrum Asset”) is now considered a separate unit of accounting. Accordingly, the carrying value of each Spectrum Asset, which consists of the original purchase price plus capitalized interest, was tested for impairment individually.

During the third quarter of 2025, management performed a quantitative assessment to determine whether the fair value of each Spectrum Asset exceeded its respective carrying amount. The quantitative assessment consisted of a market approach performed by a third-party and reviewed by management using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, either through acquisitions of spectrum or of businesses for which spectrum values can be reliably inferred. The benchmark values were then adjusted to account for our specific spectrum holdings. Through this assessment, we concluded for certain bands of spectrum we control that the fair value was less than the carrying amount, which is inclusive of cumulative capitalized interest. This conclusion was made in connection with the preparation and review of the financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

As a result, we partially impaired certain Spectrum Assets related to our Other segment, and certain international licenses related to our Broadband and Satellite Services segment, resulting in non-cash impairment charges during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

During the fourth quarter, we performed our annual impairment assessment of our indefinite-lived Broadband and Satellite Services segment licenses. We combine all of our indefinite-lived Broadband and Satellite Services segment licenses that we currently utilize or plan to utilize in the future into one unit of accounting for impairment testing (the “BSS Licenses”).

Management performed a quantitative assessment to determine whether the fair value of the BSS Licenses exceeded their aggregate carrying amount. The quantitative assessment consisted of an income approach, using a discounted cash flow model based upon several factors, including the discount rate, tax attributes and operating margins, which are all level 3 attributes within the fair value hierarchy. Through this assessment, we concluded that the fair value was less than the carrying amount. As a result, we fully impaired the BSS Licenses, resulting in a non-cash impairment charge during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset may not be recoverable if the carrying amount of the asset (or asset group) exceeds its undiscounted future net cash flows. When an asset fails the recoverability test, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. In the event of an impairment, a loss is recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved for a market participant. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, is determined by estimating the amount that a market participant would receive when selling the asset.

During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in our review for impairment of certain assets or asset groups, including the capitalized costs of our right of use (“ROU”) lease assets associated with the 5G Network, 5G Network equipment and other assets such as software and capitalized asset retirement costs, that will not be utilized in our Hybrid MNO business and certain international assets. Management determined based on our undiscounted future net cash flows that the carrying amount of certain assets, individually or as part of an asset group were not recoverable. This conclusion was made in connection with the preparation and review of the financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. Management determined the fair value of certain assets or asset groups using the market approach. Due to the specialized use and company specific nature of each asset or asset group, management determined the fair values to be nominal, resulting in non-cash impairment charges during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The BSS Licenses, as defined above, are used in conjunction with an asset group comprised of the Broadband and Satellite Services segment satellite fleet, ROU lease assets and certain other long-lived and finite-lived intangible assets, (the “BSS Asset Group”). As a result, the impairment of the BSS Licenses was considered a triggering event and resulted in our review of the BSS Asset Group for impairment. Management determined, using undiscounted future net cash flows, that the carrying amount of the BSS Asset Group is not recoverable. Management determined fair value of the BSS Asset Group using the income approach, utilizing the discounted cash flows of the BSS Asset Group, based upon several factors, including the discount rate, tax attributes and operating margins, which are all level 3 attributes within the fair value hierarchy.

We concluded the carrying amount exceeded the fair value and we partially impaired the BSS Asset group, resulting in non-cash impairment charge during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss), which was allocated ratably to the various assets based on the carrying value of the assets.

Exit and Disposal Costs

Our exit and disposal costs include, among other things, one-time employee termination benefits, costs to terminate contracts that are not a lease and other exit and disposal costs. The liability for exit and disposal costs is initially measured at fair value and we recognize the costs associated with an exit or disposal activity in the period in which the liability is incurred. The liability for our exit and disposal costs is included in “Other accrued expenses and liabilities” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. Fair value is determined under the income approach primarily using the expected present value technique that utilizes the estimated future cash flows associated with the obligation, discounted at our credit-adjusted risk-free rate plus a risk premium. Any gains and losses resulting from the difference between the recorded liability and final settlement amounts will be recognized in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The initial fair value of our exit and disposal obligations is categorized within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Subsequent to the initial measurement, our exit and disposal cost liability is periodically adjusted for revisions in the estimated timing and amount of future cash flows.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2025, our unrestricted cash, cash equivalents and current marketable investment securities had a fair value of $2.984 billion. Of that amount, a total of $2.947 billion was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity. Based on our December 31, 2025 current non-strategic investment portfolio of $2.947 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2025 of 4.4%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2025 would result in a decrease of approximately $22 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2025, we held investments in several companies, generally with publicly traded securities, with a fair value of $37 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have historically experienced, and continue to experience volatility. The fair value of these investments are subject to significant fluctuations in fair value and can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists primarily of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments during 2025 would have resulted in a decrease of $4 million in the fair value of these investments.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2025, we had $352 million of restricted cash, cash equivalents and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2025 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash, cash equivalents and marketable investment securities.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2025, we had foreign currency forward contracts with a notional amount of $4 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2025. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2025 would have resulted in an estimated loss to the cumulative translation adjustment of $34 million as of December 31, 2025.

Debt

As of December 31, 2025, we had debt of $26.353 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $31.411 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $195 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2025, primarily all of our long-term debt consisted of fixed rate indebtedness.

Derivative and/or Financial Liability Instruments

From time to time, we invest in speculative financial instruments, including derivative and/or financial liability instruments. As of December 31, 2025, we did not hold any material derivative or financial liability instruments.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Effective February 26, 2026, Paul W. Orban, age 57, was appointed as Executive Vice President and Chief Financial Officer of EchoStar and continues to be responsible for all aspects of our finance, accounting, tax, treasury, internal audit and supply chain departments. Mr. Orban previously served as our Principal Financial Officer since the effective date of the Merger in December 2023 and continues to serve as Executive Vice President and Chief Financial Officer of DISH Network since July 2019. As Executive Vice President and Chief Financial Officer of DISH Network, Mr. Orban also has responsibility for all aspects of DISH Network’s finance, accounting, tax, treasury, internal audit and supply chain departments.

Previously, Mr. Orban served as Senior Vice President and Chief Accounting Officer of DISH Network from December 2015 to July 2019, Senior Vice President and Corporate Controller from September 2006 to December 2015 and as Vice President and Corporate Controller from September 2003 to September 2006. He also served as EchoStar’s Senior Vice President and Corporate Controller pre-Merger from 2008 to 2012 pursuant to a management services agreement between DISH Network and EchoStar. Since joining DISH Network in 1996, Mr. Orban has held various other positions of increasing responsibility in our accounting department. Prior to DISH Network, Mr. Orban was an auditor with Arthur Andersen LLP.

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:

On December 9, 2025, Paul W. Orban, Executive Vice President and Chief Financial Officer, terminated his Rule 10b5-1 Plan dated September 12, 2025 for the potential sale of up to 52,874 shares of our Class A common stock.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth under the caption “Information About Our Executive Officers” in this Annual Report on Form 10-K.

Item 11.EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

Compiled Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

3.2	Compiled Bylaws of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

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

4.19*

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 24, 2021).

4.20*

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

4.21*

Security Agreement, dated as of November 26, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

4.22*

Loan and Security Agreement, dated as of November 26, 2021, between DISH DBS Corporation and DISH Network Corporation (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

4.23*

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

4.24*

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

4.26*

Second Supplemental Indenture relating to DISH Network Corporation’s 3.375% Convertible Notes due 2026, dated as of November 12, 2024, by and among EchoStar Corporation, DISH Network Corporation and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.27*

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

4.28*

Security Agreement relating to EchoStar Corporation’s 6.75% Senior Spectrum Secured Exchange Notes due 2030, dated as of November 12, 2024, by and among the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.29*

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

4.39*	Form of Second Lien Intercreditor Agreement (incorporated by reference from Exhibit 4.15 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.40*

First Supplemental Indenture, relating to EchoStar Corporation’s 6.75% Senior Spectrum Secured Exchange Notes due 2030, dated as of September 7, 2025, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2025, filed November 6, 2025).

4.41*

First Supplemental Indenture, relating to EchoStar Corporation’s 3.875% Convertible Senior Secured Notes due 2030, dated as of September 7, 2025, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2025, filed November 6, 2025).

4.42*

Second Supplemental Indenture, relating to EchoStar Corporation’s 3.875% Convertible Senior Secured Notes due 2030, dated as of September 29, 2025, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent(incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2025, filed November 6, 2025).

4.43*

First Supplemental Indenture, relating to EchoStar Corporation’s 10.750% Senior Spectrum Secured Notes due 2029, dated as of September 7, 2025, by and among EchoStar Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference to Exhibit 4.4 to EchoStar Corporation’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2025, filed November 6, 2025).

4.44☐

Additional Secured Party Joinder, dated as of February 13, 2026, to the Security Agreement dated as of June 8, 2011, among U.S. Bank National Association, as trustee and successor collateral agent, and Hughes Satellite Systems Corporation.

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

10.32*	2002 Class B CEO Stock Option Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

10.33*	DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014). **

10.34*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009). **

10.35*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (Northstar Wireless) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015).

10.36*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (SNR Wireless) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015).

10.37*	Form of Base/Additional Note Hedge Transaction Confirmation (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).

10.38*	Form of Base/Additional Warrant Transaction Confirmation (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).

10.39*	Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016). **

10.40*	Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018). **

10.41*	DISH Network Corporation 2019 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 19, 2019). **

10.42*	Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.43*	Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.44*	Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.45*

Amended and Restated Support Agreement, dated as of October 2, 2023, by and among DISH Network, EchoStar and the Ergen Stockholders (attached to the prospectus which forms a part of this registration statement as Annex B) (incorporated by reference from Exhibit 10.1 to the Amendment No. 1 on Form S-4 of EchoStar filed on November 6, 2023).

10.46*

Letter Agreement, dated as of October 2, 2023, by and between EchoStar and John W. Swieringa (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 on Form S-4 of EchoStar filed on November 6, 2023).**

10.47*

Registration Rights Agreement, dated as of December 31, 2025, among EchoStar Corporation, Charles W. Ergen, Cantey M. Ergen and the other signatories thereto (incorporated by reference from Exhibit 10.1 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

10.48*	Form of Warrant Amendment Letter Agreement (incorporated by reference from Exhibit 4.8 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

10.49*	Form of Warrant Guarantee (incorporated by reference from Exhibit 4.9 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

10.50*	Form of Note Hedge Amendment Letter Agreement (incorporated by reference from Exhibit 4.11 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

10.51*

Loan and Security Agreement, dated September 29, 2024, by and among DISH DBS Issuer LLC, as borrower, Alter Domus (US) LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

10.52*

License Purchase Agreement, dated as of August 25, 2025, by and among EchoStar Corporation and AT&T Mobility II LLC (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2025, filed November 6, 2025). ***

10.53*

License Purchase Agreement, dated as of September 7, 2025, by and among EchoStar Corporation, Space Exploration Technologies Corp. and Spectrum Business Trust 2025-1 (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2025, filed November 6, 2025). ***

10.54*

Letter Agreement, dated as of December 26, 2025, by and between EchoStar and Hamid Akhavan (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K of EchoStar Corporation filed December 29, 2025).**

10.55☐	Amended and Restated License Purchase Agreement, dated as of November 5, 2025, by and among EchoStar Corporation, Space Exploration Technologies Corp. and Spectrum Business Trust 2025-1.***

19☐	EchoStar Corporation’s Insider Trading Policy.

21☐	Subsidiaries of EchoStar Corporation.

22◻	List of Subsidiary Guarantors.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐

Power of Attorney authorizing Dean A. Manson as signatory for Kathleen Q. Abernathy, Hamid Akhavan, George R. Brokaw, Stephen J. Bye, James DeFranco, R. Stanton Dodge, Cantey M. Ergen, Lisa W. Hershman, Tom A. Ortolf and William D. Wade.

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

99.3*

Letter to EchoStar regarding review of compliance with its federal obligations to provide 5G service throughout the United States, dated September 8, 2025 (incorporated by reference from Exhibit 99.1 to EchoStar Corporation’s Current Report on Form 8-K filed September 9, 2025).

101☐

The following materials from the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed on March 2, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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
Paul W. Orban
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	President and Chief Executive Officer and Chairman	March 2, 2026
Charles W. Ergen	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	March 2, 2026
Paul W. Orban	(Principal Financial Officer and Principal Accounting Officer)

*	Director	March 2, 2026
Kathleen Q. Abernathy

*	Director	March 2, 2026
Hamid Akhavan

*	Director	March 2, 2026
George R. Brokaw

*	Director	March 2, 2026
Stephen J. Bye

*	Director	March 2, 2026
James DeFranco

*	Director	March 2, 2026
R. Stanton Dodge

*	Director	March 2, 2026
Cantey M. Ergen

*	Director	March 2, 2026
Lisa W. Hershman

*	Director	March 2, 2026
Tom A. Ortolf

*	Director	March 2, 2026
William D. Wade

* By:	/s/ Dean A. Manson
Dean A. Manson
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

EchoStar Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant debts maturing in 2026 and does not have the necessary cash on hand, projected cash flows, or committed financing to fund its obligations for at least twelve months from the issuance of these consolidated financial statements that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sufficiency of audit evidence over revenue

As discussed in Note 16 to the consolidated financial statements, the Company reported $15.0 billion in total revenue for the year ended December 31, 2025, which included Pay-TV, Wireless, Broadband and Satellite Services and Other segment revenue of $9.7 billion, $3.8 billion, $1.5 billion and $0.3 billion, respectively. These categories of revenue have multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

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

Impairment of spectrum assets

As discussed in Notes 1 and 8 to the consolidated financial statements, the carrying value of the Company’s Regulatory Authorizations is $34.549 billion as of December 31, 2025, which includes spectrum assets. During the third quarter of 2025, management, assisted by a third party, performed a quantitative assessment using a market approach to determine fair value using benchmarks based on market transactions, including spectrum auctions and secondary market transactions. The benchmark values were then adjusted to account for the specific spectrum holdings of the Company. Through this assessment, the Company concluded for certain spectrum assets that the fair value was less than the carrying amount and as a result, the Company partially impaired certain spectrum assets, resulting in non-cash impairment charges of $5.334 billion.

We identified the evaluation of the impairment of certain spectrum assets as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and complex judgment was involved in performing procedures over the benchmark values used to estimate the fair value of certain spectrum assets. Minor changes in these assumptions could have had a significant effect on the measurement of the fair value of certain spectrum assets and the impairment assessment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the fair value of the spectrum assets, including controls over the selection and development of benchmark values used in the valuation analysis. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating management’s fair value methodology for certain spectrum assets and the selected benchmark values for certain spectrum assets by comparing to independently sourced transaction data and auction results.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

March 2, 2026

ECHOSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$1,883,074	$4,305,393
Current restricted cash, cash equivalents and marketable investment securities	175,838	150,898
Marketable investment securities	1,100,891	1,242,036
Trade accounts receivable, net of allowance for credit losses of $79,590 and $82,628, respectively	1,273,849	1,198,731
Inventory	380,647	455,197
Prepaids and other assets	284,194	655,233
Other current assets	34,678	88,255
Total current assets	5,133,171	8,095,743

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	176,203	169,627
Property and equipment, net	2,243,515	9,187,132
Regulatory authorizations, net	34,548,952	39,442,166
Other investments, net	194,046	202,327
Operating lease assets	214,549	3,260,768
Intangible assets, net	54,413	74,939
Other noncurrent assets, net	451,506	505,985
Total noncurrent assets	37,883,184	52,842,944
Total assets	$43,016,355	$60,938,687

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$541,706	$740,984
Deferred revenue and other	639,173	650,940
Accrued programming	1,224,222	1,339,072
Accrued interest	309,462	352,499
Other accrued expenses and liabilities	2,327,587	1,804,516
Current portion of debt, finance lease and other obligations (Note 10)	7,321,269	943,029
Total current liabilities	12,363,419	5,831,040

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 10)	18,658,602	25,660,288
Deferred tax liabilities, net	598,590	4,988,653
Operating lease liabilities	4,137,269	3,211,407
Long-term deferred revenue and other long-term liabilities	1,446,477	1,002,074
Total long-term obligations, net of current portion	24,840,938	34,862,422
Total liabilities	37,204,357	40,693,462

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 159,266,457 and 155,048,676 shares issued, 157,477,437 and 155,048,676 shares outstanding, respectively	159	155
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,875,937	8,768,360
Accumulated other comprehensive income (loss)	(183,188)	(195,711)
Accumulated earnings (deficit)	(2,878,743)	11,618,437
Treasury stock, at cost, 1,789,020 shares	(48,512)	—
Total EchoStar stockholders’ equity (deficit)	5,765,784	20,191,372
Noncontrolling interests	46,214	53,853
Total stockholders’ equity (deficit)	5,811,998	20,245,225
Total liabilities and stockholders’ equity (deficit)	$43,016,355	$60,938,687

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenue:
Service revenue	$14,023,730	$14,956,126	$16,145,763
Equipment sales and other revenue	981,259	869,390	869,835
Total revenue	15,004,989	15,825,516	17,015,598

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	9,445,223	10,135,622	9,510,427
Cost of sales - equipment and other	1,685,099	1,636,955	2,434,904
Selling, general and administrative expenses	2,380,253	2,426,816	2,989,154
Depreciation and amortization	1,585,549	1,930,193	1,597,923
Impairments and other (Note 1)	17,632,011	—	761,099
Total costs and expenses	32,728,135	16,129,586	17,293,507

Operating income (loss)	(17,723,146)	(304,070)	(277,909)

Other Income (Expense):
Interest income	228,733	116,625	207,374
Interest expense, net of amounts capitalized (Note 2)	(1,521,713)	(481,622)	(90,357)
Other, net (Note 6)	122,812	593,497	(1,770,792)
Total other income (expense)	(1,170,168)	228,500	(1,653,775)

Income (loss) before income taxes	(18,893,314)	(75,570)	(1,931,684)
Income tax (provision) benefit, net	4,386,375	(48,945)	296,860
Net income (loss)	(14,506,939)	(124,515)	(1,634,824)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(9,759)	(4,969)	67,233
Net income (loss) attributable to EchoStar	$(14,497,180)	$(119,546)	$(1,702,057)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	287,589	274,079	270,842
Diluted	287,589	274,079	270,842

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(50.41)	$(0.44)	$(6.28)
Diluted net income (loss) per share attributable to EchoStar	$(50.41)	$(0.44)	$(6.28)

Comprehensive Income (Loss):
Net income (loss)	$(14,506,939)	$(124,515)	$(1,634,824)
Other comprehensive income (loss):
Foreign currency translation adjustments	14,040	(43,525)	19,129
Unrealized holding gains (losses) on available-for-sale debt securities	(78)	1,549	(306)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	930	(1,539)	550
Deferred income tax (expense) benefit, net	(249)	565	(512)
Total other comprehensive income (loss), net of tax	14,643	(42,950)	18,861
Comprehensive income (loss)	(14,492,296)	(167,465)	(1,615,963)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(7,639)	(12,264)	70,883
Comprehensive income (loss) attributable to EchoStar	$(14,484,657)	$(155,201)	$(1,686,846)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated				Redeemable
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interests	Total	Interests
Balance, December 31, 2022	$269	$8,222,599	$(175,267)	$13,440,040	$—	$98,192	$21,585,833	$464,359
Issuance of Class A common stock	2	30,697	—	—	—	—	30,699	—
Non-cash, stock-based compensation	—	51,514	—	—	—	—	51,514	—
Other comprehensive income (loss), net of tax	—	—	15,211	—	—	3,650	18,861	—
Purchase of Northstar Manager, LLC's ownership interest in Northstar Spectrum	—	—	—	—	—	—	—	(109,432)
Deconsolidation of Hughes Systique Corporation	—	—	—	—	—	(15,448)	(15,448)	—
Other, net	—	(2,831)	—	—	—	(439)	(3,270)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(16,222)	(16,222)	83,455
Net income (loss) attributable to EchoStar	—	—	—	(1,702,057)	—	—	(1,702,057)	—
Balance, December 31, 2023	$271	$8,301,979	$(160,056)	$11,737,983	$—	$69,733	$19,949,910	$438,382
Issuance of Class A common stock	1	4,191	—	—	—	—	4,192	—
Proceeds from issuance of PIPE shares	14	399,986	—	—	—	—	400,000	—
Non-cash, stock-based compensation	—	36,383	—	—	—	—	36,383	—
Other comprehensive income (loss), net of tax	—	—	(35,655)	—	—	(7,295)	(42,950)	—
Purchase of SNR Management's ownership interest in SNR HoldCo	—	—	—	—	—	—	—	(441,998)
Sale of Assets to CONX, net of deferred taxes of $788	—	2,587	—	—	—	—	2,587	—
Release of valuation allowance	—	23,234	—	—	—	—	23,234	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(8,585)	(8,585)	3,616
Net income (loss) attributable to EchoStar	—	—	—	(119,546)	—	—	(119,546)	—
Balance, December 31, 2024	$286	$8,768,360	$(195,711)	$11,618,437	$—	$53,853	$20,245,225	$—
Issuance of Class A common stock	4	66,028	—	—	—	—	66,032	—
Class A common stock repurchases, at cost	—	—	—	—	(48,512)	—	(48,512)	—
Non-cash, stock-based compensation	—	36,272	—	—	—	—	36,272	—
Other comprehensive income (loss), net of tax	—	—	12,523	—	—	2,120	14,643	—
3 7/8% Convertible Secured Notes due 2030 - converted	—	4,322	—	—	—	—	4,322	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(9,759)	(9,759)	—
Net income (loss) attributable to EchoStar	—	—	—	(14,497,180)	—	—	(14,497,180)	—
Other	—	955	—	—	—	—	955	—
Balance, December 31, 2025	$290	$8,875,937	$(183,188)	$(2,878,743)	$(48,512)	$46,214	$5,811,998	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(14,506,939)	$(124,515)	$(1,634,824)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,585,549	1,930,193	1,597,923
Impairments and other (Note 1)	17,632,011	—	761,099
Realized and unrealized losses (gains) and impairments on investments and other	(1,562)	73,217	(46,888)
Realized and unrealized losses (gains) on derivatives	—	—	1,693,387
Asset sales and other losses (gains)	(100,028)	(50,418)	—
EchoStar exchange offers debt extinguishment losses (gains)	—	(688,661)	—
Non-cash, stock-based compensation	36,272	36,383	51,514
Interest expense paid in kind on long-term debt	95,120	30,439	—
Deferred tax expense (benefit)	(4,412,902)	28,281	(337,222)
Changes in allowance for credit losses	(3,038)	8,238	14,600
Change in long-term deferred revenue and other long-term liabilities	(50,654)	12,555	15,825
Other, net	60,359	151,299	(10,305)
Changes in operating assets and operating liabilities:
Trade accounts receivable	(28,546)	9,569	61,279
Prepaid and accrued income taxes	(10,431)	43,430	15,836
Inventory	59,368	189,648	(37,981)
Other operating assets and operating liabilities	7,895	(129,046)	95,741
Trade accounts payable	(130,828)	108,982	4,108
Deferred revenue and other	(11,313)	(103,718)	(78,555)
Accrued programming and other accrued expenses	(319,707)	(273,179)	267,110
Net cash flows from operating activities	(99,374)	1,252,697	2,432,647

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,069,138)	(1,253,543)	(2,407,546)
Sales and maturities of marketable investment securities	3,228,293	573,031	3,710,544
Purchases of property and equipment (Note 8)	(965,730)	(1,544,877)	(3,100,921)
Refunds and other receipts of purchases of property and equipment	—	—	38,611
Capitalized interest related to regulatory authorizations (Note 2)	(676,311)	(951,747)	(1,162,473)
Proceeds from other debt investments	—	—	148,448
Purchases of regulatory authorizations, including deposits	—	(1,104)	(2,009)
Sale of assets to CONX	—	26,719	—
Liberty Puerto Rico asset sale	—	95,435	—
Sale of Fiber business	47,207	—	—
Other, net	31,073	7,736	(33,386)
Net cash flows from investing activities	(1,404,606)	(3,048,350)	(2,808,732)

Cash Flows From Financing Activities:
Repayment of debt, finance lease and other obligations	(70,063)	(108,961)	(121,981)
Redemption and repurchases of debt (Note 10)	(974,037)	(2,933,714)	(1,643,469)
Proceeds from issuance of debt (Note 10)	150,000	7,886,000	1,500,000
Debt issuance costs and debt (discount) premium	(946)	(316,789)	21,635
Proceeds from issuance of PIPE shares	—	400,000	—
Early debt redemption gains (losses)	11,465	—	73,024
Class A common stock repurchases	(48,512)	—	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	49,199	4,192	10,598
Purchase of SNR Management's ownership interest in SNR HoldCo	—	(441,998)	—
Purchase of Northstar Manager, LLC's ownership interest in Northstar Spectrum	—	—	(109,432)
Other, net	(27,419)	(5,153)	(7,496)
Net cash flows from financing activities	(910,313)	4,483,577	(277,121)

Effect of exchange rates on cash and cash equivalents	2,644	(5,721)	3,004

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(2,411,649)	2,682,203	(650,202)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	4,593,804	1,911,601	2,561,803
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$2,182,155	$4,593,804	1,911,601

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Business Activities

Principal Business

EchoStar Corporation is a premier provider of technology, networking services, television entertainment and connectivity, offering consumer, enterprise, operator and government solutions worldwide under its EchoStar®, Boost Mobile®, Sling TV ®, DISH® TV, Hughes®, HughesNet®, HughesON™ and JUPITER™ brands. EchoStar Corporation is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. Its subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) currently operate four primary business segments.

Recent Developments

FCC Review

In the third quarter of 2025, we resolved the review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with its build-out milestones and other obligations regarding EchoStar’s federal spectrum licenses. We had previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of our compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). We responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

During the second quarter and the beginning of the third quarter of 2025, the potential ramifications of the FCC review to our business required us to, among other things, reevaluate the deployment of our resources and as a result, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods. See Note 10 for further information.

The FCC review introduced the possibility of reversing prior FCC grants of authority to us. The FCC made it clear that it viewed our spectrum as being underutilized and deemed our continued ownership of such spectrum licenses inconsistent with the public interest, and that we must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of our control, we entered into the AT&T Transactions and SpaceX Transactions, as defined below, whereby we agreed to sell a material amount of our spectrum licenses for cash and an Amended Equity Amount, as defined below. In August 2025, following these transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business, as defined in “Segments-Wireless” below. Furthermore, we believe the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of our 5G Network-related contracts.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

AT&T License Purchase Agreement

On August 25, 2025, we and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”).

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, we have agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses, including licenses exchanged as part of the Omega License Purchase Agreement, as defined and detailed in Note 15, (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for an aggregate purchase price of $22.650 billion in cash, subject to certain potential adjustments (the “Closing Purchase Price”). The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

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

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between DISH DBS as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the DISH 2021 Intercompany Loan (the “DISH 2021 Intercompany Loan Payoff”). The DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to DISH DBS as of December 31, 2025 for the DISH 2021 Intercompany Loan 2028 Tranche. The DISH 2021 Intercompany Loan is secured by the 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 10 for definitions and further information.

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of December 31, 2025, the aggregate principal amount outstanding of our 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

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

The description of the AT&T License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Sixth Amendment sets forth new terms including reduced rates if we meet certain minimum data thresholds while transitioning to a Hybrid MNO. Under a Hybrid MNO, we operate certain portions of the network infrastructure such as the network core and billing and provisioning software, while our network partner, AT&T, provides certain elements including base stations, radios, radio access network (RAN) software and spectrum frequencies. We were not obligated to transition to a Hybrid MNO or meet the specified data thresholds, but were not entitled to the terms of the Sixth Amendment unless we met such thresholds. In the fourth quarter of 2025, we gave notice to AT&T that we had met such thresholds, triggering the Sixth Amendment rates and AT&T agreed to provide these services to us through December 31, 2031.

During the term of the Sixth Amendment, we have the option to extend the Sixth Amendment up to two times for additional extension terms of 2-years each, until either December 31, 2033 or December 31, 2035 (each an “Extension Term”). The Fifth and Sixth Amendments, in addition to any Extension Term we exercise, also contain certain minimum purchase commitments.

SpaceX License Purchase Agreement

On September 7, 2025, we, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Initial SpaceX Transactions”).

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The consideration for the Initial SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on the 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and the 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of the 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of December 31, 2025, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses.

The Spectrum Transfer Closing is expected to occur in the first half of 2026. The Spectrum Acquisition Closing is expected to occur on or about November 30, 2027, following the expiration of the make-whole period for the Seller Notes and the date on which the Convertible Notes due 2030 become eligible for redemption. If SpaceX elects to proceed with the Spectrum Acquisition Closing prior to November 30, 2027, SpaceX will be responsible for any additional amounts required to satisfy the Seller Notes, other than additional amounts payable as a result of a default under the Seller Notes.

Additionally, in connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between us and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, we have the ability to enforce the parties obligations under the Agreement. As of December 31, 2025, we have made approximately $414 million in cash interest payments on the Seller Notes, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable us to offer our Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by us to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing HughesNet customers and new Starlink customers to SpaceX. As of December 31, 2025, we had begun to utilize certain of the rights conveyed under the SpaceX License Purchase Agreement. In addition, we also have begun performing installation and other services for new Starlink customers.

The description of the SpaceX License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amended and Restated License Purchase Agreement

On November 5, 2025, we, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”), and, together with the Initial SpaceX Transactions, (the “SpaceX Transactions”). The Amended and Restated License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among us, SpaceX and Trust.

Pursuant to the Amended and Restated SpaceX License Purchase Agreement, we and SpaceX have agreed to revise the terms of the previously announced transaction to include the transfer of up to an aggregate of 15 MHz of AWS spectrum in the frequency range of 1695–1710 MHz for each relevant license area (the “AWS-3 Licenses”) from us to SpaceX in exchange for additional consideration of $2.6 billion, all of which will be paid in SpaceX’s Class A Common Stock, valued at $212 per share. As a result of this change, the total consideration for the SpaceX Transactions has increased from $17 billion to approximately $20 billion, with up to $11 billion to be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Amended Equity Amount”).

Except as set forth above, the material terms of the Amended and Restated SpaceX License Purchase Agreement are substantially the same as the terms of the SpaceX License Purchase Agreement.

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

The foregoing description of the Amended and Restated SpaceX License Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated SpaceX License Purchase Agreement, filed as an exhibit to this Annual Report on Form 10-K.

Future Capital Requirements

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $2.984 billion as of December 31, 2025 (“Cash on Hand”). As reflected in the consolidated financial statements as of December 31, 2025, we have $2.0 billion of debt maturing in July 2026, $1.377 billion of debt maturing in August 2026 and $2.750 billion of debt maturing in December 2026. In addition, the re-auction of certain AWS-3 licenses previously awarded to Northstar Wireless and SNR Wireless has been designated as Auction 113 and the FCC is required to initiate Auction 113 by June 23, 2026. We cannot predict with any degree of certainty the outcome of Auction 113, however, we may be required to make a maximum payment up to approximately $2.921 billion for the Northstar Re-Auction Payment and SNR Re-Auction Payment. See Note 15 for definitions and further information.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As detailed above, upon the closing of the AT&T Transactions, subject to certain conditions and adjustments, we will receive $22.650 billion in cash and upon the closing of the SpaceX Transactions, subject to certain conditions, we will receive approximately $22 billion in consideration which includes $20 billion upon the Spectrum Acquisition Closing in a combination of cash and the Amended Equity Amount (as defined above in “SpaceX Transactions”), and payments for the Interim Debt Service of approximately $2 billion effective with the Spectrum Transfer Closing. These transactions also contemplate the repayment of certain of our debt as described above in “AT&T Transactions” and “SpaceX Transactions,” respectively. However, until the closing of these transactions, which are subject to receipt of government approvals and other customary conditions, funding is not deemed committed and because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

We cannot provide assurances that the AT&T Transactions and SpaceX Transactions will be approved and consummated on the predicted timeline or at all.

The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Impairments and Other

For Accounting Policies see Note 2.

Impairment of Indefinite-Lived Intangible Assets

During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in an impairment assessment of our Other segment spectrum licenses and certain international licenses related to our Broadband and Satellite Services segment. Historically, we determined that substantially all of our spectrum assets were acquired to construct a single asset and as such were treated as one unit of accounting for impairment testing, for both our Other segment and our Broadband and Satellite Services segment, with each segment tested independently. However, as certain bands of our Other segment spectrum licenses are being or could be sold independent of our other holdings, each band of spectrum licenses (each a “Spectrum Asset”) is now considered a separate unit of accounting. Accordingly, the carrying value of each Spectrum Asset, which consists of the original purchase price plus capitalized interest, was tested for impairment individually.

During the third quarter of 2025, management performed a quantitative assessment to determine whether the fair value of each Spectrum Asset exceeded its respective carrying amount. The quantitative assessment consisted of a market approach performed by a third-party and reviewed by management using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, either through acquisitions of spectrum or of businesses for which spectrum values can be reliably inferred. The benchmark values were then adjusted to account for our specific spectrum holdings. Through this assessment, we concluded for certain bands of spectrum we control that the fair value was less than the carrying amount, which is inclusive of cumulative capitalized interest. This conclusion was made in connection with the preparation and review of the financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. As a result, we partially impaired certain Spectrum Assets related to our Other segment, and certain international licenses related to our Broadband and Satellite Services segment, resulting in non-cash impairment charges during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the fourth quarter, we performed our annual impairment assessment of our indefinite-lived Broadband and Satellite Services segment licenses. We combine all of our indefinite-lived Broadband and Satellite Services segment licenses that we currently utilize or plan to utilize in the future into one unit of accounting for impairment testing (the “BSS Licenses”).

Management performed a quantitative assessment to determine whether the fair value of the BSS Licenses exceeded their aggregate carrying amount. The quantitative assessment consisted of an income approach, using a discounted cash flow model based upon several factors, including the discount rate, tax attributes and operating margins, which are all level 3 attributes within the fair value hierarchy. Through this assessment, we concluded that the fair value was less than the carrying amount. As a result, we fully impaired the BSS Licenses, resulting in a non-cash impairment charge of $400 million during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Impairment of Long-Lived Assets

During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in our review for impairment of certain assets or asset groups, including the capitalized costs of our right of use (“ROU”) lease assets associated with the 5G Network, 5G Network equipment and other assets such as software and capitalized asset retirement costs, that will not be utilized in our Hybrid MNO business and certain international assets. Management determined based on our undiscounted future net cash flows that the carrying amount of certain assets, individually or as part of an asset group were not recoverable. This conclusion was made in connection with the preparation and review of the financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. Management determined the fair value of certain assets or asset groups using the market approach. Due to the specialized use and company specific nature of each asset or asset group, management determined the fair values to be nominal, resulting in non-cash impairment charges during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The BSS Licenses, as defined above, are used in conjunction with an asset group comprised of the Broadband and Satellite Services segment satellite fleet, ROU lease assets and certain other long-lived and finite-lived intangible assets, (the “BSS Asset Group”). As a result, the impairment of the BSS Licenses was considered a triggering event and resulted in our review of the BSS Asset Group for impairment. Management determined, using undiscounted future net cash flows, that the carrying amount of the BSS Asset Group is not recoverable. Management determined fair value of the BSS Asset Group using the income approach, utilizing the discounted cash flows of the BSS Asset Group, based upon several factors, including the discount rate, tax attributes and operating margins, which are all level 3 attributes within the fair value hierarchy. We concluded the carrying amount exceeded the fair value and we partially impaired the BSS Asset group, resulting in non-cash impairment charge of $845 million during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss), which was allocated ratably to the various assets based on the carrying value of the assets.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Impairments and other” recorded on our Consolidated Statements of Operations and Comprehensive Income (Loss) during the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Total

	(In thousands)
For the Year Ended December 31, 2025
Prepaids and other (1)	$—	$—	$5,211	$393,211	$398,422
Regulatory authorizations	—	—	450,306	5,334,473	5,784,779
Property and equipment, net	—	—	969,128	5,487,286	6,456,414
Operating lease assets (1)	—	—	66,591	4,191,133	4,257,724
Exit and disposal costs (2)	—	—	38,746	747,642	786,388
Goodwill	—	—	—	—	—
(Gains) losses on costs paid or settled	—	—	—	(51,716)	(51,716)
Total impairments and other	$—	$—	$1,529,982	$16,102,029	$17,632,011

For the Year Ended December 31, 2024
Prepaids and other	$—	$—	$—	$—	$—
Regulatory authorizations	—	—	—	—	—
Property and equipment, net	—	—	—	—	—
Operating lease assets	—	—	—	—	—
Exit and disposal costs	—	—	—	—	—
Goodwill	—	—	—	—	—
(Gains) losses on costs paid or settled	—	—	—	—	—
Total impairments and other	$—	$—	$—	$—	$—

For the Year Ended December 31, 2023
Prepaids and other	$—	$—	$—	$—	$—
Regulatory authorizations	—	—	—	—	—
Property and equipment, net	—	—	3,591	—	3,591
Operating lease assets	—	—	—	—	—
Exit and disposal costs	—	—	—	—	—
Goodwill	6,457	98,657	532,491	119,903	757,508
(Gains) losses on costs paid or settled	—	—	—	—	—
Total impairments and other	$6,457	$98,657	$536,082	$119,903	$761,099
(1)	The developments discussed above resulted in, among other things, our review of communication tower lease obligations related to our 5G Network, through which we determined we will no longer take on any new communication tower leases, including those under our take or pay arrangements with certain vendors. Consequently, all future cash flows associated with certain communication tower leases not previously commenced under the take or pay arrangements were attributed to existing leases and certain lease liabilities were remeasured and during the third quarter of 2025 we recorded $1.284 billion as an ROU asset and liability on our Consolidated Balance Sheets, and the ROU assets associated with such remeasured leases were impaired in the same period. As a result, a one-time charge for variable lease payment expense resulting from this remeasurement event of $457 million, which is included in “Prepaids and other,” and “Operating lease assets” related to our 5G Network was recorded in "Impairments and other" on our Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)	Exit and disposal costs include, among other things, one-time employee termination benefits, costs to terminate contracts that are not a lease and other exit and disposal costs.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the activity relating to our exit and disposal costs, included in “Other accrued expenses and liabilities” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets:

	One-Time Employee Termination Benefits	Contract Termination Costs	Total

	(In thousands)
Balance, July 1, 2025	$—	$—	$—
Costs incurred and charged to expense (1)	14,192	792,428	806,620
Costs paid or settled	(4,234)	(6,489)	(10,723)
Other adjustments (2)	—	48,402	48,402
Accretion	—	4,475	4,475
Balance, September 30, 2025	$9,958	$838,816	$848,774
Costs incurred and charged to expense (1)	2,408	—	2,408
(Gains) losses on costs paid or settled (1)	—	(22,640)	(22,640)
Costs paid or settled	(12,366)	(68,268)	(80,634)
Accretion	—	11,511	11,511
Balance, December 31, 2025	$—	$759,419	$759,419
(1)	During the year ended December 31, 2025, we recorded $786 million of total exit and disposal costs included in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)	Primarily includes amounts for contracts previously accrued that are included in our exit and disposal costs as a result of the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business, as discussed above.

As of December 31, 2025, cumulative costs incurred and charged to expense were $809 million.

Segments

Historically, we reported three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services.

We were operating our Wireless segment primarily as an MVNO and secondarily as an MNO, each defined below, as we continued to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and grow customer traffic on our 5G Network. As a mobile virtual network operator (“MVNO”), we depended on either T-Mobile or AT&T to provide us with network services under the amended Master Network Services Agreement (as amended, the “MNSA”) and Network Services Agreement (as amended, the “NSA”), respectively. We had commenced our transition to a mobile network operator (“MNO”) as our 5G Network became commercially available and we grew our customer base on our 5G Network.

As a result of the unforeseeable actions by the FCC, as detailed above in “Recent Developments – FCC Review,” we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Hybrid MNO business.

To align with management’s view of the business, we separated the historical Wireless segment into two segments, the “Wireless” segment and the “Other” segment.

We currently operate four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2025, we had 6.998 million Pay-TV subscribers in the United States, including 5.022 million DISH TV subscribers and 1.976 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of December 31, 2025, we had 7.511 million Wireless subscribers.

Prior to November 15, 2025, we were operating primarily as an MVNO utilizing network services under the MNSA and the NSA and secondarily as an MNO. In light of the AT&T Transactions, we transitioned to a hybrid MNO business model under which we continue to operate our 5G Network core and utilize AT&T’s network services (“Hybrid MNO”) and secondarily as an MVNO utilizing network services under the MNSA and the NSA. We migrated all customer traffic from our 5G Network to AT&T’s network as we transitioned to a Hybrid MNO, which we completed as of November 15, 2025.

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

We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. As of December 31, 2025, we had 739,000 Broadband subscribers.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other

Our Other segment primarily consists of our legacy 5G Network and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed above in “Recent Developments – FCC Review,” we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we have no customer traffic on our 5G Network.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 15 for definitions and further information. Also see above “Recent Developments – FCC Review” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

We will need to raise additional capital in the future if the AT&T Transactions and SpaceX Transactions are not completed, which may not be available on favorable terms or at all, to, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. See Note 15 for definitions and further information.

2.Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include all balances and results of operations of EchoStar and our consolidated subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. The portion of equity in a subsidiary not attributable, directly or indirectly, to us is recorded as noncontrolling interests or redeemable noncontrolling interests. See below for further information.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2025 and 2024 may consist of money market funds, government bonds, corporate notes and commercial paper. The amortized cost of these investments approximates their fair value.

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

Receivables and Related Allowance for Credit Losses

General Accounts Receivable

Trade accounts receivable represent our unconditional rights to consideration arising from our performance under our customer contracts and are recorded at cost less an allowance for expected credit losses that are not expected to be recovered. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on financial assets, including our trade accounts receivable, utilizing a current expected credit loss impairment model. We estimate the expected credit losses, measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions and forecasts of future economic conditions. With respect to our current accounts receivable, we have elected to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Property and Equipment

Property and equipment, including capitalized expenditures related to our wireless projects, satellites and our legacy 5G Network, are stated at cost less depreciation and impairment losses, if any. Capitalized expenditures include the cost of long-lived assets, plus the cost to construct the asset such as labor and overhead directly benefiting the asset. Interest is capitalized when pre-construction activity commences and ends once the asset is ready for its intended purpose. Our equipment leased to customers is generally capitalized when they are installed in customers’ homes. We have certain assets acquired under finance leases. The recorded costs of those assets are the present values of all lease payments. We amortize our finance lease right of use (“ROU”) assets over their respective lease terms.

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

Asset Retirement Obligation

We record an asset retirement obligation for the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets and a corresponding increase in the carrying amount of the related asset in the period in which the obligation is incurred. In periods subsequent to initial measurement, we recognize changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset. Our asset retirement obligations relate primarily to certain legal obligations to remediate leased property on our communication towers and are recorded in “Property and equipment, net” with the related liability recorded in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. During the third quarter of 2025, our asset retirement obligations were revised as the timing associated with the obligations to remediate leased property on our communication towers was accelerated and the corresponding assets were impaired. See Note 8 for further information.

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

Derivative and/or Financial Liability Instruments

We may purchase and hold derivative and/or financial liability instruments for, among other reasons, strategic or speculative purposes. We record all derivative and/or financial liability instruments on our Consolidated Balance Sheets at fair value as either assets or liabilities. Changes in the fair values of derivative and/or financial liability instruments are recognized in our results of operations and included in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We have not designated any derivative financial instrument for hedge accounting.

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price which expired on its own terms on April 1, 2024.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset may not be recoverable if the carrying amount of the asset (or asset group) exceeds its undiscounted future net cash flows. When an asset fails the recoverability test, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. In the event of an impairment, a loss is recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved for a market participant. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, is determined by estimating the amount that a market participant would receive when selling the asset.

Pay-TV Satellite Fleet

We currently evaluate our Pay-TV satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2025, 2024 and 2023. We will continue to monitor our Pay-TV satellite fleet for indicators of impairment.

Broadband and Satellite Services Satellite Fleet

We currently evaluate our Broadband and Satellite Services satellite fleet in conjunction with an asset group comprised of the Broadband and Satellite Services segment ROU lease assets and certain other long-lived and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During each of the third and fourth quarters of 2025, a triggering event occurred and resulted in an impairment assessment, see Note 1 for further information. We will continue to monitor our Broadband and Satellite Services satellite fleet for indicators of impairment. We do not believe any triggering event occurred which would have indicated impairment as of December 31, 2024 and 2023.

Finite-Lived Regulatory Authorizations

We have regulatory authorizations that are not related to the FCC and have determined that they have finite lives due to uncertainties about the ability to extend or renew their terms. Finite-lived regulatory authorizations are amortized over their estimated useful lives on a straight-line basis. Renewal costs are usually capitalized when they are incurred. During the third quarter of 2025, a triggering event occurred and resulted in an impairment assessment, see Note 1 for further information. We do not believe any triggering event occurred which would have indicated impairment as of December 31, 2024 and 2023.

Finite-Lived Intangible Assets

Intangible assets include customer relationships, trademarks, and certain below market contracts. These assets are amortized over their respective useful lives. During the fourth quarter of 2025, a triggering event occurred and resulted in an impairment assessment, see Note 1 for further information. We do not believe any triggering event occurred which would have indicated impairment as of December 31, 2024 and 2023.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite-lived intangible assets, primarily consisting of FCC licenses, and goodwill but test these assets for impairment annually, during the fourth quarter or more often if indicators of impairment arise.

We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

When a quantitative assessment is utilized, we can make our assessment by employing either the market approach or the income approach to determine whether the fair value of these licenses exceeds the carrying amount. The market approach assesses the value of our spectrum using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, such as acquisitions of spectrum or of businesses for which spectrum values can reliably be inferred. The income approach is appropriate when an indefinite-lived intangible assets value is primarily driven by its ability to generate future economic benefits assessed based on future cash flows.

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

Pay-TV Segment Licenses

We combine all of our indefinite-lived Pay-TV segment licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2025, 2024 and 2023, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the Pay-TV segment licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the Pay-TV segment licenses exceeds the carrying amount. As such, no further analysis was required.

Broadband and Satellite Services Segment Licenses

We combine all of our indefinite-lived Broadband and Satellite Services segment licenses that we currently utilize or plan to utilize in the future into one unit of accounting. During the third quarter of 2025, a triggering event occurred and resulted in an impairment assessment. During the fourth quarter of 2025, we performed our annual impairment assessment. See Note 1 for further information.

For 2024 and 2023, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the Broadband and Satellite Services segment licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the Broadband and Satellite Services segment licenses exceeds the carrying amount. As such, no further analysis was required.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Segment Spectrum Licenses

During the third quarter of 2025, a triggering event occurred and resulted in an impairment assessment. See Note 1 for further information. During the fourth quarter of 2025, we performed our annual impairment assessment and we concluded that it is more likely than not that the fair value of the Other segment licenses exceeds the carrying amount. As such, no further analysis was required.

In 2024, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, prior year quantitative assessments, industry considerations and secondary market transactions. In contemplating all factors in their totality, we concluded that it was more likely than not that the fair value of these licenses exceeded the carrying amount.

In 2023, management performed a quantitative assessment to determine whether the fair value of these licenses exceeds the carrying amount. The quantitative assessment consisted of a market approach performed by a third-party and reviewed by management. In our assessment, we concluded that under the market approach the fair value of these licenses were substantially in excess of the carrying value.

Changes in circumstances or market conditions could result in a write-down of any of the above Other segment spectrum licenses in the future.

Goodwill

When applicable, we perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year during the fourth quarter or more frequently if events or changes in circumstances indicate an impairment may be possible. As of December 31, 2023, all goodwill was impaired.

Exit and Disposal Costs

Our exit and disposal costs include, among other things, one-time employee termination benefits, costs to terminate contracts that are not a lease and other exit and disposal costs. The liability for exit and disposal costs is initially measured at fair value and we recognize the costs associated with an exit or disposal activity in the period in which the liability is incurred. The liability for our exit and disposal costs is included in “Other accrued expenses and liabilities” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. Fair value is determined under the income approach primarily using the expected present value technique that utilizes the estimated future cash flows associated with the obligation, discounted at our credit-adjusted risk-free rate plus a risk premium. Any gains and losses resulting from the difference between the recorded liability and final settlement amounts will be recognized in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The initial fair value of our exit and disposal obligations is categorized within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Subsequent to the initial measurement, our exit and disposal cost liability is periodically adjusted for revisions in the estimated timing and amount of future cash flows.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Capitalized interest totaled $845 million, $1.105 billion and $1.335 billion for the years ended December 31, 2025, 2024 and 2023, respectively, which reduced “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of the third quarter of 2025, substantially all capitalized interest has ceased, except for capitalized interest on our satellites under construction.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2025 and 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of non-publicly traded debt are based on, among other things, available trade information, valuations performed by a third-party, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. The non-publicly traded debt is categorized within Level 3 of the fair value hierarchy. See Note 10 for the fair value of our debt.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For our residential video subscribers, we have concluded that the contract term under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) is one month and as a result the revenue recognized for these subscribers for a given month is equal to the amount billed in that month, except for certain nonrefundable upfront fees that are accounted for as material rights, as discussed above.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Wireless Segment

Our Wireless segment revenue is primarily derived from Wireless subscriber revenue and selling wireless devices to subscribers. The majority of our subscribers are prepaid with a smaller subset of postpaid subscribers. Prepaid subscribers prepay for their monthly service on a month-to-month contract. Our contracts with prepaid customers are generally determined to be one month. Postpaid subscribers are qualified to pay for their service after it has been provided and pay for their monthly service on a month-to-month contract. Our contracts with postpaid customers typically have an enforceable duration of one month. However, promotional bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist. If a substantive penalty is deemed to exist the contract is generally equal to the duration of the device’s financing arrangement.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Governmental Funding

We participate or have participated in various United States federal and state programs, including, but not limited to, the Affordable Connectivity Program (“ACP”) and Lifeline program, under which eligible low-income households may receive a discount off the cost of broadband service and certain connected devices, and participating providers can receive a reimbursement for such discounts. The ACP program funding concluded on June 1, 2024. Governmental funding revenue is included in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Corresponding receivables are recorded when services have been provided to the customers and costs incurred, but cash has not been received. These amounts are included in “Trade accounts receivable, net” on our Consolidated Balance Sheets.

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

Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 12 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Wireless Segment

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes costs incurred under the MNSA and NSA and direct costs to operate our 5G Network core as part of our Hybrid MNO. Costs incurred under the MNSA and NSA are recognized as the services are performed or as incurred.

Broadband and Satellite Services Segment

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally consists of costs of satellite capacity and services, hub infrastructure, customer care, wireline and wireless capacity and direct labor costs associated with the services provided and is generally charged to expense as incurred.

Other Segment

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally consists of lease expense, including accretion on lease liabilities, on communication towers and certain direct costs of our 5G Network operations necessary to deliver wireless voice and data services. Lease costs are generally recognized on a straight-line basis over the lease term. Beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of services” excludes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs, which are now included in “Cost of sales – equipment and other.”

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

Other Segment

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss), beginning November 15, 2025, principally consists of lease expense, including accretion on lease liabilities, on communication towers and certain direct costs of our 5G Network operations necessary to deliver wireless voice and data services. Lease costs are generally recognized on a straight-line basis over the lease term.

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $775 million, $745 million and $868 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $68 million, $91 million and $110 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

New Accounting Pronouncements

Not Yet Adopted

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our consolidated financial statements, related disclosures and control environment.

Intangibles – Goodwill and Other – Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes the references to the sequential software development stages from the guidance in Subtopic 350-40. Upon the adoption of ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2025-06 will have on our consolidated financial statements, related disclosures and control environment.

3.Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our convertible notes, as detailed in Note 10, were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock for the reporting period. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the convertible notes will be included in the calculation of diluted EPS assuming conversion of the convertible notes at the beginning of the reporting period (or at time of issuance, if later).

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands, except per share amounts)
Net income (loss)	$(14,506,939)	$(124,515)	$(1,634,824)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(9,759)	(4,969)	67,233
Net income (loss) attributable to EchoStar - Basic	(14,497,180)	(119,546)	(1,702,057)
Interest on dilutive Convertible Notes, net of tax (1)(7)	—	—	—
Net income (loss) attributable to EchoStar - Diluted	$(14,497,180)	$(119,546)	$(1,702,057)

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	287,589	274,079	270,842
Dilutive impact of Convertible Notes (3)(4)(5)(6)(7)	—	—	—
Dilutive impact of stock awards outstanding (7)	—	—	—
Diluted	287,589	274,079	270,842

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(50.41)	$(0.44)	$(6.28)
Diluted net income (loss) per share attributable to EchoStar	$(50.41)	$(0.44)	$(6.28)
(1)	For the year ended December 31, 2023, substantially all of our interest expense was capitalized. See Note 2 for further information.
(2)	On November 12, 2024, we issued and sold 14.265 million shares of our Class A Common Stock to certain PIPE investors.
(3)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(4)	On November 12, 2024, we issued $1.906 billion aggregate principal amount of our 3 7/8% Convertible Secured Notes due November 30, 2030.
(5)	On November 12, 2024, $1.819 billion aggregate principal amount of our 0% Convertible Notes due 2025 were tendered for exchange and cancelled and an aggregate principal amount of $138 million remained outstanding. We redeemed the remaining principal balance of our 0% Convertible Notes due 2025 as of December 15, 2025, the instrument’s maturity date.
(6)	On November 12, 2024, $2.863 billion aggregate principal amount of our 3 3/8% Convertible Notes due 2026 were tendered for exchange and cancelled and an aggregate principal amount of $45 million remains outstanding.
(7)	For both the years ended December 31, 2025 and 2024, the interest on dilutive Convertible Notes and the dilutive impact of weighted-average shares of Class A common stock were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period. As of December 31, 2025 and 2024, our Convertible Notes may be converted into 58 million shares, respectively.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2025	2024	2023

	(In thousands)
Anti-dilutive stock awards	2,626	7,082	10,906
Performance/market based options	4,207	4,300	4,631
Common stock warrants	16,151	16,151	16,151
Total	22,984	27,533	31,688

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 9 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Cash paid for interest (including capitalized interest)	$2,087,133	$1,429,588	$1,400,524
Interest paid in kind on long-term debt (1)	125,559	—	—
Cash paid for income taxes, net of (refunds)	34,011	(11,675)	15,634
Total capitalized interest (2)	844,972	1,104,736	1,335,129
Employee benefits paid in Class A common stock	16,834	—	20,101
Vendor financing	—	—	87,343
Accrued capital expenditures	100,049	137,685	238,231
Remeasured right of use asset and liability (3)	1,283,916	—	—
Asset retirement obligation (4)	85,681	20,929	74,189
(1)	See Note 10 for further information.
(2)	See Note 2 for further information.
(3)	See Note 9 for further information.
(4)	See Note 8 for further information.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss)” and excludes noncontrolling interest:

	For the Years Ended December 31,
	2025			2024			2023
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

	(In thousands)
Foreign currency translation adjustments	$11,920	$(250)	$11,670	$(36,230)	$563	$(35,667)	$15,479	$(503)	$14,976
Unrealized holding gains (losses) on available-for-sale securities	(78)	18	(60)	1,549	(375)	1,174	(306)	65	(241)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	930	(17)	913	(1,539)	377	(1,162)	550	(74)	476
Other comprehensive income (loss)	$12,772	$(249)	$12,523	$(36,220)	$565	$(35,655)	$15,723	$(512)	$15,211

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax and excludes noncontrolling interest:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total

	(In thousands)
Balance, December 31, 2023	$(160,169)	$113	$(160,056)
Foreign currency translation adjustments	(35,667)	—	(35,667)
Other comprehensive income (loss) before reclassification	—	1,174	1,174
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,162)	(1,162)
Balance, December 31, 2024	$(195,836)	$125	$(195,711)
Foreign currency translation adjustments	11,670	—	11,670
Other comprehensive income (loss) before reclassification	—	(60)	(60)
Amounts reclassified from accumulated other comprehensive income (loss)	—	913	913
Balance, December 31, 2025	$(184,166)	$978	$(183,188)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$51	$51
Strategic - trading/equity	37,378	26,454
Other	1,063,462	1,215,531
Total current marketable investment securities	1,100,891	1,242,036
Restricted marketable investment securities (1)	52,960	32,114
Total marketable investment securities	1,153,851	1,274,150

Restricted cash and cash equivalents (1)	299,081	288,411

Other investments, net:
Equity method investments	85,014	83,423
Other investments	109,032	118,904
Total other investments, net	194,046	202,327

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$1,646,978	$1,764,888
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets and discussed below.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of December 31, 2025, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2025 and 2024, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of December 31, 2025 and 2024, we had $176 million and $151 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets that primarily consists of amounts required as collateral for our letters of credit and funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements which collateralizes certain debt obligations.

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

We also hold investments that are not accounted for using the equity method of accounting, which are measured at fair value if a readily determinable fair value is available. Investments in equity securities without readily determinable fair values are accounted for at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2025				2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$420,971	$—	$—	$420,971	$594,654	$—	$—	$594,654
Cash equivalents	407,354	1,353,830	—	1,761,184	255,118	3,744,032	—	3,999,150
Total	$828,325	$1,353,830	$—	$2,182,155	$849,772	$3,744,032	$—	$4,593,804

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$8,163	$—	$—	$8,163
Commercial paper	—	370,755	—	370,755	—	596,568	—	596,568
Corporate securities	—	731,195	—	731,195	—	629,115	—	629,115
Other	—	14,472	51	14,523	—	13,799	51	13,850
Equity securities	37,378	—	—	37,378	26,454	—	—	26,454
Total	$37,378	$1,116,422	$51	$1,153,851	$34,617	$1,239,482	$51	$1,274,150

As of December 31, 2025, restricted and non-restricted marketable investment securities included debt securities of $520 million with contractual maturities within one year and $596 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivative and/or Financial Liability Instruments

We may purchase and hold derivative and/or financial liability instruments for, among other reasons, strategic or speculative purposes. As of December 31, 2025, we held certain financial liability instruments with a fair value of $56 million, which is included in “Other accrued expenses and liabilities” on our Consolidated Balance Sheets and is categorized within Level 1 of the fair value hierarchy. All changes in fair value of the financial liability instruments were recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2025	2024	2023

	(In thousands)
Realized and unrealized gains (losses) and impairments on investments and other	$(9,903)	$(73,217)	$13,664
Derivative instruments - net realized and/or unrealized gains (losses)	—	—	(1,793,387)
Other investment securities - other-than-temporary impairments	—	—	(39,800)
Early debt redemption gains (losses)	11,465	—	73,024
Foreign currency transaction gains (losses)	10,844	(4,511)	5,677
Equity in earnings (losses) of affiliates	7,700	(73,451)	(8,098)
Asset sales and other gains (losses) (1)	100,028	50,418	—
EchoStar exchange offers debt extinguishment gains (losses)	—	688,661	—
Other	2,678	5,597	(21,872)
Total	$122,812	$593,497	$(1,770,792)
(1)	Asset sales and other assets gains (losses) includes, among other things, gains and (losses) related to the Omega Transaction and sale of the Fiber business during 2025 and the Liberty Puerto Rico asset sale during 2024.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.Inventory

Inventory consisted of the following:

	As of December 31,
	2025	2024

	(In thousands)
Finished goods	$273,817	$353,401
Work-in-process and service repairs	60,147	58,028
Consignment	7,951	10,110
Raw materials	38,732	33,658
Total inventory	$380,647	$455,197

8.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life			As of December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers (1)	2	-	5	$964,013	$1,784,801
Satellites (1)	5	-	15	2,104,134	3,872,664
Satellites acquired under finance lease agreements (1)		15		77,116	344,972
Furniture, fixtures, equipment and other (1)	1	-	20	971,824	1,686,992
5G Network equipment/Hybrid MNO (1)(2)	3	-	15	89,604	5,382,706
Software and computer equipment (1)	1	-	8	1,341,690	2,216,007
Buildings and improvements (1)	1	-	40	419,719	513,419
Land		-		42,980	42,842
Construction in progress (1)		-		514,662	1,570,275
Total property and equipment				6,525,742	17,414,678
Accumulated depreciation (1)				(4,282,227)	(8,227,546)
Property and equipment, net (3)				$2,243,515	$9,187,132
(1)	This change primarily resulted from the non-cash impairment of long-lived assets. See Note 1 for further information.
(2)	Historically, includes 5G Network assets acquired under finance lease agreements.
(3)	As of December 31, 2025 and 2024, there were no refunds and other receipts of purchases of property and equipment.

Construction in progress consisted of the following:

	As of December 31,
	2025	2024

	(In thousands)
Pay-TV (1)	$450,327	$268,423
Wireless	59,880	—
Broadband and Satellite Services	2,741	25,459
Other	1,714	1,276,393
Total construction in progress	$514,662	$1,570,275
(1)	This increase primarily relates to the EchoStar XXV and EchoStar XXVI satellites under construction.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Equipment leased to customers	$230,284	$283,099	$329,449
Satellites	236,960	293,260	264,433
Buildings, furniture, fixtures, equipment and other	109,098	124,123	144,722
5G Network equipment/Hybrid MNO	598,848	718,729	371,640
Software and computer equipment	356,113	374,953	270,200
Intangible assets and other amortization expense	54,246	136,029	217,479
Total depreciation and amortization	$1,585,549	$1,930,193	$1,597,923

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network equipment and software, and amortization of development costs of externally marketed software.

Activity relating to our asset retirement obligations, included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets, was as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Balance, beginning of period	$327,031	$278,287	$183,135
Liabilities incurred	5,222	20,929	74,189
Accretion expense	36,040	27,815	20,963
Remeasurement of estimate	80,459	—	—
Balance, end of period	$448,752	$327,031	$278,287

During the third quarter of 2025, our asset retirement obligations were revised as the timing associated with the obligations to remediate leased property on our communication towers was accelerated.

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were impaired as of December 31, 2025, resulting in a net book value of zero, $216 million and $217 million as of December 31, 2025, 2024 and 2023, respectively. See Note 1 for further information

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellites Pay-TV Segment

Our Pay-TV segment currently utilizes eight satellites in geosynchronous orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease one satellite from a third party, Nimiq 5, which is accounted for as an operating lease.

As of December 31, 2025, our Pay-TV segment satellite fleet consisted of the following:

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

Satellites Under Construction

EchoStar XXV. On March 20, 2023, we entered into a contract with Lanteris Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, we entered into an agreement with SpaceX for launch services for this satellite, which is expected to be launched during the first quarter of 2026.

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

As of December 31, 2025, our Broadband and Satellite Services segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XVII (1)	July 2012	107	N/A
EchoStar XIX (1)	December 2016	97.1	N/A
EchoStar XXI (1)	June 2017	10.25	N/A
EchoStar XXIV (1)	July 2023	95.2	N/A

Leased from Other Third-Party:
Eutelsat 65 West A (1)	March 2016	65	July 2031
Telesat T19V (1)	July 2018	63	August 2033
EchoStar 105/SES-11 (1)	October 2017	105	November 2030

(1)	As of December 31, 2025, we impaired these satellites and wrote down the carrying value of the satellites to their estimated fair value. See Note 1 for further information.

As of June 2025, all commercial traffic on the Al Yah 3 satellite had been transferred to other satellites in our fleet and the Al Yah 3 satellite is no longer operational nor in service.

In addition, all commercial traffic on the EchoStar IX satellite has been transferred to other satellites in our fleet and the EchoStar IX satellite is no longer in service. The disposal process for the EchoStar IX satellite was completed in the third quarter of 2025.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See Note 2 for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2025.

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Intangible Assets

As of December 31, 2025 and 2024, our identifiable intangibles, including intangibles subject to amortization, consisted of the following:

	As of December 31,
	2025		2024
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$63,545	$(61,724)	$115,173	$(112,557)
Trademarks	139,498	(91,107)	164,834	(101,522)
Contract-based	41,500	(41,500)	41,500	(41,500)
Customer relationships	620,136	(615,935)	902,753	(893,742)
Total	$864,679	$(810,266)	$1,224,260	$(1,149,321)

These identifiable intangibles are included in “Intangible assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately two to 20 years. Amortization was $16 million, $98 million and $183 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2025 is as follows:

For the Years Ending December 31,	Total
(In thousands)
2026	$12,905
2027	12,127
2028	11,617
2029	11,027
2030	5,873
Thereafter	864
Total	$54,413

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the year ended December 31, 2023 we recorded a noncash impairment charge for goodwill of $758 million in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 for further information. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy. As of December 31, 2025, 2024 and 2023, we have zero goodwill recorded on our Consolidated Balance Sheets.

Regulatory Authorizations – Pay-TV and Other Segments

As of December 31, 2025 and 2024, our Regulatory Authorizations with indefinite lives consisted of the following:

		As of December 31,
	Segment	2025	2024

		(In thousands)
DBS Licenses	Pay-TV	$677,409	$677,409
700 MHz Licenses	Other	701,803	701,803
AWS-4 Licenses	Other	1,928,688	1,928,688
H Block Licenses	Other	1,671,506	1,671,506
600 MHz Licenses	Other	6,447,728	6,192,575
MVDDS Licenses	Other	24,000	24,000
28 GHz Licenses	Other	2,883	2,883
24 GHz Licenses	Other	11,772	11,772
37 GHz, 39 GHz & 47 GHz Licenses	Other	202,392	202,392
3550-3650 MHz Licenses	Other	912,200	912,200
3.7-3.98 GHz Licenses	Other	2,969	2,969
3.45-3.55 GHz Licenses	Other	7,199,380	7,329,093
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz	Other	972	972
AWS-3	Other	9,829,287	9,829,287
Subtotal		29,612,989	29,487,549

Capitalized interest (1)		10,270,436	9,502,912
Impairment of indefinite-lived intangible assets (2)		(5,334,473)	—
Total		$34,548,952	$38,990,461
(1)	See Note 2 for further information.
(2)	See Note 1 for further information.

Regulatory Authorizations – Broadband and Satellite Services Segment

As of December 31, 2025 and 2024, our Regulatory Authorizations for our Broadband and Satellite Services segment with indefinite lives consisted of the following:

	As of December 31,
	2025	2024

	(In thousands)
95 W	$200,000	$200,000
107 W	200,000	200,000
Sirion-1 Filing	39,160	39,160
Impairment of indefinite-lived intangible assets (1)	(439,160)	—
Total	$—	$439,160
(1)	See Note 1 for further information.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2025 and 2024, our Regulatory Authorizations with finite lives consisted of the following:

	As of December 31,
	2025		2024
	Finite Lived	Accumulated	Finite Lived	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Total (1)	$—	$—	$53,160	$(40,615)
(1)	During the year ended December 31, 2025, we recorded a noncash impairment charge for finite lived intangible assets in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 for further information.

These identifiable intangibles are included in “Regulatory authorizations, net” on our Consolidated Balance Sheets. Amortization of these intangible assets was recorded on a straight-line basis over an average finite useful life of thirteen years. Amortization was $3 million, $5 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Foreign currency translation adjustments were gains of $1 million and losses of $2 million and gains of $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

9.Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 12 years, with a weighted average remaining lease term of 0.8 to 9.5 years, some of which include renewal options and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of lease expense were as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Operating lease cost	$624,248	$639,707	$538,805

Short-term lease cost (1)	12,508	16,685	4,765

Finance lease cost:
Amortization of right-of-use assets	43,699	71,474	102,724
Interest on lease liabilities	5,027	8,799	14,090
Total finance lease cost	48,726	80,273	116,814
Total lease costs	$685,482	$736,665	$660,384
(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$572,056	$504,604	$367,438
Operating cash flows from finance leases	4,311	9,094	13,400
Financing cash flows from finance leases	23,151	56,459	53,467

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$163,208	$522,975	$753,935
Finance leases	—	—	53,771

Remeasured right of use asset and liability	$1,283,916	$—	$—

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2025	2024

	(In thousands)
Operating Leases:
Operating lease assets (1)(2)	$214,549	$3,260,768

Other current liabilities (1)	$845,326	$528,542
Operating lease liabilities (1)	4,137,269	3,211,407
Total operating lease liabilities (1)	$4,982,595	$3,739,949

Finance Leases:
Property and equipment, gross (2)	$83,141	$466,074
Accumulated depreciation (2)	(5,124)	(235,001)
Property and equipment, net (2)	$78,017	$231,073

Other current liabilities	$41,520	$30,381
Other long-term liabilities	2,528	36,818
Total finance lease liabilities	$44,048	$67,199

Weighted Average Remaining Lease Term:
Operating leases	9.5 years	9.7 years
Finance leases	0.8 years	1.7 years

Weighted Average Discount Rate:
Operating leases	9.9%	10.2%
Finance leases	10.0%	9.3%

(1)	During the third quarter of 2025, as a result of the AT&T Transactions and SpaceX Transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business, resulting in a significant adverse change in the intended use of such assets. These developments were considered triggering events and resulted in, among other things, our review of communication tower lease obligations related to our 5G Network, through which we determined we will no longer take on any new communication tower leases, including those under our take or pay arrangements with certain vendors. Consequently, all future cash flows associated with certain communication tower leases not previously commenced under the take or pay arrangements were attributed to existing leases and certain lease liabilities were remeasured and during the third quarter of 2025, we recorded $1.284 billion as an ROU asset and liability on our Consolidated Balance Sheets and the ROU assets associated with such remeasured leases were impaired in the same period and we recorded $4.191 billion in "Impairments and other" on our Consolidated Statements of Operations and Comprehensive Income (Loss) in the same period. As a result, a one-time charge for variable lease payment expense resulting from this remeasurement event related to our 5G Network was recorded in "Impairments and other" on our Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)	During the fourth quarter of 2025, a triggering event occurred and resulted in a non-cash impairment of certain finance lease assets and operating lease assets related to our Broadband and Satellite Services segment. See Note 1 for further information.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Maturities of lease liabilities as of December 31, 2025 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2026	$892,686	$44,522	$937,208
2027	811,676	2,574	814,250
2028	752,008	—	752,008
2029	717,080	—	717,080
2030	697,539	—	697,539
Thereafter	3,884,450	—	3,884,450
Total lease payments	7,755,439	47,096	7,802,535
Less: Imputed interest	(2,772,844)	(3,048)	(2,775,892)
Total	4,982,595	44,048	5,026,643
Less: Current portion	(845,326)	(41,520)	(886,846)
Long-term portion of lease obligations	$4,137,269	$2,528	$4,139,797

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers.

The following table presents our lease revenue by type of lease:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Lease revenue:
Sales-type lease revenue	$6,703	$10,547	$13,431
Operating lease revenue	15,329	14,358	42,565
Total lease revenue	$22,032	$24,905	$55,996

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $20 million and $26 million as of December 31, 2025 and 2024, respectively.

The following table presents future operating lease payments to be received as of December 31, 2025:

For the Years Ending December 31,	Total
(In thousands)
2026	$10,392
2027	6,567
2028	4,205
2029	3,215
2030	1,991
Thereafter	292
Total lease payments to be received	$26,662

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.Debt, Finance Lease and Other Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2025 and 2024:

		As of December 31,
		2025		2024
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
0% Convertible Notes due 2025 (1)	DISH	$—	$—	$138,403	$124,916
Term Loan due 2025 (2)	DBS SubscriberCo	—	—	500,000	500,000
7 3/4% Senior Notes due 2026 (3)	DDBS	2,000,000	1,977,500	2,000,000	1,678,640
5 1/4% Senior Secured Notes due 2026 (3)(4)	HSSC	627,283	604,776	750,000	686,475
6 5/8% Senior Notes due 2026 (3)	HSSC	750,000	691,313	750,000	595,725
3 3/8% Convertible Notes due 2026 (3)	DISH	45,209	44,564	45,209	38,495
5 1/4% Senior Secured Notes due 2026 (3)	DDBS	2,750,000	2,673,440	2,750,000	2,507,780
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,646,440	3,500,000	3,708,460
7 3/8% Senior Notes due 2028	DDBS	1,000,000	970,280	1,000,000	715,680
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,450,000	2,500,000	2,143,350
5 1/8% Senior Notes due 2029	DDBS	1,500,000	1,331,430	1,500,000	959,610
Term Loan due 2029 (5)	DBS SubscriberCo	1,608,374	1,608,374	1,800,000	1,800,000
Mandatorily Redeemable Preferred Shares due 2029 (5)(6)	DBS SubscriberCo	178,708	178,708	200,000	200,000
10 3/4% Senior Secured Notes due 2029 (7)	SATS	5,506,000	6,144,476	5,356,000	5,763,110
3 7/8% Convertible Secured Notes due 2030 (8)(9)	SATS	1,942,594	6,581,334	1,906,229	2,029,715
6 3/4% Senior Secured Notes due 2030 (10)	SATS	2,372,670	2,436,447	2,287,738	2,070,952
Other notes payable		71,719	71,719	108,072	108,072
Subtotal		26,352,557	$31,410,801	27,091,651	$25,630,980
Unamortized deferred financing costs and other debt discounts, net		(416,734)		(555,533)
Finance lease obligations (11)		44,048		67,199
Total		25,979,871		26,603,317
Less: current portion (5)		(7,321,269)		(943,029)
Total debt, finance lease and other obligations, net of current portion		$18,658,602		$25,660,288
(1)	We redeemed the remaining principal balance of our 0% Convertible Notes due 2025 as of December 15, 2025, on its maturity date.
(2)	We redeemed the principal balance of our Term Loan due 2025 as of September 30, 2025, the instrument’s maturity date.
(3)	These notes have been reclassified to “Current portion of debt, finance lease and other obligations” on our Consolidated Balance Sheets as of December 31, 2025.
(4)	During the year ended December 31, 2025, we repurchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The remaining balance of approximately $627 million matures on August 1, 2026.
(5)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we will pay a portion of principal balance based on the variable cash flows for certain Pay-TV business metrics which are an estimate and could change significantly based on actual performance. During the year ended December 31, 2025, we redeemed approximately $213 million of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. The remaining balance of approximately $1.787 billion is paid monthly based on the variable cash flows for certain Pay-TV business metrics and the final payment is due no later than June 30, 2029.
(6)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.
(7)	On May 8, 2025, we issued an additional $150 million aggregate principal amount of our 10 3/4% Senior Secured Notes due November 30, 2029.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(8)	Beginning on October 1, 2025, and ending at the close of business on March 31, 2026, our 3 7/8% Convertible Secured Notes due 2030 are convertible, at the option of the holders. These notes are convertible, at our election, into cash, a total of approximately 58 million shares of our Class A common stock, or a combination thereof. See the description of our 3 7/8% Convertible Secured Notes due 2030 below for further information. During the year ended December 31, 2025, holders converted approximately $4 million of our 3 7/8% Convertible Secured Notes due 2030.
(9)	We elected to make our May 30, 2025 semi-annual interest payment of approximately $41 million in kind. We elected to make our November 30, 2025 semi-annual interest payment in cash, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing. See Note 1 for further information.
(10)	We elected to make our May 30, 2025 semi-annual interest payment of approximately $85 million in kind. We elected to make our November 30, 2025 semi-annual interest payment in cash, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing. See Note 1 for further information.
(11)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2). We estimated the fair value of our non-publicly traded debt based on, among other things, available trade information and/or valuations performed by a third-party (Level 3).

Term Loans and Mandatorily Redeemable Preferred Shares due 2029

The below summaries are not complete and are qualified in entirety by reference to the full and complete text of the applicable agreements.

On September 29, 2024, DBS SubscriberCo, Alter Domus (US) LLC, as Administrative Agent, and the lenders party thereto, entered into a Loan and Security Agreement (together with all the exhibits, annexes and schedules thereto, the “Loan and Security Agreement”), pursuant to which, among other things and subject to the terms and conditions set forth therein, the lenders agreed to extend credit to DBS SubscriberCo in an aggregate principal amount of up to $2.3 billion secured by the assets of DBS SubscriberCo, which includes approximately three million DISH TV subscribers and their related subscription and equipment agreements (such transactions, the “Loan Financing”). The Loan Financing consisted of the following: (i) initial term loans in an aggregate principal amount of $1.8 billion that mature on June 30, 2029 (the “Term Loan due 2029”), (ii) incremental term loans in an aggregate principal amount of $500 million that are payable in equal monthly installments which began in January 2025 and matured on September 30, 2025 (the “Term Loan due 2025”) and (iii) an additional amount of incremental term loans (the “Roll-up Incremental Term Loans” and, together with the Term Loan due 2029 and the Term Loan due 2025, the “Term Loans”). The Roll-up Incremental Term Loans may be incurred from time to time, subject to DBS SubscriberCo’s prior approval and pro forma compliance with a leverage ratio set forth in the Loan and Security Agreement, and mature on June 30, 2029.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Mandatorily Redeemable Preferred Shares Due 2029

On the Financing Closing Date, DBS SubscriberCo, entered into an amended and restated limited liability company agreement (the “SubscriberCo LLCA”), pursuant to which, among other things, DBS SubscriberCo issued to certain investors (the “Preferred Members”) redeemable preferred equity interests (the “Preferred Membership Interests”) with an aggregate liquidation preference of $200 million (the “Mandatorily Redeemable Preferred Shares”). The Mandatorily Redeemable Preferred Shares mature on June 30, 2029. Due to the mandatory redemption feature of this instrument, it is considered a debt instrument and recorded in “Current portion of debt, finance lease and other obligations” and “Long-term debt, finance lease and other obligations, net of current portion” on our Consolidated Balance Sheets.

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

Beginning on October 1, 2025, and ending at the close of business on March 31, 2026, the Convertible Notes due 2030 are convertible, at the option of the holders. The Convertible Notes due 2030 are convertible, at our election, into cash, approximately 58 million shares of our Class A common stock or a combination thereof. Any determination regarding the convertibility of the Convertible Notes due 2030 during future periods will be made in accordance with the terms of the related indenture. The Convertible Notes due 2030 became convertible because the last reported sale price of shares of our Class A common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended September 30, 2025 and December 31, 2025, respectively, was greater than 130% of the conversion price in effect on each applicable trading day.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The 7 3/8% Senior Notes are redeemable, in whole or in part, at any time at the redemption prices specified under the related indenture, together with accrued and unpaid interest.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Existing DISH Convertible Notes

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

At any time, we may redeem the 11 3/4% Senior Secured Notes due 2027, in whole at any time or in part from time to time, at the redemption prices specified in the related indenture, together with accrued and unpaid interest, if any, to the redemption date.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Intercompany Loans

All intercompany loans are eliminated in consolidations.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Currently, and prospectively, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the DISH 2021 Intercompany Loan 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the DISH 2021 Intercompany Loan 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.50% per annum in excess of the Cash Accrual Rate for the applicable tranche.

As of December 31, 2025, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion.

DISH 2021 Intercompany Loan 2026 Tranche. In January 2024, we completed a series of assignments resulting in the transfer of the receivable in respect to the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion from DISH DBS to EchoStar Intercompany Receivable Company L.L.C., our direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable Company L.L.C. As of December 31, 2025, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion.

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

DISH Q2 2024 Intercompany Loan

In June 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q2 2024 Intercompany Loan”) for an initial principal amount of $1.508 billion. The DISH Q2 2024 Intercompany Loan matures on August 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q2 2024 Intercompany Loan is at a variable rate. As of December 31, 2025, the total DISH Q2 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.687 billion.

DISH Q3 2024 Intercompany Loan

In September 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q3 2024 Intercompany Loan”) for an initial principal amount of $481 million. The DISH Q3 2024 Intercompany Loan matures on November 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q3 2024 Intercompany Loan is at a variable rate. As of December 31, 2025, the total DISH Q3 2024 Intercompany Loan amount outstanding plus interest paid in kind was $527 million.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar 2024 Intercompany Loan

In November 2024, EchoStar Financing L.L.C., our subsidiary, entered into an intercompany loan with DISH Wireless L.L.C., a subsidiary of DISH Network, for a borrowing principal amount of up to $4.500 billion (the “EchoStar 2024 Intercompany Loan”). The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. As of December 31, 2025, the total EchoStar 2024 Intercompany Loan amount outstanding plus interest paid in kind was $4.338 billion.

Interest on Long-Term Debt

			Annual
		Semi-Annual	Debt Service
	Issuer	Payment Dates	Requirements (1)
			(In thousands)
7 3/4% Senior Notes due 2026	DDBS	January 1 and July 1	$155,000
5 1/4% Senior Secured Notes due 2026	HSSC	February 1 and August 1	$39,375
6 5/8% Senior Notes due 2026	HSSC	February 1 and August 1	$49,688
3 3/8% Convertible Notes due 2026 (2)	DISH	February 15 and August 15	$1,526
5 1/4% Senior Secured Notes due 2026	DDBS	June 1 and December 1	$144,375
11 3/4% Senior Secured Notes due 2027	DISH	May 15 and November 15	$411,250
7 3/8% Senior Notes due 2028	DDBS	January 1 and July 1	$73,750
5 3/4% Senior Secured Notes due 2028	DDBS	June 1 and December 1	$143,750
5 1/8% Senior Notes due 2029	DDBS	June 1 and December 1	$76,875
10 3/4% Senior Secured Notes due 2029	SATS	May 30 and November 30	$591,895
3 7/8% Convertible Secured Notes due 2030 (3)	SATS	May 30 and November 30	$75,275
6 3/4% Senior Secured Notes due 2030 (3)	SATS	May 30 and November 30	$160,155
(1)	Annual debt service requirements exclude the interest on the Term Loans and the Mandatorily Redeemable Preferred Shares due 2029, discussed below.
(2)	As of December 31, 2025, a total of $45 million aggregate principal amount of 3 3/8% Convertible Notes due 2026 remain outstanding.
(3)	Includes interest payments that are, at our option, payable in cash or in kind. See above for further information.

Interest on the Term Loans and the Mandatorily Redeemable Preferred Shares due 2029

The Term Loans and the Mandatorily Redeemable Preferred Shares due 2029 have payment terms upon which we may pay a portion of principal balance based on estimated variable cash flows for certain Pay-TV business metrics which could change significantly based on actual performance. The estimated annual interest requirement for the Term Loans and the Mandatorily Redeemable Preferred Shares due 2029 for the year ended December 31, 2026 is approximately $144 million.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Debt, Finance Lease and Other Obligations

Other debt, finance lease and other obligations consisted of the following:

	As of December 31,
	2025	2024

	(In thousands)
Satellites and other finance lease obligations	$44,048	$67,199
Notes payable related to satellite vendor financing and other debt payable in installments through 2032 with interest rates ranging from approximately 4% to 10%	71,719	108,072
Total	115,767	175,271
Less: current portion	(62,309)	(69,496)
Other debt, finance lease and other obligations, net of current portion	$53,458	$105,775

Finance Lease Obligations

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

Dell Finance Lease. On July 17, 2020, we entered into a master agreement with Dell to lease certain components of our 5G Network Deployment infrastructure.

The summary of future maturities of our outstanding debt as of December 31, 2025 is included in the commitments table in Note 15.

11.Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Consolidated Balance Sheets, as well as net operating loss, tax credit and other carryforwards. We periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.

We file consolidated tax returns in the United States. The income taxes of domestic and foreign subsidiaries not included in the United States tax group are presented in our consolidated financial statements on a separate return basis for each tax paying entity.

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. We adopted this accounting guidance on December 31, 2025, and applied it prospectively in our consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States. The OBBBA includes changes to certain U.S. federal income tax provisions, including the restoration of 100% bonus depreciation on certain assets and modifications to the limitation on business interest expense and the treatment of research and experimental expenditures. We evaluated the impact of the OBBBA in accordance with ASC 740, Income Taxes. The enactment did not have a material impact on our income tax expense, effective tax rate, or cash taxes for the year ended December 31, 2025, and we do not expect the OBBBA to result in a material rate benefit in future periods.

However, certain provisions of the OBBBA resulted in additional deductible interest expense and changes to the amortization of research and experimental expenditures, which increased our U.S. federal net operating loss carryforwards as of December 31, 2025. The related deferred tax effects have been reflected in our consolidated financial statements.

As of December 31, 2025, we had $1.184 billion net operating loss carryforwards (“NOLs”) for federal income tax purposes, $491 million of NOL carryforwards for state income tax purposes and $236 million of foreign NOL carryfowards which are partially offset by a valuation allowance. In addition, there are $414 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance. Portions of the state NOL and credit carryforwards expired in 2025. All of our federal net operating loss carryforwards of $1.184 billion may be carried forward indefinitely. Certain state and foreign NOL carryforwards are subject to expiration at various dates beginning in 2026.

The components of the (benefit from) provision for income taxes were as follows:

For the Year Ended
December 31, 2025
(In thousands)

Income (loss) before income taxes:
US	$(18,714,058)
Foreign	(179,256)
Total Income (loss) before income taxes:	$(18,893,314)

Current provision (benefit):
Federal	$(2,225)
State	15,278
Foreign	13,474
Total current provision (benefit)	26,527

Deferred provision (benefit):
Federal	(3,827,165)
State	(561,508)
Foreign	(24,229)
Total deferred provision (benefit)	(4,412,902)

Income tax provision (benefit):
Federal	(3,829,390)
State	(546,230)
Foreign	(10,755)
Total income tax provision (benefit)	$(4,386,375)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	For the Years Ended December 31,
	2024	2023

	(In thousands)
Current provision (benefit):
Federal	$(20,241)	$(7,484)
State	23,007	39,441
Foreign	17,898	8,405
Total current provision (benefit)	20,664	40,362

Deferred provision (benefit):
Federal	(35,837)	(308,917)
State	(60,930)	(150,108)
Foreign	(23,653)	(45,006)
Increase (decrease) in valuation allowance	148,701	166,809
Total deferred provision (benefit)	28,281	(337,222)
Total income tax provision (benefit)	$48,945	$(296,860)

As previously described above, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to our effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	For the Year Ended
	December 31, 2025
	(In thousands)	% of pre-tax income/(loss)
Pretax book income at US federal statutory tax rate	$(3,967,596)	21.0
State and local income taxes, net of federal income tax effect	(441,711)	2.3
Foreign rate difference/other	15,042	(0.1)
Tax credits	(13,761)	0.1
Changes in valuation allowances	17,718	(0.1)
Nontaxable or nondeductible items	(12,815)	0.1
Changes in unrecognized tax benefits	18,362	(0.1)
Other adjustments	(1,614)	—
Total income tax provision (benefit)	$(4,386,375)	23.2

The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, Michigan, New York, Alabama, Georgia, Louisiana, Maryland, and Pennsylvania.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to our effective rate for years prior to the adoption of ASU 2023-09:

	For the Years Ended December 31,
	2024	2023

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0
State income taxes, net of federal benefit	62.9	3.6
Rates different than statutory	(8.6)	1.1
Increase (decrease) in valuation allowance	(196.8)	(8.6)
Tax credits	62.5	3.8
Impairments	—	(6.0)
Other, net	(5.8)	0.5
Total income tax provision (benefit)	(64.8)	15.4

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$3,232,730	$1,986,276
Depreciation	433,678	—
Lease liabilities	1,204,334	866,453
Accrued and prepaid expenses	314,680	147,004
Stock-based compensation	26,348	31,061
Unrealized (gains) losses on available for sale and other investments	40,820	58,587
Discount on convertible notes and convertible note hedge transaction, net	442	696
Deferred revenue	4,529	6,369
Other	3,231	3,602
Total deferred tax assets	5,260,792	3,100,048
Valuation allowance	(779,225)	(564,306)
Deferred tax asset after valuation allowance	4,481,567	2,535,742

Deferred tax liabilities:
Depreciation	—	(1,211,131)
Regulatory authorizations and other intangible amortization	(4,759,734)	(4,187,034)
ROU assets	(56,754)	(785,055)
Bases differences in partnerships and cost method investments (1)	(207,357)	(1,312,328)
Other liabilities	(24,989)	(21,752)
Total deferred tax liabilities	(5,048,834)	(7,517,300)
Net deferred tax asset (liability) (2)	$(567,267)	$(4,981,558)
(1)	Included in this line item are deferred taxes related to, among other things, our noncontrolling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses. See Note 2 for further information.
(2)	The presentation of net deferred tax liability includes both deferred tax liabilities and deferred tax assets. Certain foreign deferred tax assets are presented as part of “Other noncurrent assets, net” on our Consolidated Balance Sheets and our deferred tax liabilities related to all other jurisdictions are reported separately as “Deferred tax liabilities, net” on our Consolidated Balance Sheets.

As of December 31, 2025, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of total cash paid for income taxes, net of (refunds) were as follows:

For the Year Ended
December 31, 2025
(In thousands)
Federal (national)	$—

State and local:
AL	2,294
LA	1,289
MD	1,471
NC	1,365
NY	965
TN	4,610
TX	3,874
Other	2,400
Total state and local	18,268

Foreign:
India	2,717
Canada	7,589
Germany	2,161
Brazil	1,552
Other	1,724
Total foreign	15,743
Total cash paid for income taxes, net of (refunds)	$34,011

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax. We are subject to United States federal, state and local income tax examinations by tax authorities for the years as early as tax year 2008. We are currently under a federal income tax examination for years 2008 through 2011, 2013 through 2016 and 2021 through 2022. We also file income tax returns in the United Kingdom, Germany, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2004.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2025	2024	2023

	(In thousands)
Balance, beginning of period	$859,327	$609,543	$569,601
Additions based on tax positions related to the current year	22,954	251,296	9,210
Additions based on tax positions related to prior years	711	23,794	41,522
Reductions based on tax positions related to prior years	(5,537)	(24,996)	(7,219)
Reductions based on tax positions related to settlements with taxing authorities	—	—	(3,219)
Reductions based on tax positions related to the lapse of the statute of limitations	(362)	(310)	(352)
Balance, end of period	$877,093	$859,327	$609,543

We have $833 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2025, 2024 and 2023, we recorded $47 million, $52 million and $39 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $263 million and $216 million at December 31, 2025 and 2024, respectively. The above table excludes these amounts.

12.Stockholders’ Equity (Deficit)

Capital Stock

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.001 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.001 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.001 per share; (iv) 800,000,000 shares of Class D common stock, par value $0.001 per share; and (v) 20,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2025 and 2024, there were no outstanding shares of Class C common stock, Class D common stock or preferred stock.

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

Our Class A, Class B, and Class C common stock are equivalent except for voting rights. Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock. Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.” Upon a change in control of EchoStar, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held. Charles W. Ergen, our Chairman, President and Chief Executive Officer, and certain entities established for the benefit of his family beneficially own all outstanding Class B common stock. Together with all other stockholders, he also owns outstanding Class A common stock.

Any holder of Class D common stock is not entitled to a vote on any matter or to convert the shares of Class D common stock into any other class of common stock.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Each share of common stock is entitled to receive its pro rata share, based upon the number of shares of common stock held, of dividends and distributions upon liquidation.

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2026. During the year ended December 31, 2025, we repurchased 1,789,020 shares of our Class A common stock. On February 26, 2026, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $2.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2026.

13.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the EchoStar employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 8.0 million shares of Class A common stock. At December 31, 2025, we had 3.2 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP and such shares must be held for a minimum of 180 days from the purchase date.

401(k) Employee Savings Plans

We sponsor the EchoStar 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $5,000 per employee participating in the 401(k) Plan. Forfeitures of unvested participant balances which are retained by the 401(k) Plans may be used to fund matching and plan expenses. Our Board of Directors may also authorize an annual discretionary contribution to the 401(k) plans, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2025	2024	2023

	(In thousands)
Matching contributions, net of forfeitures	$22,392	$23,386	$20,379
Discretionary stock contributions	$31,855	$11,491	$5,491

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance/market and non-performance based stock incentives. As of December 31, 2025, grant recipients had the ability to acquire from stock incentive plans 11.3 million shares of our Class A common stock and 320 thousand restricted stock units and awards. Stock options are granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years. We account for forfeitures as they are incurred. While we generally have issued stock awards subject to vesting, typically at the rate of 20% per year, certain stock awards have been granted with shorter vesting periods and/or immediate vesting and certain other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals. In addition, the Ergen 2020 Performance Award is subject to the achievement of specified stock price targets. As of December 31, 2025, we had 20.5 million shares of our Class A common stock available for future grant under the stock incentive plans.

Stock Award Activity

Our stock option activity was as follows:

	For the Year Ended December 31, 2025
	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Weighted- Average Remaining Contractual Life
Total options outstanding, beginning of period	13,559,033	$44.58
Granted	1,532,353	$72.37
Exercised	(2,908,405)	$16.19
Forfeited and cancelled	(895,005)	$39.22
Total options outstanding, end of period	11,287,976	$56.09	$616,193	6.36
Performance/market based options outstanding, end of period (1)	4,207,130	$84.36
Exercisable, end of period	2,410,706	$50.85	$139,456	4.74
(1)	These stock options are included in the caption “Total options outstanding, end of period.” See the 2022 Incentive Plan, Other employee performance awards and Ergen 2020 Performance Award below.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Tax benefit from stock awards exercised	$42,043	$2,150	$1,384

Our restricted stock unit and award activity was as follows:

	For the Year Ended
	December 31, 2025
	Restricted Stock Units/Awards	Weighted-Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	91,228	$34.08
Granted	571,698	$29.30
Vested	(342,750)	$24.98
Forfeited and cancelled	—	$—
Total restricted stock units/awards outstanding, end of period	320,176	$35.28

The following table summarizes additional information about our stock options and restricted stock units and awards:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands, except per share amounts)
Stock options:
Weighted-average grant date fair value of options granted	$72.37	$14.43	$22.28
Intrinsic value of options exercised	$140,552	$2,275	$—

Restricted stock units and awards:
Weighted-average grant date fair value of units and awards granted	$29.30	$16.60	$17.50
Fair value of units and rewards vested	$33,444	$6,469	$9,926

Long-Term Performance-Based Plans

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

During each of the years ended December 31, 2025, 2024 and 2023, we determined that 100% of the 2022 Incentive Plan performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2025, 2024 and 2023 as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” For each of the years ended December 31, 2024 and 2023, approximately 33% and 17%, respectively, of the 2022 Incentive Plan awards had vested. For the year ended December 31, 2025, no additional 2022 Incentive Plan awards had vested.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Non-cash, stock-based compensation expense was recorded for the years ended December 31, 2025, 2024 and 2023, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2025, cumulatively approximately 20% of the Ergen 2020 Performance Award awards had vested. For the year ended December 31, 2025, no additional Ergen 2020 Performance Award awards had vested.

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2025	2024	2023

	(In thousands)
2022 Incentive Plan	$219	$1,149	$7,346
Ergen 2020 Performance Award	7,638	10,816	12,308
Other employee performance awards	—	—	(1,441)
Total non-cash, stock-based compensation expense recognized for performance based awards	$7,857	$11,965	$18,213
(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes actual forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2022 Incentive Plan	Ergen 2020 Performance Award

	(In thousands)
Expense estimated to be recognized during 2026	$236	$5,318
Estimated contingent expense subsequent to 2026	—	3,957
Total estimated remaining expense over the term of the plan	$236	$9,275

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2025, that assessment could change in the future.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Of the 11.3 million stock options outstanding under our stock incentive plans as of December 31, 2025, the following awards were outstanding pursuant to our performance based stock incentive plans:

	As of December 31, 2025
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2022 Incentive Plan	124,799	$14.78
Other employee performance awards (1)	573,561	$132.44
Ergen 2020 Performance Award	3,508,770	$78.98
Total	4,207,130	$84.36
(1)	“Other employee performance awards” includes 182 thousand shares, majority of which will expire in 2029, and 392 thousand shares that will expire on January 1, 2027.

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2025, 2024 and 2023 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Cost of services	$—	$1,376	$2,610
Selling, general and administrative	36,272	35,007	48,904
Total non-cash, stock-based compensation	$36,272	$36,383	$51,514

As of December 31, 2025, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $78 million and will be recognized over a weighted-average period of approximately 2.6 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted (excluding the Ergen 2020 Performance Award) for the years ended December 31, 2025, 2024 and 2023 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2025			2024			2023
Risk-free interest rate	3.62%	-	4.46%	3.58%	-	4.49%	3.58%	-	4.61%
Volatility factor	40.21%	-	62.66%	37.10%	-	46.39%	34.30%	-	41.25%
Expected term of options in years	3.9	-	6.7	3.3	-	6.7	4.1	-	6.6
Fair value of options granted (1)	$10.54	-	$40.29	$5.15	-	$12.40	$7.40	-	$7.77
(1)	This change primarily resulted from the changes in the volatility factor and the price of our Class A common stock.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

15.Commitments and Contingencies

Commitments

As of December 31, 2025, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments Due in the Years Ending December 31,
	Total	2026	2027	2028	2029	2030	Thereafter

	(In thousands)
Long-term debt obligations	$26,352,557	$7,279,749	$4,220,457	$3,505,325	$7,011,869	$4,321,707	$13,450
Interest expense on long-term debt (1)	5,871,388	2,072,402	1,565,995	1,124,117	868,009	237,476	3,389
Finance lease obligations (2)	44,048	41,520	2,528	—	—	—	—
Interest expense on finance lease obligations (2)	3,048	3,002	46	—	—	—	—
Other long-term obligations (3)	3,791,581	806,476	743,994	678,205	623,175	623,175	316,556
Operating lease obligations (2)	7,755,439	892,686	811,676	752,008	717,080	697,539	3,884,450
Purchase obligations	2,126,418	2,117,739	4,000	4,000	679	—	—
Total	$45,944,479	$13,213,574	$7,348,696	$6,063,655	$9,220,812	$5,879,897	$4,217,845
(1)	Includes interest expense on our 3 7/8% Convertible Secured Notes due 2030 and our 6 3/4% Senior Secured Notes due 2030 with interest payments that are, at our option, payable in cash or in kind. See Note 10 for further information.
(2)	See Note 9 for further information on leases.
(3)	Represents minimum contractual commitments related to obligations for our Hybrid MNO, certain wireless device purchases and marketing obligations, and satellite related and other obligations.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $877 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 11 and are included on our Consolidated Balance Sheets as of December 31, 2025. We do not expect any portion of this amount to be paid or settled within the next 12 months.

Wireless Spectrum Licenses

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Omega License Purchase Agreement. On February 21, 2025, we entered into a License Purchase Agreement providing for the non-cash sale of certain unencumbered 3.45 GHz wireless spectrum licenses in exchange for certain 600 MHz wireless spectrum licenses and our one-time payment of $8 million (the “Omega Transaction”). The Omega Transaction was approved by the FCC and DOJ and closed in the third quarter of 2025. The difference between our net carrying value of the assets sold and the fair value of the licenses received resulted in a gain which was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025.

Our wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date
	(In thousands)
SpaceX Transactions:
AWS-4 Licenses (1)	$1,928,688		December 31, 2024 (4)	June 14, 2025 (6)	June 2033
H Block Licenses (1)	1,671,506		December 31, 2024 (4)	June 14, 2025 (7)	June 2033
AT&T Transactions:
600 MHz Licenses	6,447,728		December 31, 2024 (5)	June 14, 2025 (8)	June 2029
3.45–3.55 GHz Licenses (2)	7,199,380	May 4, 2026 (9)		May 4, 2030 (9)	May 2037
Remaining wireless spectrum licenses:
DBS Licenses (3)	677,409
700 MHz Licenses (1)	701,803		December 31, 2024 (4)	June 14, 2025 (6)	June 2033
MVDDS Licenses (3)	24,000				July, August, September 2034
LMDS Licenses (3)	—				September 2028
28 GHz Licenses	2,883			October 2, 2029 (10)	October 2029
24 GHz Licenses	11,772			December 11, 2029 (10)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,392			June 4, 2030 (10)	June 2030
3550-3650 MHz Licenses	912,200			March 12, 2031 (10)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (10)		July 23, 2033 (10)	July 2036
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (1)	972				March 2026
AWS-3	9,829,287		December 31, 2024 (11)	October 25, 2025 (12)	October 2025 (12)
Subtotal	29,612,989

Capitalized interest (13)	10,270,436
Impairment of indefinite-lived intangible assets (14)	(5,334,473)
Total as of December 31, 2025	$34,548,952
(1)	The interim build-out deadlines for these licenses are in the past.
(2)	Subject to the terms of the AT&T License Purchase Agreement, at the end of the third quarter of 2025, AT&T, subject to a short-term spectrum manager lease, exercised its right to lease certain 3.45 GHz licenses from us.
(3)	The build-out deadlines for these licenses have been met.
(4)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Economic Area by this date (part of Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”). These licenses are set forth in Appendices A and D of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the AWS-4 licenses, the AWS H Block licenses, and the Lower 700 MHz E Block licenses listed in Appendix G-1 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Partial Economic Area by this date (part of Commitments #2 and #3 of the Extension Request). These licenses are set forth in Appendices B and E of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the 600 MHz licenses listed in Appendix G-2 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.
(6)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 4, 5 and 11 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.
(7)	For the H-Block licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 4, 5 and 11 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

(8)	For the 600 MHz licenses set forth in Appendix G-2 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 4, 5 and 11 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.
(9)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.
(10)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(11)	In a January 10, 2025 filing to the FCC, we certified that we were offering reliable signal coverage for certain of these license areas and offering service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date (part of Commitments #2 and #3 the Extension Request). These accelerated licenses are set forth in Appendices C and F of the Extension Request. Under the Extension Request, if we successfully fulfill Commitment #2 and Commitment #3, the final construction deadlines for the AWS-3 licenses listed in Appendix G-3 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.
(12)	For the AWS-3 licenses set forth in Appendix G-3 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 4, 5 and 11 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer reliable signal coverage to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments, as defined and detailed in the footnotes to the table above. See Note 1 “Recent Developments – FCC Review” for further information on the FCC’s recently completed review of our compliance with our obligations regarding our federal spectrum licenses.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Purchase Obligations

Our 2026 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, satellites and satellite launch contracts, wireless devices, Hybrid MNO costs, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, software and other products and services. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, which can materially impact our future operating asset and liability balances and our future working capital requirements.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Individual Litigations Commenced by Certain Tower and Infrastructure Vendors

DISH Wireless L.L.C. is currently a defendant in multiple, independent legal actions in various jurisdictions brought by various tower and infrastructure vendors. While these actions involve certain overlapping defenses generally related to the abandonment and decommissioning of certain portions of our 5G Network that will not be utilized in our Hybrid MNO business, in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based, each action represents a separate and distinct proceeding.

American Towers

On October 20, 2025, American Towers LLC, SpectraSite Communications, LLC and InSite Wireless Group, LLC (collectively “ATC”) filed a declaratory judgment lawsuit against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the District of Colorado. ATC seeks a declaration that DISH Wireless has not been excused from performing its obligations under the parties’ Strategic Collocation Agreement, which relates to tower facilities for our 5G Network. DISH Wireless previously notified ATC that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based, which constituted, among other legal remedies, a force majeure event.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

Comcast Business Communications

On February 27, 2026, Comcast Business Communications, LLC filed a declaratory judgment lawsuit against us and our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the District of Colorado. Comcast Business Communications is seeking a declaratory judgment that DISH Wireless is not excused from performing any of its obligations under those parties’ Master Service Agreement, which relates to fiber connections for our 5G network. It also alleges that we interfered with DISH Wireless’s performance under the Master Services Agreement. Comcast Business Communications is seeking $54 million in damages. DISH Wireless previously notified Comcast Business Communications that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based which constituted, among other legal remedies, a force majeure event.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

Crown Castle

On November 20, 2025, Crown Castle-affiliated lessors who entered into a Master Lease Agreement (“MLA”) with DISH Wireless L.L.C., which relates to tower facilities for our 5G Network, and Crown Castle Fiber LLC, which entered into a Master Product Agreement (“MPA”) with DISH Wireless L.L.C., which relates to fiber and other infrastructure for our 5G Network, filed a declaratory judgment lawsuit against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the District of Colorado. The Crown Castle plaintiffs are seeking declaratory judgments confirming that DISH Wireless is not excused from performing any of its obligations under the parties’ agreements. DISH Wireless previously notified the Crown Castle plaintiffs that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based, which constituted, among other legal remedies, a force majeure event. On January 30, 2026, the Crown Castle plaintiffs filed an amended complaint that added claims for breach of the MPA and MLA based on unpaid invoices; added us as a defendant for allegedly tortiously interfering with the MLA and the MPA; and added our wholly owned subsidiary DISH Purchasing Corporation as a defendant for allegedly breaching the parties’ Deployment Services Agreement by failing to pay $9.5 million.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Diamond Towers

On January 19, 2026, Diamond Towers II LLC, Diamond Towers IV LLC, Diamond Towers V LLC, Capital Telecom Holdings LLC, Capital Telecom Holdings II LLC, DCHSCU Acquisition Holdings, LLC, A Diamond Infra LLC, B Diamond Infra LLC, C Diamond Infra LLC, and D Diamond Infra LLC, which entered into agreements with DISH Wireless L.L.C. for tower and rooftop facilities for our 5G Network, filed a declaratory judgment lawsuit against our wholly-owned subsidiary DISH Wireless L.L.C. in the District Court for the City and County of Denver, Colorado. The plaintiffs are seeking a declaratory judgment confirming that DISH Wireless is not excused from performing any of its obligations under the parties’ agreements. DISH Wireless previously notified the plaintiffs that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based, which constituted, among other legal remedies, a force majeure event.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

Harmoni Towers

On January 29, 2026, Harmoni Towers Infrastructure LLC (“Harmoni”) filed a complaint against our wholly-owned subsidiary DISH Wireless L.L.C. in the District Court for the City and County of Denver, Colorado. Harmoni alleges that DISH Wireless has breached lease agreements related to tower facilities for our 5G Network, and seeks $16.3 million in damages. DISH Wireless previously notified Harmoni that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based, which constituted, among other legal remedies, a force majeure event.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

SBA

On February 5, 2026, SBA Telecommunications, LLC; SBA Sites, LLC; SBA Towers II LLC; SBA Towers, LLC; SBA Properties, LLC; SBA Towers V, LLC; SBA Towers VII, LLC; SBA Towers IV, LLC; SBA Towers VI, LLC; TV6 Holdings LLC; SBA Towers IX, LLC; SBA Structures, LLC; SBA Towers X, LLC; SBA Monarch Towers I, LLC; SBA Monarch Steel, LLC; SBA Monarch Towers III, LLC; SBA 2012 TC Assets, LLC; SBA Towers VIII, LLC; SBA GC Towers, LLC; SBA Infrastructure, LLC; SBA Towers III LLC; SBA Steel LLC; SBA Steel II, LLC; SBA Towers XI, LLC; and SBA BTS, LLC (collectively “SBA”) filed a breach of contract lawsuit against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the Western District of New York. SBA contends that DISH Wireless has breached the parties’ tower lease agreements. DISH Wireless previously notified SBA that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based, which constituted, among other legal remedies, a force majeure event.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Zayo Group

On November 26, 2025, Zayo Group, LLC, which has a Master Services Agreement with DISH Wireless L.L.C. relating to high-speed fiber and transport services as well as network connectivity issues for our 5G Network, filed a declaratory judgment lawsuit against our wholly-owned subsidiary DISH Wireless L.L.C. in the District Court for the City and County of Denver, Colorado. Zayo Group is seeking a declaratory judgment confirming DISH Wireless is not excused from performing any of its obligations under the parties’ Master Services Agreement. DISH Wireless previously notified Zayo Group that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based, which constituted, among other legal remedies, a force majeure event.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

Other Litigations

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and oral argument has been scheduled for March 3, 2026.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against our wholly-owned subsidiary DISH Network in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 cybersecurity incident (and a North Carolina statewide subclass of the same individuals). Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints. On September 27, 2024, the Court granted DISH Network’s motion to dismiss the First Amended Consolidated Class Action Complaint as to eight of the eleven named plaintiffs and as to certain causes of action. On October 29, 2024, the Plaintiffs filed the operative Second Amended Consolidated Class Action Complaint, which deletes the allegations as to the dismissed plaintiffs and causes of action, leaving three named plaintiffs and causes of action for negligence, negligence per se, breach of implied contract, and declaratory judgment. DISH Network filed for summary judgment on lack of standing, on the grounds that plaintiffs had no evidence that their alleged harms were “fairly traceable” to the cybersecurity incident. Rather than oppose the motion, the plaintiffs agreed to a walk-away settlement and the case was dismissed on September 10, 2025. This matter is now concluded.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On July 22, 2025, the United States Patent and Trademark Office issued final written decisions invalidating the asserted claims of the 249 patent and the 518 patent, but on November 14, 2025, following a review by its Director, the United States Patent and Trademark Office issued a new final written decision upholding the validity of the asserted claim from the 249 patent. Entropic has appealed the decision on the 518 patent and DISH Network L.L.C. has appealed the decision on the 249 patent.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Err Content IP

On November 3, 2025, Err Content IP, LLC filed a complaint against EchoStar Communications Corporation, the predecessor to our wholly-owned subsidiary DISH Network Corporation, in the United States District Court for the Southern District of Texas. The complaint alleges infringement of United States Patent No. 10,721,542 (the “542 Patent”), entitled “Bandwidth shaping client to capture, transform, cache, and upload images from a remote point of recordation to a network service.” The infringement allegations generally relate to using AirPlay to watch content from the DISH Anywhere app on a paired television screen. On December 3, 2025 Err Content filed an amended complaint adding allegations of induced and contributory infringement. On February 2, 2026, upon the parties’ joint motion, the case was transferred to the United States District Court for the District of Colorado.

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

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB. On March 14, 2025, HTB filed a motion seeking clarification, but that motion was denied on October 24, 2025. HTB has filed a new motion for clarification.

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of December 31, 2025, the gross amount of fees, penalties and interest owed was approximately $91 million with $46 million remaining outstanding as a result of historical payments.

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

After the defendants filed a motion to dismiss the First Amended Complaint, the plaintiffs filed a Second Amended Complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants. The defendants filed a motion to dismiss the Second Amended Complaint, and on March 20, 2025, the Court granted the motion without granting plaintiffs permission to further amend. The plaintiffs appealed to the United States Court of Appeals for the Tenth Circuit, and on February 17, 2026, that court unanimously affirmed the trial court’s dismissal.

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

Morris Routing Technologies

On August 8, 2025, Morris Routing Technologies LLC filed a complaint against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the Eastern District of Texas. It alleges infringement of U.S. Patent Nos. 10,652,133 (the “133 patent”); 10,574,562 (the “562 patent”); 10,652,134 (the “134 patent”); 10,757,010 (the “010 patent”); 10,805,204 (the “204 patent”); 11,757,756 (the “756 patent”); and 11,784,914 (the “914 patent”), each entitled “Routing methods, systems, and computer program products.” Generally, the patents are directed to transmitting data in an end-to-end network routing path by embedding segment identifiers into packet headers. Morris Routing also has brought cases against AT&T, T-Mobile, Verizon, Samsung, Comcast and Microsoft, among others. Because DISH Wireless L.L.C.’s vendor for the accused technology took a license to the asserted patents, the parties jointly stipulated to dismissal of the case on December 11, 2025. This matter is now concluded.

NewSpace India Limited

In October 2025, NewSpace India Limited (“NSIL”) sued our wholly-owned subsidiary Hughes Communications India Private Limited (“HCIPL”), claiming that HCIPL unlawfully terminated the parties’ agreement for HCIPL to take capacity on the GSAT 20 satellite. HCIPL had terminated the parties’ agreement on December 6, 2024, citing, among other reasons, NSIL’s failure to meet the contractual provision for a timely launch. NSIL seeks a declaration that HCIPL’s termination was premature and void, a temporary and permanent injunction restraining HCIPL from terminating or breaching the agreement, and damages of approximately 10.6 billion Indian Rupees (USD $117 million).

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Sling Pass Litigation

On August 26, 2025, ESPN Enterprises, Inc. and other Disney affiliates (“Disney”) sued our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. On September 5, 2025, WarnerMedia Network Sales and other Warner Bros Discovery affiliates (“WBD”) sued our wholly-owned subsidiary DISH Network L.L.C. in the same court. In each case, the plaintiffs contend that Sling TV’s Day Pass, Weekend Pass and Week Pass subscriptions breach their respective carriage agreements with DISH Network. In their respective cases, both Disney and WBD sought a preliminary injunction to enjoin the Passes, but the Court denied the Disney motion on November 17, 2025, and denied the WBD motion on December 23, 2025. Disney filed an amended complaint on December 19, 2025, adding a claim for breach of the implied covenant of good faith and fair dealing, and allegations of using Disney marks to advertise the passes over Disney’s objection and for interest on late payments. WBD filed an amended complaint on December 26, 2025, adding claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment. DISH Network L.L.C. has asserted antitrust counterclaims against Disney and breach of contract counterclaims against both Disney and WBD.

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

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the challenged claim. On January 18, 2023, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a second petition requesting ex parte reexamination of the validity of the four other asserted claims of the 213 patent, reexamination was ordered on April 17, 2023, and it remains pending. On October 17, 2024, the Court ordered that the stay of the case, which had been entered for the pendency of the original petitions before the United States Patent and Trademark Office, would remain in place pending the resolution of Sound View’s appeal in a parallel action against Hulu. The United States Court of Appeals for the Federal Circuit issued its opinion in the parallel Hulu matter on January 29, 2026.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National filed against our wholly-owned subsidiaries, DISH Network, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman, President and Chief Executive Officer) and Cantey M. Ergen (a member of our Board of Directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Our chief operating decision maker (“CODM”) is our Chairman, President and Chief Executive Officer. “OIBDA,” defined as “Operating income (loss)” plus “Depreciation and amortization,” is the primary measure used by our CODM to evaluate segment operating performance. The CODM regularly reviews budget-to-actual variances of OIBDA when evaluating segment performance and allocating resources to each segment.

Historically, we reported three primary business segments: (1) Pay-TV; (2) Wireless; and (3) Broadband and Satellite Services.

We were operating our Wireless segment primarily as an MVNO and secondarily as an MNO as we continued to commercialize our wireless spectrum licenses through the completion of our 5G Network and grow customer traffic on our 5G Network. As an MVNO, we depended on either T-Mobile or AT&T to provide us with network services under the MNSA and NSA, respectively. We had commenced our transition to an MNO as our 5G Network became commercially available and we grew our customer base on our 5G Network.

As a result of the unforeseeable actions by the FCC, as detailed, in “Recent Developments – FCC Review” in Note 1, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Hybrid MNO business.

To align with the information provided to the CODM and management’s view of the business, we separated the historical Wireless segment into two segments, the “Wireless” segment and the “Other” segment.

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. Prior to November 15, 2025, we were operating primarily as an MVNO utilizing network services under the MNSA and the NSA and secondarily as an MNO. In light of the AT&T Transactions, we transitioned to a hybrid MNO business model under which we continue to operate our 5G Network core and utilize AT&T’s network services (“Hybrid MNO”) and secondarily as an MVNO utilizing network services under the MNSA and the NSA. We migrated all customer traffic from our 5G Network to AT&T’s network as we transitioned to a Hybrid MNO, which we completed as of November 15, 2025.

Our Other segment primarily consists of our legacy 5G Network and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in “Recent Developments – FCC Review” in Note 1, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we have no customer traffic on our 5G Network.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We currently operate four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. See Note 1 for further information.

Our Pay-TV segment revenue is primarily derived from Pay-TV subscriber revenue. Our Wireless segment revenue is primarily derived from Wireless subscriber revenue and selling wireless devices to subscribers. Our Broadband and Satellite Services segment revenue is primarily derived from Broadband subscriber revenue, broadband services revenue and communications equipment sales and leases. Our Other segment revenue is primarily derived from intercompany MNO revenue and leased spectrum revenue.

All eliminations primarily include intersegment eliminations related to intercompany revenue and the related expense, which are eliminated in consolidation.

The CODM is not regularly provided assets on a segment basis; therefore, such information is not presented.

The revenue, expense, operating income (loss) and OIBDA by segment were as follows:

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts presented. All prior period amounts have been reclassified to conform to the current period presentation.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Segment Total	Eliminations	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2025
Revenue
Revenue from external customers:
Service revenue	$9,633,209	$3,315,978	$1,074,543	$—	$14,023,730	$—	$14,023,730
Equipment sales and other revenue	55,013	479,697	348,994	97,555	981,259	—	981,259
Intersegment revenue	12,258	—	32,515	197,268	242,041	(242,041)	—
Total revenue	9,700,480	3,795,675	1,456,052	294,823	15,247,030	(242,041)	15,004,989

Operating Expenses
Cost of services:
Programming	4,639,993	—	—	—	4,639,993	—	4,639,993
Connectivity services (1)	205,390	1,371,034	198,398	1,130,167	2,904,989	(161,034)	2,743,955
Other (2)	1,150,560	650,731	257,113	—	2,058,404	2,871	2,061,275
Total cost of services	5,995,943	2,021,765	455,511	1,130,167	9,603,386	(158,163)	9,445,223
Cost of sales - equipment and other	40,258	1,225,042	317,000	105,296	1,687,596	(2,497)	1,685,099
Selling, general and administrative expenses:
Subscriber acquisition costs	359,339	736,110	171,344	—	1,266,793	(14,301)	1,252,492
Selling, general and administrative expenses	616,846	190,277	184,974	160,744	1,152,841	(25,080)	1,127,761
Total selling, general and administrative expenses	976,185	926,387	356,318	160,744	2,419,634	(39,381)	2,380,253
Impairments and other	—	—	1,529,982	16,102,029	17,632,011	—	17,632,011

OIBDA (3)	2,688,094	(377,519)	(1,202,759)	(17,203,413)	(16,095,597)	(42,000)	(16,137,597)

Depreciation and amortization	262,866	117,509	404,645	844,487	1,629,507	(43,958)	1,585,549
Total costs and expenses	7,275,252	4,290,703	3,063,456	18,342,723	32,972,134	(243,999)	32,728,135

Operating income (loss)	$2,425,228	$(495,028)	$(1,607,404)	$(18,047,900)	$(17,725,104)	$1,958	(17,723,146)

Unallocated Amounts
Interest income							228,733
Interest expense, net of amounts capitalized							(1,521,713)
Other, net							122,812
Income (loss) before income taxes							$(18,893,314)

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, data, satellite and transmission, and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Segment Total	Eliminations	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2024
Revenue
Revenue from external customers:
Service revenue	$10,602,475	$3,156,760	$1,196,891	$—	$14,956,126	$—	$14,956,126
Equipment sales and other revenue	71,002	437,437	349,911	11,040	869,390	—	869,390
Intersegment revenue	14,727	—	28,986	145,662	189,375	(189,375)	—
Total revenue	10,688,204	3,594,197	1,575,788	156,702	16,014,891	(189,375)	15,825,516

Operating Expenses
Cost of services:
Programming	5,060,083	—	—	—	5,060,083	—	5,060,083
Connectivity services	224,112	1,328,311	203,498	1,304,295	3,060,216	(93,719)	2,966,497
Other	1,262,311	552,397	299,242	—	2,113,950	(4,908)	2,109,042
Total cost of services	6,546,506	1,880,708	502,740	1,304,295	10,234,249	(98,627)	10,135,622
Cost of sales - equipment and other	80,271	1,250,656	308,412	—	1,639,339	(2,384)	1,636,955
Selling, general and administrative expenses:
Subscriber acquisition costs	425,227	650,794	194,665	—	1,270,686	(3,192)	1,267,494
Selling, general and administrative expenses	650,915	136,838	228,076	166,402	1,182,231	(22,909)	1,159,322
Total selling, general and administrative expenses	1,076,142	787,632	422,741	166,402	2,452,917	(26,101)	2,426,816
Impairments and other	—	—	—	—	—	—	—

OIBDA	2,985,285	(324,799)	341,895	(1,313,995)	1,688,386	(62,263)	1,626,123

Depreciation and amortization	337,331	153,192	459,796	1,039,920	1,990,239	(60,046)	1,930,193
Total costs and expenses	8,040,250	4,072,188	1,693,689	2,510,617	16,316,744	(187,158)	16,129,586

Operating income (loss)	$2,647,954	$(477,991)	$(117,901)	$(2,353,915)	$(301,853)	$(2,217)	(304,070)

Unallocated Amounts
Interest income							116,625
Interest expense, net of amounts capitalized							(481,622)
Other, net							593,497
Income (loss) before income taxes							$(75,570)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Segment Total	Eliminations	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2023
Revenue
Revenue from external customers:
Service revenue	$11,377,524	$3,337,186	$1,431,053	$—	$16,145,763	$—	$16,145,763
Equipment sales and other revenue	175,948	355,132	299,720	39,035	869,835	—	869,835
Intersegment revenue	17,687	54	24,786	52,893	95,420	(95,420)	—
Total revenue	11,571,159	3,692,372	1,755,559	91,928	17,111,018	(95,420)	17,015,598

Operating Expenses
Cost of services:
Programming	5,301,968	—	—	—	5,301,968	—	5,301,968
Connectivity services	245,716	1,501,511	197,358	—	1,944,585	(13,533)	1,931,052
Other	1,429,944	520,932	333,517	—	2,284,393	(6,986)	2,277,407
Total cost of services	6,977,628	2,022,443	530,875	—	9,530,946	(20,519)	9,510,427
Cost of sales - equipment and other	91,164	1,133,377	241,570	977,329	2,443,440	(8,536)	2,434,904
Selling, general and administrative expenses:
Subscriber acquisition costs	687,338	701,814	227,754	—	1,616,906	(6,391)	1,610,515
Selling, general and administrative expenses	727,470	157,297	258,625	255,380	1,398,772	(20,133)	1,378,639
Total selling, general and administrative expenses	1,414,808	859,111	486,379	255,380	3,015,678	(26,524)	2,989,154
Impairments and other	6,457	98,657	536,082	119,903	761,099	—	761,099

OIBDA	3,081,102	(421,216)	(39,347)	(1,260,684)	1,359,855	(39,841)	1,320,014

Depreciation and amortization	381,292	221,968	419,262	620,685	1,643,207	(45,284)	1,597,923
Total costs and expenses	8,871,349	4,335,556	2,214,168	1,973,297	17,394,370	(100,863)	17,293,507

Operating income (loss)	$2,699,810	$(643,184)	$(458,609)	$(1,881,369)	$(283,352)	$5,443	(277,909)

Unallocated Amounts
Interest income							207,374
Interest expense, net of amounts capitalized							(90,357)
Other, net							(1,770,792)
Income (loss) before income taxes							$(1,931,684)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations) by segment were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2025
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$288,595	$35,848	$144,949	$1,172,649	$1,642,041

For the Year Ended December 31, 2024
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$218,473	$—	$212,581	$2,065,570	$2,496,624

For the Year Ended December 31, 2023
Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$242,736	$—	$233,423	$3,748,624	$4,224,783

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

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2025	2024	2023

	(In thousands)
North America	$14,717,241	$15,508,769	$16,670,377
Foreign	287,748	316,747	345,221
Total revenue	$15,004,989	$15,825,516	$17,015,598

The following table summarizes long-lived assets by geographic region:

	As of December 31,
Long-lived assets:	2025	2024

	(In thousands)
North America	$36,968,298	$51,729,583
Foreign	38,718	160,483
Total long-lived assets	$37,007,016	$51,890,066

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The revenue from customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2025	2024	2023

	(In thousands)
Pay-TV subscriber and related revenue	$9,642,661	$10,613,653	$11,385,961
Wireless services and related revenue	3,315,978	3,156,760	3,337,240
Broadband and satellite services and other revenue	1,081,986	1,204,938	1,443,616
Pay-TV equipment sales and other revenue	57,819	74,551	185,198
Wireless equipment sales and other revenue	479,697	437,437	355,132
Broadband equipment and other revenue	374,066	370,850	311,943
Other equipment and other revenue	294,823	156,702	91,928
Eliminations	(242,041)	(189,375)	(95,420)
Total	$15,004,989	$15,825,516	$17,015,598

17.Revenue Recognition

Contract Balances

Our allowance for credit losses for trade accounts receivable were as follows:

	Pay-TV	Wireless (1)	Broadband and Satellite Services	Consolidated Total

	(In thousands)
Balance, December 31, 2022	$40,642	$3,789	$15,359	$59,790
Current period provision for expected credit losses	56,421	10,881	34,085	101,387
Write-offs charged against allowance	(61,743)	4,001	(29,371)	(87,113)
Foreign currency translation	—	—	326	326
Balance, December 31, 2023	$35,320	$18,671	$20,399	$74,390
Current period provision for expected credit losses	56,729	24,989	25,653	107,371
Write-offs charged against allowance	(49,474)	(14,921)	(34,193)	(98,588)
Foreign currency translation	—	—	(545)	(545)
Balance, December 31, 2024	$42,575	$28,739	$11,314	$82,628
Current period provision for expected credit losses	27,303	33,640	21,073	82,016
Write-offs charged against allowance	(33,861)	(36,365)	(14,877)	(85,103)
Foreign currency translation	—	—	49	49
Balance, December 31, 2025	$36,017	$26,014	$17,559	$79,590
(1)	Our allowance for credit losses for trade accounts receivable for our Other segment is immaterial and therefore included in the Wireless segment in the table above.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes our contract asset balances:

	As of December 31,
	2025	2024

	(In thousands)
Contract assets	$138,723	$108,092

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer.

Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of December 31,
	2025	2024

	(In thousands)
Contract liabilities	$607,970	$649,054

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $607 million.

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

Broadband and Satellite Services Segment

As of December 31, 2025, the remaining performance obligations for our customer contracts was approximately $1.4 billion. Performance obligations expected to be satisfied within one year and greater than one year are 28% and 72%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Balance, beginning of period	$289,200	$352,114	$460,876
Additions	243,801	260,403	321,470
Amortization expense	(271,881)	(321,717)	(431,181)
Foreign currency translation	826	(1,600)	949
Balance, end of period	$261,946	$289,200	$352,114

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.Related Party Transactions

CONX

CONX Corp. is a special purpose acquisition company partially owned by Charles W. Ergen, our Chairman (“CONX”). On May 1, 2024, we and CONX entered into a definitive purchase and sale agreement, which provides for CONX’s purchase from us of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless. Concurrently with the transaction closing on May 1, 2024, we entered into an agreement to lease back the property from CONX for an initial 10-year term. During the years ended December 31, 2025 and 2024, we recorded $3 million and $2 million, respectively, for this lease in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Hughes Systique Corporation

We own 42% of Hughes Systique Corporation (“Hughes Systique”) and contract with Hughes Systique for software development services.

The table below summarizes our transactions with Hughes Systique:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Purchases:
Purchases from Hughes Systique	$16,188	$17,528	$19,597

	As of December 31,
	2025	2024

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$1,497	$1,466

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

The table below summarizes our transactions with NagraStar:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$27,877	$32,508	$37,068

	As of December 31,
	2025	2024

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$4,190	$5,569
Commitments to NagraStar	$364	$883