Form 10-K/A
period 2025-12-31
EchoStar CORP
filed 2026-04-30
CIK 1415404

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

As of April 24, 2026, the registrant’s outstanding common stock consisted of 158,459,167 shares of Class A common stock and 131,348,468 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “10-K/A”) is being filed with respect to the Annual Report of EchoStar Corporation (“EchoStar” or the “Corporation”) on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 (the “10-K”). The 10-K omitted the information required by Part III (Items 10 through 14), which had been contemplated to be incorporated by reference from EchoStar’s definitive Proxy Statement for its 2026 annual meeting of shareholders, in reliance on General Instruction G(3) of Form 10-K. As EchoStar’s definitive Proxy Statement for its 2026 annual meeting of shareholders is not expected to be filed within 120 days after the end of EchoStar’s 2025 fiscal year, EchoStar is filing the 10-K/A to provide the disclosures required by Part III pursuant to General Instruction G(3) of Form 10-K.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the 10-K, which were originally omitted and incorporated by reference to the Proxy Statement, have been amended to include this information, and Part IV, Item 15 of the 10-K has been amended solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. This 10-K/A does not amend or otherwise update any other information in the 10-K. Accordingly, this 10-K/A should be read in conjunction with the 10-K and with EchoStar’s other filings with the SEC subsequent to the filing of the 10-K.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of the members of our board of directors (the “Board” or “Board of Directors”) and certain biographical information concerning each of them are set forth below:

Name	Age	First Became Director	Position with the Corporation
Charles W. Ergen	73	2007	Chairman, President and Chief Executive Officer
Cantey M. Ergen	71	2023	Director and Senior Advisor
Kathleen Q. Abernathy	69	2023	Director
Hamid Akhavan	64	2023	Director and Chief Executive Officer, EchoStar Capital
George R. Brokaw	58	2023	Director
Stephen J. Bye	58	2023	Director
James DeFranco	73	2023	Director and Executive Vice President
R. Stanton Dodge	58	2009	Director
Lisa W. Hershman	62	2021	Director
Tom A. Ortolf	75	2023	Director
William D. Wade	69	2017	Director

Charles W. Ergen. Effective November 6, 2025, Mr. Ergen serves as our Chairman, President and Chief Executive Officer. Mr. Ergen previously served as our executive Chairman since November 2009 and Chairman of the Board of Directors since our formation in 2007. Mr. Ergen was also Chairman of the Board of Directors of DISH Network Corporation (“DISH”) since its formation and, during the past five years, held executive officer and director positions with DISH and its subsidiaries, most recently serving as the Chief Executive Officer of DISH from March 2015 to December 2017. Mr. Ergen also serves as Chairman of the Board of CONX Corp., since August 2020. The Board of Directors concluded that Mr. Ergen should continue to serve as a member of the Board of Directors due to, among other things, his role as our and DISH’s co-founder and as our controlling shareholder and the expertise, leadership and strategic direction that he has contributed to us since our formation, in addition to his extensive experience in our industry.

Cantey M. Ergen. Mrs. Ergen has served as a Senior Advisor and a member of our Board of Directors since December 2023 effective with the merger of EchoStar and DISH (the “Merger”). Mrs. Ergen served as a member of the Board of Directors of DISH from May 2001 to December 2023, and served as a Senior Advisor to DISH and had a variety of operational responsibilities with DISH since its formation. Mrs. Ergen served as a member of the board of trustees of Children’s Hospital Colorado from 2001 to 2012, and is now an honorary lifetime member. Mrs. Ergen has also served on the board of trustees of Wake Forest University since 2009, twice as Vice Chair. During 1980, Mrs. Ergen co-founded DISH with her future spouse, Charles W. Ergen, and James DeFranco. Mrs. Ergen was appointed to the Board of Directors in connection with the Merger. The Board concluded that Mrs. Ergen should continue to serve on the EchoStar Board due to her knowledge of DISH as a co-founder and her service to DISH in a multitude of roles over the years.

Kathleen Q. Abernathy. Ms. Abernathy joined the Board in December 2023 effective with the Merger. Ms. Abernathy is a member of our Compensation Committee and Nominating and Governance Committee and serves as the Chair of our Compensation Committee. Prior to the Merger, Ms. Abernathy served as a member of DISH’s Board of Directors and Audit and Compensation Committees and as Chairwoman of its Nominating Committee from March 2019 to December 2023. Ms. Abernathy currently serves on the Board of Directors of various private and non-profit companies and organizations. Ms. Abernathy served as Executive Vice President, External Affairs for Frontier Communications Inc. (“Frontier”) from March 2010 through April 2017 as well as Chief Legal Officer from 2010 through 2013. Prior to that time, Ms. Abernathy served as a member of the Board of Directors of Frontier from 2005 through 2010 and as a partner for various law firms providing policy and regulatory services for various clients in the telecommunications industry. Ms. Abernathy also served as a Commissioner at the Federal Communications Commission from 2001 through 2005. Previously, Ms. Abernathy held positions with various companies and law firms related to the telecommunications industry. The Board has determined that Ms. Abernathy meets the independence requirements of NASDAQ and SEC rules and regulations. The Board concluded that Ms. Abernathy should continue to serve as a member of the Board due to, among other things, her regulatory and managerial experience in the telecommunications and related industries, acquired, in part, during her tenure with Frontier and the FCC.

Hamid Akhavan. Effective November 6, 2025, Mr. Akhavan serves as the Chief Executive Officer of EchoStar Capital, a newly created division of EchoStar. Mr. Akhavan previously served as our Chief Executive Officer and President since March 2022 and also served as the Chief Executive Officer of DISH from November 13, 2023 until the completion of the Merger. Mr. Akhavan joined the Board in December 2023 effective with the Merger. He previously served as a Partner at Twin Point Capital, an investment firm, from April 2018 until March 2022. From March 2016 to April 2018, Mr. Akhavan was a Founding Partner at Long Arc Capital LLC. Prior to that, Mr. Akhavan served in a variety of leadership positions, including as CEO of Unify, Inc. (formerly Siemens Enterprise Communications) and CEO of T-Mobile International, where he also served as a member of the Board of Management of Deutsche Telekom. The Board of Directors concluded that Mr. Akhavan should continue to serve as a member of the EchoStar Board of Directors due to his extensive leadership experience with EchoStar and other businesses in the telecommunications industry.

George R. Brokaw. Mr. Brokaw joined the Board in December 2023 effective with the Merger. Mr. Brokaw is a member of our Audit Committee and Compensation Committee and serves as the Chair and financial expert of our Audit Committee. Prior to the Merger, Mr. Brokaw served as a member of DISH’s Board of Directors, Audit and Nominating Committees and as Chairman of its Compensation Committee from October 2013 to December 2023. Since October 2013, Mr. Brokaw has served as a private investor through several private and public investment vehicles. Previously, Mr. Brokaw served as Managing Director of the Highbridge Growth Equity Fund at Highbridge Principal Strategies, LLC (“Highbridge”). Prior to joining Highbridge, Mr. Brokaw was a Managing Director and Head of Private Equity at Perry Capital, L.L.C. (“Perry”). Prior to joining Perry, Mr. Brokaw was Managing Director (Mergers & Acquisitions) of Lazard Frères & Co. LLC (“Lazard”). Mr. Brokaw currently serves as Chairman of the board of directors of Alico, Inc. and Vice Chairman of the board of directors of CTO Realty Growth, Inc. Mr. Brokaw previously served on several public and private company boards of directors. The Board has determined that Mr. Brokaw meets the independence requirements of NASDAQ and SEC rules and regulations. The Board concluded that Mr. Brokaw should continue to serve on the Board due, among other things, to his financial experience, acquired, in part, during his tenure with Highbridge, Perry and Lazard. Mr. Brokaw received a B.A. from Yale University and a J.D. and M.B.A. from the University of Virginia. Mr. Brokaw is a member of the New York Bar.

Stephen J. Bye. Mr. Bye joined the Board in December 2023 effective with the Merger. Mr. Bye joined the Board of Directors of Inseego, effective November 2025. Since January 2023, Mr. Bye has been the President and CEO of Ookla, a division at Ziff Davis, a digital media and internet company. From November 2019 to January 2023, Mr. Bye served as Executive Vice President and Chief Commercial Officer of DISH’s facilities-based wireless network business. Prior to joining DISH, Mr. Bye was CEO of Connectivity Wireless, a provider of carrier-grade, in-building neutral host wireless solutions. Before that, he served as the President of C Spire, where he was responsible for the day-to-day operations of the company. Additionally, he has held a range of executive positions at Sprint, Cox Communications, AT&T, BellSouth International, Optus Communications and Telstra. The Board concluded that Mr. Bye should continue to serve as a member of the Board due to, among other things, his extensive experience in the telecom industry.

James DeFranco. Mr. DeFranco joined the Board in December 2023 effective with the Merger. Mr. DeFranco is one of our Executive Vice Presidents and has been one of DISH’s vice presidents and was a member of the DISH Board of Directors since its formation. During the past five years he has held various executive officer and director positions with DISH and its subsidiaries. During 1980, Mr. DeFranco co-founded DISH with Charles W. Ergen and Cantey M. Ergen. The Board concluded that Mr. DeFranco should continue to serve on the Board due, among other things, to his knowledge of DISH since its formation as a co-founder, particularly in sales and marketing.

R. Stanton Dodge. Mr. Dodge has served as a member of our Board of Directors since 2009. Mr. Dodge is a member of our Executive Compensation Committee and Nominating and Governance Committee and serves as the Chair of our Nominating and Governance Committee. Mr. Dodge is currently the Chief Legal Officer and Secretary of DraftKings, Inc., where he oversees the legal, government affairs and corporate communications teams. From June 2007 until October 2017, Mr. Dodge was the Executive Vice President, General Counsel and Secretary of DISH and was responsible for all legal, government affairs and corporate communications for DISH and its subsidiaries. From October 2007 to November 2011, Mr. Dodge served as our Executive Vice President, General Counsel and Secretary pursuant to a management services agreement between DISH and EchoStar that was entered into in connection with the spin-off of EchoStar from DISH in 2008. Since November 1996 when Mr. Dodge joined DISH, he held various positions of increasing responsibility at DISH and its subsidiaries. The Board of Directors has determined that Mr. Dodge meets applicable independence requirements of Nasdaq and SEC rules and regulations. The Board of Directors concluded that Mr. Dodge should continue to serve as a member of the Board of Directors due to, among other things, his knowledge of our industry, particularly in light of his business, corporate governance and legal expertise obtained during his prior service as our General Counsel and his prior service as General Counsel and in other roles at DISH and its subsidiaries over the course of 20 years.

Lisa W. Hershman. Ms. Hershman has served as a member of our Board of Directors since April 2021 and currently serves on our Executive Compensation Committee and Audit Committee. In December 2024, Ms. Hershman was named as Indiana’s Secretary of Management and Budget, where she serves as both the chief financial officer and the chief operating officer of the state, overseeing Indiana’s budget, financial management and business and administrative operations. From April 2018 to January 2021, Ms. Hershman served as Chief Management Officer for the U.S. Department of Defense and was a member of the President’s Management Council. From April 2015 to April 2018, Ms. Hershman was a Board Member and the Chair of the Scrum Alliance, an international association training and certifying agile development practitioners, and from January 2017 to April 2018, she served as its Interim Chief Executive Officer. Ms. Hershman was on the Board of Directors of 1st Source Corporation, a banking company, from April 2018 until March 2020 and was a member of its Audit Committee and Trusts and Investments Committee. The Board of Directors has determined that Ms. Hershman meets applicable independence requirements of Nasdaq and SEC rules and regulations. The Board of Directors concluded that Ms. Hershman should continue to serve as a member of the Board of Directors due to, among other things, her expertise in process management, innovation and redesign, as well as leadership training and education.

Tom A. Ortolf. Mr. Ortolf has served as a member of our Board of Directors since December 2023 effective with the Merger and currently serves as a member of our Audit Committee and Nominating and Governance Committee. Mr. Ortolf served as a member of the Board of Directors of DISH from May 2005 to December 2023. Mr. Ortolf has been the President of CMC, a privately held investment management firm, for over twenty years. Mr. Ortolf also previously served as a member of the Board of Directors from October 2007 to April 2019. The Board of Directors has determined that Mr. Ortolf meets the independence requirements of Nasdaq and SEC rules and regulations. The Board of Directors concluded that Mr. Ortolf should continue to serve as a member of the Board of Directors due to, among other things, his knowledge of the DISH and EchoStar businesses resulting from his prior service on the Boards of both companies and his expertise in finance, business and risk management, in particular in light of his experience as an executive with CMC.

William D. Wade. Mr. Wade has served as a member of our Board of Directors since February 2017 and currently serves on our Nominating and Governance Committee and Audit Committee. Mr. Wade served as the President and CEO of Asia Satellite Telecommunications Co. Ltd. (“AsiaSat”) based in Hong Kong from 2010 to November 2016, as Deputy CEO of AsiaSat from 1994 to 2010, and as a senior advisor to the CEO of AsiaSat from November 2016 through March 2017. From 1996 to November 2016, Mr. Wade also served on the AsiaSat Board of Directors as an Executive Director serving on the Compliance Committee. AsiaSat owns and operates an Asia-based satellite fleet providing capacity and satellite services to media and telecommunications companies across the Asia-Pacific region. Prior to joining AsiaSat, Mr. Wade served as an executive director manager in charge of Pan Asian Systems with Hutchison Whampoa, a satellite and cable television equipment supplier and systems integrator. Earlier in his career, Mr. Wade held a number of senior management positions in the United States and Singapore with EchoSphere Corporation, a subsidiary of DISH, and Audiotone, a manufacturer and supplier of hearing aid and test equipment. Mr. Wade has also served since 2012 as a director for First Western Advisors, Ltd., a private entity providing wealth management services. From September 2017 until April 2019 and December 2019, respectively, Mr. Wade served as a director of, and executive advisor to, Global-IP Cayman, a privately-owned satellite communications company. The Board of Directors has determined that Mr. Wade meets applicable independence requirements of Nasdaq and SEC rules and regulations. The Board of Directors concluded that Mr. Wade should continue to serve as a member of the Board of Directors due to, among other things, his international and operational expertise and his experience in the satellite industry.

Board Leadership Structure

From March 2022 until Mr. Hamid Akhavan’s appointment as Chief Executive Officer of the newly formed EchoStar Capital effective November 6, 2025, the Board separated the role of Chairman of the Board from the role of Chief Executive Officer, with Mr. Charles W. Ergen serving as Chairman and Mr. Akhavan serving as President and Chief Executive Officer of the Corporation. Mr. Akhavan was responsible for the day-to-day management of the Corporation and played a significant role in the formulation and advancement of corporate strategy, and Mr. Ergen provided overall and strategic leadership to the Board. We believe this leadership structure was appropriate for the Corporation during this period, among other reasons, because separation of these roles allowed our Chief Executive Officer and other members of senior management to focus on our day-to-day business, while at the same time the Board was able to take advantage of the unique blend of leadership, experience and knowledge of our industry and business that Mr. Ergen brought to the role of Chairman in providing guidance to, and oversight of, management.

Since Mr. Ergen succeeded Mr. Akhavan as President and Chief Executive Officer of EchoStar Corporation effective November 6, 2025, the Board currently combines the role of Chairman of the Board with the role of Chief Executive Officer, among other reasons, because of Mr. Ergen’s unique position and qualifications as our co-founder and controlling shareholder.  Mr. Ergen previously held the positions of Chairman and Chief Executive Officer of DISH Network Corporation prior to the Merger.  The Board believes that Mr. Ergen remains best situated to serve as Chairman, among other reasons, because he is the director most familiar with the Corporation’s business and industry and is also the person most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy.  We believe that this leadership structure is appropriate for the Corporation, among other reasons, because it helps to ensure clarity regarding leadership of the Corporation, allows the Corporation to speak with one voice and provides for the efficient operation of our Board process.  This structure also avoids potential confusion as to leadership roles and duplication of efforts that can result when the roles are separated.  Furthermore, in light of Mr. Ergen’s voting control and position with the Corporation, we believe that the creation of a lead independent director position is not necessary at this time.

Executive Officers

Information regarding our executive officers is contained in Part I of the 10-K filed with the SEC on March 2, 2026 under the caption “Item 1.  Business — Information About our Executive Officers.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our equity securities. We believe that during 2025, our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements. In making these statements, we have relied upon examination of copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and officers.

Code of Ethics

We have a code of ethics for financial reporting that sets forth our commitment to ethical business conduct and accurate and timely disclosure practices. Our code of ethics applies to our directors, officers and employees, including our Chief Executive Officer and Principal Financial Officer. Our code of ethics is available on the Corporate Governance page of our website at http://ir.echostar.com/corporate-governance and in print form from us without charge upon request by writing to Investor Relations at EchoStar Corporation, 9601 South Meridian Boulevard, Englewood, Colorado 80112.

Stockholder Nomination Procedures

As of the date of this Report, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

Our Board has established a standing Audit Committee in accordance with Nasdaq rules and Section 10A of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and related SEC rules and regulations. The current members of the Audit Committee are Mr. Brokaw, Ms. Hershman, Mr. Ortolf and Mr. Wade, with Mr. Brokaw currently serving as Chair. The Board has determined that each member of our Audit Committee meets applicable independence requirements. The Board has also determined that each member of our Audit Committee is financially literate and has designated Mr. Brokaw as our “audit committee financial expert” as defined by applicable SEC rules and regulations. Our Audit Committee Charter is published in the corporate governance section of our investor relations website at http://ir.echostar.com/corporate-governance.

Insider Trading Policy & Hedging and Pledging Policies

We have adopted insider trading policies and procedures (“Insider Trading Policy”) governing the purchase, sale and other disposition by directors, officers and employees of securities of EchoStar and its significant customers, partners, suppliers, competitors and other companies about which insiders may learn confidential information during the course of performing their duties for EchoStar (“Restricted Companies”). The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. The Insider Trading Policy provides that officers, directors and employees may not trade in: (i) securities of EchoStar if they are aware of material nonpublic information about EchoStar; and (ii) securities of any Restricted Company if they have obtained material nonpublic information about that company during the course of their EchoStar duties. Such persons also may not disclose material nonpublic information to any other person or recommend to anyone to trade any securities or refrain from trading any securities when aware of such information. Our Insider Trading Policy also provides that without General Counsel approval, no employee, officer or director may buy or sell put or call options, engage in short sales or engage in hedging transactions of the Company's securities. In addition, our Insider Trading Policy provides that no employee, officer or director may pledge Company securities as collateral to secure loans. This prohibition means, among other things, that these individuals may not hold Company securities in a “margin” account, which would allow the individual to borrow against their holdings to buy securities. Also, our Insider Trading Policy provides that directors, officers (as defined by Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) as well as certain employees notified by the company shall only execute trades in Company securities during an open trading window (as defined in the Company's Insider Trading Policy) or via a Rule 10b5-1 Plan. A copy of our Insider Trading Policy and Guidelines is attached as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026.

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) addresses our compensation objectives and policies for our Named Executive Officers, or NEOs, our guiding principles and our decision-making process in determining NEO compensation, the elements of our NEO compensation and the application of those objectives and policies to each element of compensation for our NEOs for fiscal year 2025. Our NEOs in 2025 were Charles W. Ergen, Hamid Akhavan, John W. Swieringa, Paul W. Orban, Dean A. Manson and Paul Gaske. None of our NEOs are currently party to an employment agreement with us other than Messrs. Akhavan and Swieringa, who entered into offer letters on October 2, 2023 in connection with the Merger.

This Compensation Discussion and Analysis contains information regarding company performance targets and goals for our executive compensation program. These targets and goals were disclosed to provide information on how executive compensation was determined in 2025 but are not intended to be estimates of future results or other forward-looking guidance. We caution investors against using these targets and goals outside of the context of their use in our executive compensation program as described herein.

Overall Executive Compensation Program Objectives and Policies

Compensation Philosophy

We design our executive compensation programs with the goal of creating long-term shareholder value and ensuring EchoStar’s long-term success. Such goals are dependent upon, among other things, our ability to motivate and retain talented and experienced executives and our ability to tie executive compensation to business performance. Accordingly, we design executive compensation programs to, among other things, attract and retain the best talent, reinforce stock ownership and emphasize performance as a basis for compensation. Within this framework, our executive compensation program was guided by the following key principles in 2025:

●	attraction, retention and motivation of executive officers by offering base salaries, incentive compensation and employee benefits that are market-competitive and that facilitate hiring and retention of world-class talent;
●	recognition of management effectiveness and individual executive performance with annual review of performance for purposes of base salary increases and annual cash incentive awards;
●	recognition of the achievement of company-wide, business group and individual performance goals with respect to cash incentive awards; and
●	creation of shareholder value by aligning the interests of management and shareholders through equity compensation whose value will be based upon the future performance of our common stock and through performance-based cash incentives.

Compensation Best Practices

For our NEOs, we strive to follow sound corporate governance practices including:

●	a significant portion of NEOs direct compensation is linked to our financial performance;
●	all our NEOs are at-will employees without employment agreements, other than Messrs. Akhavan and Swieringa;
●	we provide our NEOs with few perquisites, no long-term cash incentive, no defined benefit or retiree medical benefits;
●	our NEOs are not provided with tax gross-ups;
●	our NEOs are not entitled to cash severance;
●	we maintain a Compensation Committee composed entirely of independent directors.

General Compensation Levels

As stated above, the total compensation opportunities, including base salaries, incentives and other benefits and perquisites, offered to our NEOs have been designed to ensure that, for each executive as appropriate, they are competitive and support our executive recruitment, retention and motivation objectives, reward individual, group and company-wide performance and contribute to our success by aligning the interests of our executive officers with the interest of our shareholders.

In determining the overall compensation of our NEOs, the Corporation considers the subjective recommendations of our Chairman, President and Chief Executive Officer (other than with respect to his own compensation), and the subjective determinations of the Compensation Committee, all of which may take into account one or more of the following factors: (i) information described in “Compilation of Certain Peer Group Data” below and other information obtained from media reports or other generally available sources related to executive compensation information, (ii) the executive’s performance and contributions and/or considerations of retention, including, without limitation, the executive’s success in achieving individual, business group and company-wide goals and the extent to which the executive’s individual efforts contributed to and/or resulted in increases in corporate, division, department or individual success, (iii) whether the performance goals of any short-term or long-term incentive plans were met and the payouts that would become payable upon achievement of those performance goals, (iv) the value of historic and current components of each NEO’s compensation, including the base salary and any bonus or incentive compensation paid to the NEO in the prior year, (v) the value of equity awards previously granted to the executive, (vi) our and our subsidiaries’ overall financial and business performance, (vii) if applicable, the performance of the NEO’s business unit, (viii) the rate of standard annual merit increases for employees who are performing at or above a satisfactory level, (ix) the expected compensation to be paid to other senior officers in the applicable year, (x) whether the NEO was promoted or newly hired in the prior or applicable year, and (xi) equity awards that would normally be granted upon a promotion in accordance with our policies for promotions. This approach to general compensation levels is not formulaic or standard and does not utilize formalized benchmarking, and the weight given to any particular factor in determining a particular NEO’s compensation depends on the subjective consideration of all factors described above in the aggregate.

With respect to equity incentive compensation, we generally believe that our NEOs should have appropriate incentives tied to the performance of our Class A Shares. Therefore, we may grant equity awards to a particular NEO in a given year based on a number of subjective criteria, including, without limitation, the value of equity awards previously granted to the NEO, whether a substantial portion of the NEO’s equity incentives are vested and the underlying stock is capable of being sold, the amount of equity incentives of a NEO in a particular year, whether a NEO has recently been promoted, a NEO’s position and role in our success and whether a NEO has made any exceptional contributions to our success.

Mr. Ergen recommends, the Compensation Committee reviews and discusses and the Board of Directors ultimately approves the base salary compensation of our NEOs. After considering these recommendations and other considerations discussed above, the Board of Directors determines the annual base salary for each NEO. The Compensation Committee also makes and approves grants of options and other equity-based compensation to our NEOs, if any, as well as determines and establishes applicable payout targets and performance metrics for the payment of cash and equity incentive awards. The Compensation Committee and the Board of Directors place substantial weight on Mr. Ergen’s recommendations regarding all compensation matters in light of his role as our controlling shareholder, Chairman and Chief Executive Officer.

Furthermore, the Compensation Committee also makes a subjective determination as to whether an increase should be made to Mr. Ergen’s compensation based on its evaluation of, among other factors, Mr. Ergen’s contribution to the success of EchoStar, whether the performance goals of any short-term or long-term incentive plans were met, the respective payouts that would become payable to Mr. Ergen upon achievement of those performance goals and the respective options and other stock awards currently held by Mr. Ergen and whether such awards are sufficient to retain Mr. Ergen.

Compilation of Certain Peer Group Data

We do not utilize a formulaic or standard, formalized benchmarking level or element in setting our executive compensation relative to that of other companies. Generally, the Corporation’s overall compensation lags behind competitors in the area of base pay, severance packages and short-term incentives but is intended to be competitive over time in equity compensation. If the Corporation’s stock performance substantially outperforms similar companies, executive compensation at the Corporation could exceed that at similar companies. Barring significant increases in the stock price, however, the Corporation’s compensation levels generally lag its peers.

Deductibility of Compensation

Section 162(m) of the U.S. Internal Revenue Code (the “Code”) places a limit on the tax deductibility of compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally, the corporation’s principal executive officer, principal financial officer and its next three most highly compensated executive officers in the year that the compensation is paid). Prior to the adoption of the Tax Cuts and Jobs Act (the “Tax Reform”), this limitation only applied to compensation that was not considered performance-based under the Section 162(m) rules. The Tax Reform repealed this exception for performance-based compensation. We generally structure our compensation programs, where feasible, to minimize or eliminate the impact of the limitations of Section 162(m) of the Code. However, we have reserved the right to pay nondeductible compensation in excess of this limitation when we believe such payments are appropriate, after taking into consideration changing business conditions or the officer’s performance.

Use of Compensation Consultants

No compensation consultants were retained by the Corporation, the Board of Directors or the Compensation Committee in connection with recommending the setting of compensation for our executive officers during the past fiscal year.

Implementation of Executive Compensation Program Objectives and Policies

Elements of Executive Compensation

The primary components of our executive compensation program include:

●	base salary;
●	equity incentive compensation (short-term and/or long-term) in the form of stock options and/or restricted stock units offered under EchoStar’s stock incentive plans as well as eligibility to participate in an employee stock purchase plan;
●	short-term cash incentive compensation, including conditional and/or performance-based cash incentive compensation and discretionary bonuses;
●	our 401(k) Employee Savings Plan (“401(k) Plan”);
●	a nonqualified deferred compensation plan; and
●	other compensation, including perquisites, personal benefits and post-termination compensation.

Our long and short-term incentive compensation generally include conditional and/or performance-based cash and/or equity incentive compensation.

The components of our executive compensation program combine to promote the objectives and policies described above. Base salary, 401(k) Plan benefits and other benefits and perquisites provided generally to employees provide a minimum level of compensation for our NEOs. Long-term equity and/or performance-based incentive compensation align NEO compensation with the creation of long-term shareholder value and generally promote retention. Short-term cash and/or equity incentives reward individual, business group and/or company performance and achievement of shorter-term goals important to us.

We have not required that a certain percentage of an executive’s compensation be provided in one form versus another. However, our goal is to award compensation that is reasonable in relation to our compensation program and objectives when all elements of potential compensation are considered. Each element of our executive compensation and the rationale for each element are described below.

Base Salary

We have traditionally included salary in our executive compensation package under the belief that it is appropriate that some portion of the compensation paid to our executive officers be provided in a form that is fixed and liquid occurring over regular intervals. The Board of Directors has traditionally been free to set base salary at any level deemed appropriate, with the Compensation Committee setting the base salary of Mr. Ergen taking market trends and other factors into account. The Compensation Committee and the Board of Directors typically review base salaries of our NEOs. Any increases or decreases in base salary on a year-over-year basis have usually been dependent on a combination of the factors outlined above in “General Compensation Levels,” with particular emphasis on:

●EchoStar’s and our subsidiaries’ overall financial and business performance;
●the performance of the NEO’s business unit;
●the NEO’s individual contributions to EchoStar and our subsidiaries;
●the rate of standard annual merit increases for employees who are performing at a satisfactory or higher level; and
●information described in “Compilation of Certain Peer Group Data.”

Equity Incentive Compensation

We believe that our executive officers generally will be better able to contribute to our success and help build incremental shareholder value if they have a stake in our future success and value. We believe this stake helps retain executives and focuses the executive officers’ attention on managing as owners with equity positions and aligns their interests with the interests of our shareholders. Equity awards therefore have generally represented an important component of our compensation program for most of our NEOs. We have historically attempted to create general incentives with standard stock option grants and conditional or performance-based incentives through awards that include payouts in cash. Grants of equity incentive compensation have usually been dependent on a combination of the factors outlined above in “General Compensation Levels.”

To aid in our retention of employees, options and restricted stock unit awards granted under our stock incentive plans, including those granted to our NEOs, generally have vested at rates between 20-33% per year (except with respect to certain grants or commitments to Mr. Akhavan, as described in his Letter Agreement) and, in the case of options, have had exercise prices not less than the fair market value of our Class A Shares on the date of grant or the last trading day prior to the date of grant (if the date of grant is not a trading day). Generally, our option agreements and restricted stock unit agreements with executive officers have included acceleration of vesting following a change in control for those executive officers who are terminated by us or the surviving entity, as applicable, for any reason other than for cause during the twenty-four month period following such change in control.

Stock Incentive Plan

Prior to our Merger, we had two general employee stock incentive plans, which we refer to as the Amended and Restated 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”) and the EchoStar Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”). In connection with the closing of the Merger, we assumed the existing DISH 2019 Stock Incentive Plan and DISH 2009 Stock Incentive Plan (all of our employee stock incentive plans are collectively referred to as the “Stock Incentive Plans”).

The 2008 Stock Incentive Plan expired on January 1, 2018. No new awards have been or will be granted under the 2008 Stock Incentive Plan after May 2, 2017, but any awards previously granted under this plan remain outstanding and vest and/or are exercised in accordance with their terms. The 2017 Stock Incentive Plan was approved by our shareholders on May 2, 2017, and we have used this plan for equity grants to our executive officers and other key employees since that date. Our adoption of the DISH 2009 Stock Incentive Plan and the DISH 2019 Stock Incentive Plan was approved as part of the overall Merger approval.

The purpose of our Stock Incentive Plans is to provide incentives to attract, motivate and retain executive officers and employees, to offer participants incentives to put forth maximum efforts for the success of our business and to afford participants an opportunity to acquire a proprietary interest in EchoStar. The Stock Incentive Plans are administered by the Compensation Committee which retains the discretion, subject to plan limits, to modify the terms of outstanding awards and to re-price awards. Awards available to be granted under our Stock Incentive Plans include: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards. We generally grant equity awards on the first day of each calendar quarter following the quarter in which the award was approved and have set exercise prices at not less than the fair market value of our Class A Shares on the date of grant or the last trading day prior to the date of grant (if the grant date is not a trading day). As of December 31, 2025, there were: (i) outstanding options to purchase approximately 11.3 million of our Class A Shares under our Stock Incentive Plans; (ii) approximately 320 thousand outstanding restricted stock units; and (iii) approximately 20.5 million of our Class A Shares remaining available for issuance under our Stock Incentive Plans. Our outstanding option awards generally vest at rates between 20-33% per year commencing one year from the date of grant.

Class B Chairman Stock Option Plan

We have adopted a Class B Chairman stock option plan, which we refer to as the 2008 Class B Chairman Stock Option Plan. The purpose of the 2008 Class B Chairman Stock Option Plan is to promote the interests of the Corporation by aiding in the retention of Mr. Ergen, who our Board of Directors believes is crucial to assuring our future success, to offer Mr. Ergen incentives to put forth maximum efforts for our future success and to afford Mr. Ergen an opportunity to acquire additional proprietary interests in the Corporation. Mr. Ergen abstained from our Board of Directors’ vote regarding the adoption of the 2008 Class B Chairman Stock Option Plan. Awards available to be granted under the 2008 Class B Chairman Stock Option Plan include nonqualified stock options and dividend equivalent rights with respect to our Class B Shares. Up to 4.0 million of our Class B Shares are available for award under the 2008 Class B Chairman Stock Option Plan. Only Mr. Ergen is eligible to participate in the 2008 Class B Chairman Stock Option Plan. No awards have been granted under the 2008 Class B Chairman Stock Option Plan.

Employee Stock Purchase Plan (“ESPP”)

We have an employee stock purchase plan, which we refer to as the ESPP. The purpose of the ESPP is to provide our eligible employees with an opportunity to acquire a proprietary interest in the Corporation through the purchase of our Class A Shares. Generally, all full-time employees who have been employed by the Corporation or certain of our subsidiaries for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions during an offering period under the plan. Unless otherwise provided by the Board of Directors prior to the beginning of an offering period, stock purchases are made on the last trading day of each such quarterly purchase period at 85% of the closing price of the Class A Shares on that date. Beginning with any offering period commencing after October 20, 2022, shares purchased may not be sold or otherwise disposed of for 180 days after the purchase date. Under the terms of the ESPP, each employee’s deductions are limited so that the maximum such employee may purchase under our ESPP is $25,000 in fair market value of Class A Shares per year. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and thereby provide participating employees with an opportunity to receive certain favorable income tax consequences as to stock purchase rights under the ESPP. Our NEOs are eligible to participate in the ESPP on the same terms as our other employees.

Short-Term Cash Incentive Compensation

In November 2021, we amended and restated our short-term cash incentive program for our NEOs, which we refer to as the Executive Incentive Plan (the “EIP”). The EIP is a cash incentive plan intended to promote our success by providing performance-oriented incentives to motivate our executive officers whose decisions and performance have a significant impact on our success and to reward them for superior managerial performance and our successful performance and growth. Participation in the EIP is limited to our executive officers. Under the EIP, cash payments are awarded and are based on target award amounts for each year determined by the Compensation Committee for each participant and on the achievement of corporate, business segment and/or individual executive performance metrics. For each participant in 2025, 80% of the payout target was based on the achievement of company-wide performance metrics, and the remaining 20% of the payout target was based on the Compensation Committee’s subjective assessment of each participant’s performance, taking into account the recommendation of the Chairman and, in the case of participants other than the President and Chief Executive Officer, the recommendation of the President and Chief Executive Officer. Individual awards under the EIP may range between zero and a maximum amount of 125% of the applicable target award amount as determined by the Compensation Committee for each participant. Messrs. Akhavan, Swieringa, Manson and Gaske were eligible to receive short-term cash incentive payments for 2025 pursuant to the EIP. See “Summary Compensation Table” below.

We may provide a discretionary cash bonus to the extent that we consider an individual to have made an extraordinary contribution towards EchoStar’s performance. None of our NEOs received discretionary cash bonuses in 2025. See “Summary Compensation Table” below.

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

Ergen 2020 Performance Award

In connection with the closing of the Merger, we assumed the existing Ergen 2020 Performance Award which awards Mr. Ergen long-term performance-based options (the “Ergen 2020 Performance Award”) to purchase up to 4,385,962 Class A Shares. The Award is subject to the achievement of performance vesting goals based on specified stock price targets (the “EchoStar Stock Price Targets”) as set forth in the table below over the ten-year period following the date of grant (except for the first two DISH Stock Price Targets (Tranche 1 and Tranche 2)). The Award was granted on November 6, 2020, with an exercise price of $78.98. The Award will expire on February 6, 2031.

In approving the Ergen 2020 Performance Award, the DISH compensation committee recognized, among other things, the unique blend of leadership, experience and knowledge of our industry and business that Mr. Ergen brings to DISH Network and the continued importance of Mr. Ergen’s role as the individual who identifies strategic priorities and leads the execution of DISH Network’s long-term strategy, including, without limitation, its wireless business, which is expected to drive long-term value for DISH Network and its shareholders. In an effort to further incentivize Mr. Ergen’s continued long-term performance, the DISH compensation committee designed the Ergen 2020 Performance Award to be a challenging long-term incentive for future performance, and the DISH compensation committee noted in particular that the performance thresholds could take many years to achieve, if they can be achieved at all. In addition, the DISH compensation committee sought to ensure that the Ergen 2020 Performance Award would further align Mr. Ergen’s interests with those of DISH Network’s shareholders over the long-term.

In connection with its design, evaluation and approval of the Ergen 2020 Performance Award, the DISH compensation committee retained an independent compensation consultant, Compensia, to consider various designs for the structure of the award related to the grant value and award structure. Compensia’s review included an assessment of comparable long-term incentive awards granted to other leaders of a range of technology and media companies. In addition, Compensia prepared a competitive market assessment of Mr. Ergen’s projected annual compensation relative to the annual pay of leaders at a peer set of similar industry and size/value competitors to DISH Network. This analysis determined that Mr. Ergen’s annual compensation (including the annualized fair value of the Ergen 2020 Performance Award) was generally lower than the compensation of the leaders of these peer companies.

Subject to Mr. Ergen’s continued employment in his position as Chairman of DISH Network (or, following the Merger, EchoStar) through the date on which the EchoStar Stock Price Targets are achieved, the Ergen 2020 Performance Award will vest in the following tranches upon achievement of the following EchoStar Stock Price Targets:

Tranche	EchoStar Stock Price Targets	Vesting Schedule
1	$ 98.72	10%
2	$123.40	10%
3	$154.24	10%
4	$192.80	10%
5	$241.00	10%
6	$301.27	10%
7	$376.57	10%
8	$470.71	10%
9	$588.41	10%
10	$735.50	10%

In the event that a EchoStar Stock Price Target is determined by the Compensation Committee to have been achieved during an applicable calendar quarter (or at its ten-year anniversary) as set forth below: (i) that applicable EchoStar Stock Price Target will be retired; and (ii) the corresponding tranche of the option will vest and shall become exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.

For purposes of the EchoStar Stock Price Targets, except for Tranches 1 and 2, the EchoStar Stock Price Target will be considered achieved if the average closing stock price, as reported on Nasdaq, of the Class A Shares for the thirty (30) calendar day period immediately prior to the end of any calendar quarter exceeds the respective EchoStar Stock Price Target (and the thirty (30) calendar day period prior to the Award’s ten-year anniversary on November 6, 2030) during the period that is ten years following the date of the grant.

With respect to Tranche 1, the applicable EchoStar Stock Price Target will be considered achieved if the average closing stock price, as reported on Nasdaq, of the Class A Shares for the thirty (30) calendar day period immediately prior to the end of any calendar quarter exceeds the respective EchoStar Stock Price Target during the first four years following the date of the grant.

With respect to Tranche 2, the applicable EchoStar Stock Price Target will be considered achieved if the average closing stock price, as reported on Nasdaq, of the Class A Shares for the thirty (30) calendar day period immediately prior to the end of any calendar quarter exceeds the respective EchoStar Stock Price Target during the first seven years following the date of the grant.

In the event a “change in control” of the Corporation occurs while any portion of the 2020 Ergen Performance Award is unvested, the value of the transaction consideration per share for a Class A Share will be used to determine whether any additional portion of the Ergen 2020 Performance Award will vest. For purposes of the Award, a “change in control” of the Corporation is generally deemed to occur upon: (i) a transaction or a series of transactions the result of which is that any person (other than Mr. Ergen (our controlling shareholder) or a related party) individually owns more than fifty percent (50%) of the total equity interests of either: (A) the Corporation; or (B) the surviving entity in any such transaction(s) or a controlling affiliate of such surviving entity in such transaction(s); and (ii) the first day on which a majority of the members of the Board of Directors are not continuing directors.

The Ergen 2020 Performance Award was granted under the terms of the Corporation’s 2019 Stock Incentive Plan and a non-qualified stock option agreement that includes, among other terms and conditions, a post-exercise holding period requirement (net of taxes and exercise price) on the Class A Shares obtained upon exercise that is equal to the longer of: (i) five years from the date of grant; or (ii) one year following the date of exercise for applicable shares exercised under the Award.

During 2021, the price targets for Tranche 1 and Tranche 2 were achieved, resulting in the vesting of 877,192 stock options, as determined by the Compensation Committee. No additional price targets were achieved during 2025.

2019 Long-Term Incentive Plan

In connection with the closing of the Merger, we assumed DISH Network’s existing long-term, performance-based stock incentive plan (the “2019 Long-Term Incentive Plan” or “2019 LTIP”), within the terms of DISH Network’s 2009 Stock Incentive Plan. The purpose of the 2019 LTIP is to promote the Company’s interests and the interests of its shareholders by providing key employees with financial rewards through equity participation upon achievement of specified long-term goals. The employees eligible to participate in the 2019 LTIP generally included DISH Network’s executive officers, senior vice presidents, vice presidents and director-level employees. Employees participating in the 2019 LTIP receive a one-time award of an option to acquire a specified number of shares priced at the market value as of the first day of the calendar quarter in which the option was granted or, if the first day of the calendar quarter is not a trading day, the last trading day prior to the date of grant. Initial awards granted under the 2019 LTIP were made as of October 1, 2018.

Under the 2019 LTIP: (i) the net Pay-TV subscriber growth goals, top-line revenue growth goals, top award for customer service and/or satisfaction goals and annual average employee survey score goals are measured at the end of each calendar year during the period between and including January 1, 2019 and December 31, 2023; and (ii) the wireless buildout and revenue goal, Smart Home Services and fulfillment third-party revenue goals and cumulative free cash flow goals are measured at the end of each calendar quarter during the period between and including October 1, 2018 and December 31, 2023. As of December 31, 2023 final measurement date, we determined that 85% of the 2019 LTIP performance conditions were probable of achievement and approximately 78% of the 2019 LTIP awards had vested.

As previously discussed, on March 4, 2024, we commenced an Exchange Offer to eligible employees (which excludes our co-founders and the independent members of our Board of Directors) to exchange eligible stock options for new options to, among other things, further align employee incentives with the current market. As a result of the Exchange Offer, options to purchase shares under the 2019 LTIP were exchanged and the exercise price of these options was adjusted to $14.04 effective April 1, 2024.

2022 Incentive Plan

In connection with the closing of the Merger, we assumed DISH Network’s existing performance-based incentive plan (the “2022 Incentive Plan”) under DISH’s 2019 Stock Incentive Plan. The purpose of the 2022 Incentive Plan is to promote the Corporation’s interests and the interests of the Corporation’s shareholders by generally providing certain executive officers, senior vice presidents, vice presidents and director-level employees within our established businesses with financial rewards through equity participation and cash incentives upon achievement of certain specified goals. Employees participating in the 2022 Incentive Plan are generally expected to receive cash awards and a one-time option to purchase a specified number of Class A Shares with an exercise price per share equal to the closing price of the Class A Shares on the date of grant or the last trading day prior to the date of grant (if the date of grant is not a trading day). The options were granted as of February 1, 2022. The amount of the cash award is tied to a certain percentage (based on the employee’s level) of the applicable employee’s base salary.

Under the 2022 Incentive Plan, all goals are measured at the end of each calendar quarter during the period between and including January 1, 2022 and December 31, 2026 (the “measurement period”).

In the event that a goal under the 2022 Incentive Plan is achieved as of the last day of any calendar quarter or year, as applicable, as determined by the Compensation Committee: (i) the applicable goal will be retired; (ii) the corresponding increment of the options (if applicable) will vest and become exercisable contemporaneously with filing of the Corporation’s financial results for that quarter or year, as applicable, filed with the SEC; and (iii) the corresponding increment of the cash award will be paid out. The 2022 Incentive Plan goals are below:

Vesting Schedule
Goals	Cash (1)	Equity
$1.0 billion Cumulative Free Cash Flow	Applicable % of Salary	16.67%
$2.0 billion Cumulative Free Cash Flow	Applicable % of Salary	16.67%
$3.0 billion Cumulative Free Cash Flow	Applicable % of Salary	16.67%
$4.5 billion Cumulative Free Cash Flow	Applicable % of Salary	16.67%
$40 billion Cumulative Revenue	Applicable % of Salary	16.67%
$60 billion Cumulative Revenue	Applicable % of Salary	16.67%
30 million Wireless Subscribers	Applicable % of Salary	N/A
(1)	The cash payout percentage of each of our executive vice presidents and above (including Messrs. Swieringa and Orban) is equal to 50% of their respective base salaries per goal.

The Cumulative Free Cash Flow Goals will be achieved if DISH achieves the respective amounts of cumulative free cash flow above during the measurement period, which calculation of “cumulative free cash flow” is a formula that takes into account, among other things, free cash flow as set forth in the Corporation’s Form 10-K, Form 10-Q or Form 8-K announcing quarterly or annual financial results for that quarter or year, as applicable, filed with the SEC, subject to certain adjustments.

The Cumulative Revenue Goals will be achieved if DISH achieves the respective amounts of cumulative revenue above during the measurement period, which calculation of “cumulative revenue” is a formula that takes into account, among other things, the total revenue announced in the Corporation’s Form 10-K, Form 10-Q or Form 8-K announcing quarterly or annual financial results for that quarter or year, as applicable, filed with the SEC, subject to certain adjustments.

The Wireless Subscriber Goal will be achieved if DISH achieves more than 30 million wireless subscribers during the measurement period, which calculation of “subscribers” is a formula that takes into account, among other things, the total number of wireless subscribers announced in the Corporation’s Form 10-K, Form 10-Q or Form 8-K announcing quarterly or annual financial results for that quarter or year, as applicable, filed with the SEC, subject to certain adjustments.

The Compensation Committee has final authority to, among other things, interpret and calculate any and all aspects of the 2022 Incentive Plan, including vesting and all other aspects of calculating the achievement of the goals under the 2022 Incentive Plan.

Employees who are granted equity awards after February 1, 2022 under the 2022 Incentive Plan will be eligible to receive a reduced award under the 2022 Incentive Plan. Such awards are subject to a vesting schedule that varies based upon the date on which such awards were granted.

Through December 31, 2024, we achieved: (i) all 4 of the Cumulative Free Cash Flow Goals; and (ii) the 40 billion Cumulative Revenue Goal, which resulted in the cumulative vesting of 83.35% of the 2022 Incentive Plan stock awards during 2024. Messers. Swieringa and Orban were the only NEOs eligible to participate in the 2022 Incentive Plan in 2025.

As previously discussed, on March 4, 2024, we commenced an Exchange Offer to eligible employees (which excludes our co-founders and the independent members of our Board of Directors) to exchange eligible stock options for new options to, among other things, further align employee incentives with the current market. As a result of the Exchange Offer, options to purchase shares under the 2019 LTIP were exchanged and the exercise price of these options was adjusted to $14.04 effective April 1, 2024.

In November 2024, in an effort to, among other things, bridge incentive plans between EchoStar and DISH Network post-Merger, our Compensation Committee approved the following updated goals for the 2022 Incentive Plan (the “2022 Incentive Plan Transition Goals”). If the 2022 Incentive Plan Transition Goals are achieved prior to the 30 Million Wireless Subscribers goal above, the 30 Million Wireless Subscribers goal will be retired. The period for achievement of the 2022 Incentive Plan Transition Goals expired September 30, 2025.

.3
2022 Incentive Plan Transition Goals	Goal Weighting (1)
$2.3 billion Pay TV Cumulative Free Cash Flow	75%
Discretionary	25%
(1)	For our executive vice presidents (including Messrs. Swieringa and Orban), the “Goal Weighting” column indicates the percentage of their respective base salaries payable under the plan upon achievement of the relevant goal.

401(k) Plan

We sponsor the EchoStar 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees, including our executives, to facilitate our employees’ ability to save some percentage of their cash compensation for retirement. Employees participating in the 401(k) Plan are immediately eligible for participation in the 401(k) Plan upon the commencement of their employment. Participants in the 401(k) Plan are able to contribute up to 75% of their eligible compensation subject to the maximum contribution limit provided by the Internal Revenue Code. Effective January 1, 2023, eligible employees have the option to contribute up to 75% of their compensation on a pre-tax, Roth after-tax basis or voluntary after-tax basis subject to the Internal Revenue Code limits. Roth in-plan conversions of after-tax contributions are allowed. All employee contributions to the 401(k) Plan are immediately vested. Voluntary employee contributions to the 401(k) Plan may be matched 50% by the Corporation, subject to a maximum annual contribution of $5,000 per employee participating in the 401(k) Plan. In addition, we may make an annual discretionary contribution to the 401(k) Plan in cash or our Class A Shares. All Corporation contributions under the 401(k) Plan vest at 20% per year and are 100% vested after an eligible employee has completed five years of employment. Our NEOs participate in the 401(k) Plan, including corporate contributions, on the same terms as our other employees.

Nonqualified Plan

We have adopted a nonqualified plan for the benefit of a select group of officers (as amended from time to time, the “Nonqualified Plan”), including our NEOs, whose benefits under our 401(k) Plan are limited by the Internal Revenue Code. Nonqualified Plan participants can elect to contribute up to 75% of their eligible compensation and up to 100% of their eligible bonus compensation into the Nonqualified Plan on a pre-tax basis each pay period. We do not match any employee contributions in the Nonqualified Plan. Participants are always 100% vested in the contributions they make into the Nonqualified Plan. During 2025, Mr. Akhavan was the only NEO who contributed to the Nonqualified Plan.

Akhavan Letter Agreement

In connection with our offer of employment in 2022, Mr. Akhavan entered into an offer letter with the Company, dated as of February 17, 2022. In connection with the Merger, this letter was superseded and replaced by a new letter agreement dated October 2, 2023 (the “2023 Akhavan Letter Agreement”). Pursuant to the Letter Agreement, Mr. Akhavan is entitled to receive an annual base salary of $2,500,000 as of the effective date of the Merger, which was 11:59 pm on December 31, 2023 (the “Effective Date”). During 2023, Mr. Akhavan was eligible to earn performance-based incentive compensation in a target amount equal to $1,000,000, and beginning in 2024 he was eligible to earn performance-based incentive compensation in a target amount equal to $2,500,000, in both cases payable based on the determination of the Compensation Committee in its reasonable discretion. Pursuant to the Akhavan Letter Agreement, certain outstanding unvested EchoStar equity awards were deemed to have vested in connection with the closing of the Merger while other awards were deemed forfeited, in exchange for the grant - as of the Effective Date of: (a) 263,158 restricted stock units granted on January 1, 2024 and vesting in full on December 31, 2024 subject to continued employment; (b) similar annual RSU awards in future years subject to continued employment; and (c) 701,754 stock options granted as of the Effective Date and vesting in annual installments over a three year period subject to continued employment. Accelerated vesting will occur with respect to these awards in the event Mr. Akhavan experiences certain actual or constructive terminations of employment. The Akhavan Letter Agreement does not provide for any other severance payments or benefits.

In connection with Mr. Akhavan’s appointment as Chief Executive Officer of EchoStar Capital, the October 2023 Akhavan Letter Agreement was superseded and replaced by a new letter agreement dated December 24, 2025 (the “2025 Akhavan Letter Agreement”). Pursuant to the 2025 Akhavan Letter Agreement, Mr. Akhavan continues to be entitled to receive an annual base salary of $2,500,000 through December 31, 2026. For 2026, Mr. Akhavan will be eligible for a discretionary annual bonus of up to $2,500,000, as may be recommended by the Chairman and as finally determined by the Compensation Committee in its reasonable discretion. Pursuant to the 2025 Akhavan Letter Agreement, EchoStar stock options and restricted stock units awarded under the 2023 Akhavan Letter Agreement will continue to vest pursuant to the original terms. Accelerated vesting will occur with respect to these awards in the event Mr. Akhavan experiences certain actual or constructive terminations of employment. The Akhavan Letter Agreement does not provide for any other severance payments or benefits.

Swieringa Letter Agreement

In connection with the Merger, Mr. Swieringa entered into an offer letter with EchoStar, dated as of October 2, 2023 (the “Swieringa Letter Agreement”). Pursuant to the Swieringa Letter Agreement, Mr. Swieringa is entitled to receive an annual base salary of $1,000,000 and a grant of 175,439 EchoStar options and 70,175 EchoStar RSU awards, each with five year ratable vesting beginning on January 1, 2025. In addition, EchoStar will honor Mr. Swieringa’s eligibility to receive a one-time performance based cash award of up to $200,000. The Swieringa Letter Agreement does not provide for severance payments or benefits.

Perquisites, Personal Benefits, Post-Termination Compensation and Other Compensation

We have traditionally offered numerous plans and other benefits to our executive officers, on the same terms as other employees. These plans and benefits have included medical, dental, and vision insurance, life insurance, short term disability insurance, ESPP and the 401(k) Plan as well as discounts on our and other companies’ products and services. Relocation benefits may also be provided and reimbursed, but are individually negotiated when they occur. In some years, we have permitted certain NEOs and their family members and guests to use our corporate aircraft for personal use. During 2025, Messrs. Akhavan and Ergen used our corporate aircraft for personal use. In 2025, Mr. Ergen received reimbursement for tax preparation services.

We have not traditionally had any plans in place to provide severance benefits to employees. However, generally the equity awards that have been granted to our executive officers are subject to acceleration of vesting following a termination without cause or a constructive termination.

Shareholder Advisory Vote on Executive Compensation

We provided our shareholders with the opportunity to cast a non-binding shareholder advisory vote on executive compensation at the annual meeting of shareholders held in April 2023. Over 98% of the voting power represented at the meeting and entitled to vote on that matter voted to approve, on a non-binding advisory basis, the compensation paid to our named executive officers, as described in the proxy statement for that meeting. The Compensation Committee reviewed these voting results after such meeting, and the Corporation did not change its approach to executive compensation as a direct result of the vote. In April 2023, a majority of our shareholders approved, on a non-binding advisory basis, that we should continue to provide our shareholders with the opportunity to cast a non-binding advisory vote on executive compensation at our annual meeting of shareholders at least once every three years. After considering the preference of our shareholders and other factors, our Board of Directors determined that we will hold, and include in our proxy materials, a non-binding shareholder advisory vote on the compensation of our named executive officers every three years until the next required shareholder vote on the frequency of such non-binding shareholder advisory votes on executive compensation. Consequently, at the Annual Meeting, there will not be a non-binding advisory shareholder vote on executive compensation.

2025 Executive Compensation

With respect to the executive compensation of our NEOs, we reviewed total compensation of each NEO and the factors outlined above in “General Compensation Levels.”

Compensation of our Chairman and our President and Chief Executive Officer

2025 Base Salary of Chairman. Mr. Ergen’s annual base salary for 2025 was determined based on a review by the Compensation Committee of the expected annual base salaries in 2025 of each of the Corporation’s other NEOs. The Compensation Committee did not increase Mr. Ergen’s salary in 2025. The Compensation Committee noted that Mr. Ergen’s base salary continued to be lower than the base salaries of the CEOs of the significant majority of the surveyed companies.

2025 Base Salary of President and Chief Executive Officer. Base salary for Mr. Akhavan is reviewed and discussed by the Compensation Committee and determined by the Board of Directors primarily based on Mr. Ergen’s recommendations. As noted above, pursuant to the Akhavan Letter Agreement, Mr. Akhavan’s annual base salary increased to $2,500,000 commencing on December 31, 2023. The Compensation Committee did not increase Mr. Akhavan’s salary in 2025.

2025 Cash Bonus. We may provide a discretionary cash bonus to the extent that we consider an individual to have made an extraordinary contribution towards EchoStar’s performance. No discretionary cash bonus was paid to Messrs. Akhavan or Ergen for 2025.

2025 Short-Term Cash Incentive Compensation President and Chief Executive Officer. The purpose of short-term cash incentives under our EIP is, among other things, to provide performance-oriented incentives to motivate the achievement of superior managerial performance and successful performance and growth of the Corporation. This determination is made by the Compensation Committee primarily on the basis of Mr. Ergen’s recommendations. Mr. Ergen and the Compensation Committee determined that Mr. Akhavan will be entitled to earn a performance-based annual cash award in a target amount of $2,500,000 based upon the achievement of certain specified business objectives. Mr. Akhavan did not receive a payout under our EIP for 2025. No short-term cash incentives were paid to Mr. Ergen for 2025.

2025 Equity Incentives. With respect to equity incentives, we took into account, among other things, the factors described in “General Compensation Levels” above, placing primary weight on evaluating the position of our President and Chief Executive Officer to determine whether he has appropriate incentives tied to the performance of our Class A Shares. This determination is made by the Compensation Committee primarily on the basis of Mr. Ergen’s subjective recommendation. In connection with the closing of the Merger and the effectiveness of Mr. Akhavan’s new employment letter, certain of his outstanding options and RSUs were deemed to vest and others were cancelled in exchange for new grants of: (i) 263,158 RSUs on January 1, 2025, vesting in one year subject to continued employment; and (ii) 701,754 stock options on December 31, 2023, vesting annually over a three-year period, subject to continued employment. These equity incentives reflect the significant expansion of Mr. Akhavan’s duties and responsibilities in his role as President and Chief Executive Officer of the merged company. No equity incentives were awarded to Mr. Ergen for 2025.

Compensation of Other Named Executive Officers

2025 Base Salary. Base salaries for each of our NEOs, other than the Chairman and President and Chief Executive Officer, are reviewed and discussed by the Compensation Committee and determined by the Board of Directors primarily based on the President and Chief Executive Officer’s recommendation. Mr. Akhavan made recommendations with respect to the 2025 base salary of each of our NEOs, other than himself, after consulting with Mr. Ergen and after considering the factors outlined above in “General Compensation Levels,” placing primary weight on: (a) the NEO’s base salary in 2024; (b) the NEO’s performance in 2024; and (c) whether, in his subjective view, an increase in base salary was warranted based on such performance or in order to retain the NEO. In determining recommendations for the base salaries of our NEOs other than Mr. Swieringa and himself, Mr. Akhavan subjectively determined that Mr. Gaske’s existing base salary was already within the range of market compensation in light of EchoStar’s practices with respect to annual base salaries and therefore an increase over 2024 annual base salary was not necessary. In considering the factors discussed above, Mr. Akhavan recommended base salary increases for 2025 for each of Messrs. Swieringa, Orban, and Manson. The Compensation Committee reviewed, discussed and recommended, and the Board of Directors accepted, Mr. Akhavan’s recommendations with respect to the 2025 base salaries for each of these NEOs.

2025 Cash Bonus. We may provide a discretionary cash bonus to the extent that we consider an individual to have made an extraordinary contribution towards EchoStar’s performance. Consistent with prior years, Mr. Ergen generally recommended that other NEOs receive cash bonuses only to the extent that such amounts would be payable pursuant to the existing short-term incentive plan, if any. No discretionary cash bonuses were awarded the other NEOs for 2025.

2025 Short-Term Cash Incentive Compensation. The purpose of short-term cash incentives under our EIP is, among other things, to provide performance-oriented incentives to motivate the achievement of superior managerial performance and successful performance and growth of the Corporation. This determination for our NEOs, other than the Chairman and the President and Chief Executive Officer, was made by the Compensation Committee primarily on the basis of Mr. Akhavan’s recommendations. For 2025, Mr. Akhavan consulted with Mr. Ergen and based his recommendations on, and the Compensation Committee took into account, among other things, the factors described in “General Compensation Levels” above, placing primary weight on each NEO’s role in driving the Corporation’s overall performance, including 80% based on the Corporation’s financial and operational performance in 2025, and 20% based on management effectiveness and individual executive performance in 2025. Mr. Akhavan recommended, and the Compensation Committee reviewed, discussed, and determined, payout targets and performance metrics for 2025 for the payment of short-term cash incentive awards under our EIP for each eligible NEO. Messrs. Ergen and Akhavan and the Compensation Committee determined whether and to what extent the applicable performance metrics were met for each eligible NEOs for 2025, and the amount of the cash incentive award for 2025 paid under the EIP to each of our eligible NEOs.

Based on the recommendations of Mr. Akhavan, the Compensation Committee approved the following 2025 payout targets, performance metrics, and short-term cash incentive awards under our EIP:

NEO	2025 Payout Target	2025 EIP Performance Metrics	2025 EIP Payment
John W. Swieringa	$250,000	Combination of financial and operational performance metrics of the Corporation as well as factors regarding management effectiveness and individual executive performance.	$157,750
Dean A. Manson	$687,463 (100% of base salary)	Combination of financial and operational performance metrics of the Corporation as well as factors regarding management effectiveness and individual executive performance.	$420,040
Paul Gaske	$600,002 (80% of base salary)	Combination of financial and operational performance metrics of the Corporation as well as factors regarding management effectiveness and individual executive performance.	$237,001

2025 Equity Incentives. With respect to equity incentives, we took into account, among other things, the factors described in “General Compensation Levels” above, placing primary weight on evaluating the position of each of our other NEOs to determine whether each NEO other than our President and Chief Executive Officer has appropriate incentives tied to the performance of our Class A Shares. These determinations are made by the Compensation Committee primarily on the basis of Mr. Ergen’s recommendations. See detail of equity incentive awards in “Grants of Plan-Based Awards” table below. As discussed under “Swieringa Letter Agreement”, in 2024 Mr. Swieringa received a grant of 175,439 options and 70,175 RSU awards, each with five year ratable vesting beginning on January 1, 2025. The Compensation Committee also granted: (i) Mr. Swieringa 250,000 RSU awards with a five year ratable vesting beginning on October 1, 2025 and 60,000 stock options vesting in annual installments over three years; and (ii) Mr. Orban 50,000 RSU awards vesting 20% beginning on July 30, 2027 and vesting 20% per year beginning on October 1, 2027.

Risk Assessment

We believe that our compensation programs and practices, which include a mix of short-term and long-term compensation and consist primarily of fixed cash salary, short-term incentive cash awards and equity incentive awards with multi-year vesting, assist in our efforts to mitigate excessive risk-taking by our employees. We annually review the cash and equity incentive programs for the Corporation’s senior officers, including our executive officers, who are the employees whose actions could expose the Corporation to the most significant business risks. We concluded that certain features of these programs tend to reduce the likelihood of excessive risk-taking, including, but not limited to, a balance of compensation that is designed to promote the Corporation’s goals and create shareholder value by aligning the interests of management and shareholders through equity and cash incentives, multi-year vesting of equity awards and a mix of short-term and long-term compensation, thus reducing the incentive to take risks that are not consistent with the Corporation’s goals, and the Compensation Committee’s and Board of Directors’ ongoing oversight to ensure the Corporation’s compensation programs and practices appropriately balance the interests of employees and shareholders.

For the foregoing reasons, the Board of Directors believes that the Corporation’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Corporation.

Compensation Committee Report

The Compensation Committee is appointed by the Board of Directors to discharge certain of the Board of Directors’ responsibilities relating to compensation of EchoStar’s executive officers.

Based on the review of the Compensation Discussion and Analysis and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

The Compensation Committee

Kathleen Q. Abernathy (Chair)

George R. Brokaw

R. Stanton Dodge

Lisa W. Hershman

Executive Compensation Tables

Summary Compensation Table

Our executive officers are compensated by certain of our subsidiaries. The following table sets forth the cash and noncash compensation earned by each NEO for each of the fiscal years ended December 31, 2024, 2023 and 2022 during which he served as a NEO.

							Changes in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($) (1)	($) (1)	($) (2)	($) (3)	($) (4)		($)
Charles W. Ergen	2025	$1,000,000	$—	$—	$—	$—	$—	$3,648,665	(5)	$4,648,665
Chairman, President and Chief Executive Officer	2024	$1,000,000	$—	$—	$—	$—	$—	$3,098,981	(5)	$4,098,981

Hamid Akhavan (6)	2025	$2,500,014	$—	$6,026,318	$—	$—	$28,087	$13,293		$8,567,712
President and	2024	$2,471,168	$—	$4,360,528	$—	$2,000,000	$—	$96,169		$8,927,865
Chief Executive Officer, EchoStar Capital	2023	$1,000,002	$—	$—	$5,312,980	$759,000	$—	$118,980		$7,190,962

John W. Swieringa	2025	$1,025,000	$—	$6,365,000	$2,417,170	$365,250	$—	$7,000		$10,179,420
President, Technology and	2024	$1,000,000	$—	$1,162,800	$1,809,107	$1,000,000	$—	$5,210		$4,977,117
Chief Operating Officer

Paul W. Orban	2025	$696,154	$—	$3,975,000	$—	$—	$—	$7,520		$4,678,674
Executive Vice President and	2024	$650,000	$—	$—	$1,012,892	$650,000	$—	$5,520		$2,318,412
Chief Financial Officer, DISH

Dean A. Manson	2025	$682,089	$—	$—	$604,292	$420,040	$64,458	$7,520		$1,778,399
Chief Legal Officer and Secretary	2024	$667,451	$—	$—	$348,020	$483,894	$69,131	$9,790		$1,578,286
	2023	$662,215	$—	$—	$—	$433,836	$93,090	$14,290		$1,203,431

Paul Gaske	2025	$750,006	$—	$—	$604,292	$237,001	$72,348	$7,416		$1,671,064
Chief Operating Officer, Hughes
(1)	Amounts reported reflect the aggregate grant date fair values in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to the Corporation’s audited financial statements for the fiscal years ended December 31, 2025 included in the Corporation’s Annual Reports on Form 10-K filed with the SEC on March 2, 2026.
(2)	Under our EIP, for 2025, 2024 and 2023, Messrs. Swieringa, Manson and Gaske were eligible to receive, and did receive, short-term cash incentive payments. For 2025, these short-term cash incentive payments equaled approximately 63.1%, 61.1% and 39.5%, of the respective payout targets under our EIP for Messrs. Swieringa, Manson and Gaske. For 2024, these short-term cash incentive payments equaled approximately 80.0% and 72.5%, of the respective payout targets under our EIP for Messrs. Akhavan and Manson. For 2023, these short-term cash incentive payments equaled approximately 75.9% and 65%, of the respective payout targets under our EIP for Messrs. Akhavan and Manson.
(3)	Aggregate earnings under our Nonqualified Plan are dependent on the investment decisions made by the executive. All earnings are market earnings, and none are preferential or set by the Corporation.
(4)	“All Other Compensation” for all of the NEOs includes amounts contributed pursuant to our 401(k) matching program, our health savings account program, imputed income related to group term life insurance and our profit sharing program. Mr. Akhavan’s “All Other Compensation for 2024, and 2023 also includes $77,708 and $104,000, respectively, for Housing Allowance and Relocation Expenses. Mr. Akhavan’s “All Other Compensation also includes personal use of corporate aircraft during the year ended December 31, 2025.
(5)	Mr. Ergen’s “All Other Compensation” for 2025 also includes amounts for tax preparation services and $3,424,213 for Mr. Ergen’s personal use (and on certain occasions for the personal use by members of his family and other guests) of corporate aircraft during the year ended December 31, 2025. We calculated the value of personal use of corporate aircraft based upon the incremental cost of such usage to the Corporation.
(6)	Mr. Akhavan was appointed as Chief Executive Officer of the newly formed EchoStar Capital effective November 6, 2025, and Mr. Ergen succeeded Mr. Akhavan as President and Chief Executive Officer of EchoStar Corporation.

Grants of Plan-Based Awards

The following table provides information on 2025 awards granted to our NEOs.

							Estimated Future Payouts			All Other	All Other
				Estimated Future Payouts Under Non-Equity			Under Equity Incentive Plan			Stock	Option
				Incentive Plan Awards			Awards			Awards:	Awards:
												Exercise
										Number	Number of	or Base	Grant Date
			Date of							of Shares	Securities	Price of	Fair Value of
			Compensation							of Stock	Underlying	Option	Stock and
			Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Grant Date		Approval	($) (2)	($) (2)	($) (2)	(#)	(#)	(#)	(#)	(#)	($/sh)	Awards (3)
Charles W. Ergen	04/01/2025	(1)	02/20/2025	$—	$—	$—	—	—	—	87	—	$—	$2,000

Hamid Akhavan	01/01/2025		08/07/2023	$—	$—	$—	—	—	—	263,158	—	$—	$6,026,318
	04/01/2025	(1)	02/20/2025	$—	$—	$—	—	—	—	87	—	$—	$2,000
	05/01/2025		05/01/2025	$—	$—	$2,500,000	—	—	—	—	—	$—	$—

John W. Swieringa	04/01/2025	(1)	02/20/2025	$—	$—	$—	—	—	—	87	—	$—	$2,000
	05/01/2025		05/01/2025	$—	$—	$207,500	—	—	—	—	—	$—	$—
	06/26/2025		06/26/2025	$—	$—	$—	—	—	—	250,000	—	$—	$6,365,000
	10/01/2025		06/26/2025	$—	$—	$—	—	—	—	—	60,000	$79.50	$2,417,170

Paul W. Orban	04/01/2025	(1)	02/20/2025	$—	$—	$—	—	—	—	87	—	$—	$2,000
	10/01/2025		06/26/2025	$—	$—	$—	—	—	—	50,000	—	$—	$3,975,000

Dean A. Manson	04/01/2025	(1)	02/20/2025	$—	$—	$—	—	—	—	87	—	$—	$2,000
	05/01/2025		05/01/2025	$—	$—	$687,463	—	—	—	—	—	$—	$—
	10/01/2025		09/25/2025	$—	$—	$—		—	—	—	15,000	$79.50	$604,292
						—	—
Paul Gaske	04/01/2025	(1)	02/20/2025	$—	$—	$—	—	—	—	87	—	$—	$2,000
	05/01/2025		05/01/2025	$—	$—	$600,002	—	—	—	—	—	$—	$—
	10/01/2025		09/25/2025	$—	$—	$—	—	—	—	—	15,000	$79.50	$604,292
(1)	The amounts reported represent Class A Shares awarded to the eligible NEOs during 2025 pursuant to our profit sharing program.
(2)	These amounts reflect threshold, target, and maximum payout amounts for 2025 for our NEOs under our EIP. There are no guaranteed minimum amounts payable under our EIP, and maximum amounts may exceed these numbers if approved by the Compensation Committee. See “Summary Compensation Table” for actual short-term cash incentives earned by our NEOs for 2025 under our EIP.
(3)	Amounts reported reflect the aggregate grant date fair values in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to the Corporation’s audited financial statements for the fiscal years ended December 31, 2025 included in the Corporation’s Annual Reports on Form 10-K filed with the SEC on March 2, 2026.

Outstanding Equity Awards at Fiscal Year-End

Except as indicated elsewhere, all awards reflected in this table were made in our Class A Shares, were granted under the terms of our Stock Incentive Plans and were outstanding as of December 31, 2025.

	Option Awards						Stock Awards
							Equity
							Incentive	Equity
							Plan	Incentive
			Equity				Awards:	Plan
			Incentive				Number of	Awards:
		Number of	Plan Awards:				Unearned	Market or
	Number of	Securities	Number of				Shares,	Payout Value
	Securities	Underlying	Securities				Units or	of Unearned
	Underlying	Unexercised	Underlying				Other	Shares, Units
	Unexercised	Options	Unexercised	Option			Rights	or Other
	Options	(#)	Unearned	Exercise	Option		That Have	Rights That
	(#)	Unexercisable	Options	Price	Expiration		Not Vested	Have Not
Name	Exercisable	(2)	(#) (3)	($)	Date		(#)	Vested (4) ($)
Charles W. Ergen	—	—	21,052	$165.11	01/01/2027		—	$—
	575,373	—	—	$49.49	04/01/2027		—	$—
	44,913	—	7,717	$100.95	10/01/2028		—	$—
	877,192	—	3,508,770	$78.98	02/06/2031		—	$—

Hamid Akhavan (1)	233,918	233,918	—	$16.57	12/31/2033		—	$—
	20,417	183,751	—	$14.04	04/01/2034	(5)	—	$—

John W. Swieringa	—	—	21,052	$165.11	01/01/2027		—	$—
	—	—	7,717	$57.01	07/22/2032		—	$—
	—	140,352	—	$16.57	01/01/2034		70,176	$7,628,131
	—	78,171	5,847	$14.04	04/01/2034	(5)	—	$—
	—	—	—	$—	—		200,000	$21,740,000
	—	60,000	—	$79.50	10/01/2035		—	$—

Paul W. Orban	—	—	10,526	$165.11	01/01/2027		—	$—
	—	—	11,810	$57.01	07/22/2032		—	$—
	—	137,153	2,339	$14.04	04/01/2034	(5)	—	$—
	—	—	—	$—	—		50,000	$5,435,000

Dean A. Manson	21,631	81,700	—	$14.04	04/01/2034	(5)	—	$—
	—	15,000	—	$79.50	10/01/2035		—	$—

Paul Gaske	—	35,781	—	$14.04	04/01/2034	(5)	—	$—
	—	15,000	—	$79.50	10/01/2035		—	$—
(1)	For Mr. Akhavan, all option awards that were not fully vested as of December 31, 2025, vest at the rate of one-third per year, commencing one year after the grant date, if he remains is employed by EchoStar or its subsidiaries on each vesting date, subject to accelerated vesting as described below under the heading Potential Payments upon Termination or Following a Change in Control.
(2)	Awards granted under Stock Incentive Plans generally vest at the rate of 20% - 33% per year commencing one year from the date of grant.
(3)	Awards granted under DISH Network’s performance-based plans vest at various times based on certain company-specific goals, discussed under “2019 Long-Term Incentive Plan” and “2022 Incentive Plan” above.
(4)	Amount represents the number of unvested, performance-based restricted stock units multiplied by $108.70, the closing market price of the Company’s Class A Shares on December 31, 2025.
(5)	As previously discussed, on March 4, 2024, we commenced an Exchange Offer to eligible employees (which excludes our co-founders and the independent members of our Board of Directors) to exchange eligible stock options for new options to, among other things, further align employee incentives with the current market. As a result of the Exchange Offer, options to purchase shares under the 2019 LTIP were exchanged and the exercise price of these options was adjusted to $14.04 effective April 1, 2024.
(6)	Restricted stock awarded on January 1, 2022 under DISH Network’s Stock Incentive Plans.

Option Exercises and Stock Vested

The following table summarizes the exercises of stock options by our NEOs and the vesting of stock and restricted stock units held by our NEOs during the year ended December 31, 2025.

	Option Awards		Stock Awards
	Number of
	Shares	Value	Number of	Value
	Acquired	Realized on	Shares	Realized on
	on Exercise	Exercise (1)	Acquired	Vesting
Name	(#)	($)	on Vesting (#)	($)
Charles W. Ergen	—	$—	—	$—
Hamid Akhavan	519,750	$39,845,019	263,158	$28,605,275
John W. Swieringa	127,559	$8,477,047	71,052	$4,457,091
Paul W. Orban	76,764	$3,474,766	—	$—
Dean A. Manson	85,000	$4,506,138	—	$—
Paul Gaske	53,039	$3,476,823	—	$—
(1)

The value realized on exercise is computed by multiplying the difference between: (i) for stock options, the exercise price of the stock option and the market price of the shares by the number of shares with respect to which the option was exercised; and (ii) for other stock awards, zero and the closing market price of the shares on the date of acquisition (or the prior trading day if the date of acquisition was not a trading day) by the number of shares acquired.

Nonqualified Deferred Compensation

The following table summarizes nonqualified deferred compensation earned or contributed by, or on behalf of, our NEOs under our Nonqualified Plan for the year ended December 31, 2025.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	2025	2025	2025	Distributions	12/31/25
Charles W. Ergen	$—	$—	$—	$—	$—
Hamid Akhavan	$301,002	$—	$28,087	$—	$329,089
John W. Swieringa	$—	$—	$—	$—	$—
Paul W. Orban	$—	$—	$—	$—	$—
Dean A. Manson	$—	$—	$64,458	$—	$925,425
Paul Gaske	$—	$—	$72,348	$—	$624,878
(1)	Aggregate earnings are dependent on the investment decisions the executive has made. All earnings are market earnings, and none are preferential or set by the Corporation.

Potential Payments upon Termination or Following a Change in Control

As discussed in “Compensation Discussion and Analysis” above, we do not offer severance to our NEOs upon a termination of employment or a change on control. However, our standard executive option agreements and restricted stock unit agreements given to our NEOs have generally included acceleration of vesting following a change in control for those executive officers who are terminated by us or the surviving entity, as applicable, for any reason other than for cause during the twenty-four month period following such change in control. There are no benefits under such agreements triggered solely by a change in control or solely because of termination.

Generally, under our standard executive option agreements and restricted stock unit agreements, a “change in control” is deemed to occur upon: (i) a transaction or a series of transactions the result of which is that any person (other than Mr. Ergen, our controlling shareholder, or a related party) individually owns more than 50% of the total equity interests of either (a) EchoStar or (b) the surviving entity in any such transaction(s) or a controlling affiliate of such surviving entity in such transaction(s); and (ii) except in the case of awards under the 2017 Stock Incentive Plan, the first day on which a majority of the members of the Board of Directors are not continuing directors (as such term is used in the individual award agreements).

With respect Mr. Akhavan’s grants of option and restricted stock awards, if Mr. Akhavan’s employment is terminated without cause or due to constructive termination, then: (i) any outstanding annual RSU award relating to the year in which such termination occurs will fully vest; and (ii) a portion of any outstanding sign-on option award will vest based on the date of such termination.

The table below provides the estimated benefits that would have been provided to our NEOs assuming the NEO’s employment had been terminated by the Company or the surviving entity other than for cause on December 31, 2025 upon the occurrence of a change in control using the per-share value of Common Shares as of December 31, 2025.

Maximum
Value of
Accelerated
Vesting of
Name	Options
Charles W. Ergen (1)	$—
Hamid Akhavan (2)	$38,944,735
John W. Swieringa (2)	$20,330,297
Paul W. Orban (2)	$12,957,345
Dean A. Manson (2)	$8,171,722
Paul Gaske (2)	$3,825,029
(1)	Assuming a change in control were to have taken place as of December 31, 2025, and Mr. Ergen was terminated by EchoStar or the surviving entity at such date, the value of potentially accelerated unvested options for Mr. Ergen would be zero because Mr. Ergen did not have any non-performance based unvested stock options.
(2)	Amount represents the value of non-performance based options that vest assuming a change in control were to have taken place as of December 31, 2025, and these executives were terminated other than for cause by EchoStar or the surviving entity at such date.

Director Compensation and Non-Employee Director Option Plan

Cash Compensation

Mr. Ergen, Mrs. Ergen, Mr. Akhavan and Mr. DeFranco are employees of the Corporation and/or our subsidiaries. We refer to these directors as “employee directors.” Our employee directors are not separately compensated for their services as directors. Each non-employee director receives an annual cash retainer of $60,000, which is paid in equal quarterly installments, provided such person is a member of the Board of Directors on the last day of the applicable calendar quarter. Our non-employee directors also receive a $1,000 cash payment for each meeting attended in person and a $500 cash payment for each meeting attended remotely, provided that, if there is more than one meeting of the Board of Directors or its committees on the same day, then the applicable non-employee director is only entitled to receive compensation for attendance at a single meeting. Additionally, any non-employee director who is the chair of a committee of the Board of Directors receives a $5,000 annual cash retainer, which is paid in equal quarterly installments, provided such person is the chair of the committee on the last day of the applicable calendar quarter.

Our non-employee directors also receive reimbursement, in full, of: (i) reasonable travel expenses related to attendance at all meetings of the Board of Directors and its committees; and (ii) reasonable expenses related to educational activities undertaken in connection with service on the Board of Directors and its committees.

The following table sets forth the cash and noncash compensation earned by each of our non-employee directors for the fiscal year ended December 31, 2025.

					Change in
					Pension Value
					and Nonqualified
				Non-Equity	Deferred
	Fees Earned			Incentive Plan	Compensation	All Other
	or Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($) (1)	($)	($)	($)	($)
Kathleen Q. Abernathy	$75,500	$—	$56,448	$—	$—	$—	$131,948
George R. Brokaw	$74,500	$—	$56,448	$—	$—	$—	$130,948
Stephen J. Bye	$69,000	$—	$56,448	$—	$—	$—	$125,448
R. Stanton Dodge	$75,500	$—	$56,448	$—	$—	$—	$131,948
Lisa W. Hershman	$68,500	$—	$56,448	$—	$—	$—	$124,948
Tom A. Ortolf	$70,500	$—	$56,448	$—	$—	$—	$126,948
William D. Wade	$71,500	$—	$56,448	$—	$—	$—	$127,948
(1)

The amounts reported in the “Option Awards” column reflect the aggregate grant date fair values in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to the Corporation’s audited financial statements for the fiscal year ended December 31, 2025, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the “2024 Form 10-K”). Pursuant to our Director Plans (as defined below), each of our non-employee directors were granted an option to acquire 5,000 Class A Shares on April 1, 2025 at an exercise price of $25.19. All of these options were 100% vested upon issuance.

Incentive Compensation

Non-Employee Director Stock Option Plan

In 2008, we adopted our Amended and Restated 2008 Non-Employee Director Stock Option Plan (the “2008 Director Plan”), pursuant to which we have granted options to our non-employee directors. In 2017, we adopted our 2017 Non-Employee Director Stock Incentive Plan, and amended it in 2021 to increase the amount of shares of our common stock available for issuance (as amended, the “2017 Director Plan”), pursuant to which we have granted and continue to grant options and other equity awards to our non-employee directors. We have not granted any options under the 2008 Director Plan after May 2, 2017. In connection with the closing of the Merger, we assumed the existing Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (the “DISH Director Plan”) and reserved additional shares of our common stock in connection with future issuances under that plan. We refer to our 2008 Director Plan and 2017 Director Plan, and the DISH Director Plan, as the “Director Plans.”

The purpose of the Director Plans, among other things, is to advance our interests through the motivation, attraction and retention of highly-qualified non-employee directors. Upon initial election or appointment to our Board of Directors as a non-employee director, our non-employee directors are granted a fully vested option to acquire 10,000 Class A Shares with a grant date on the first day of the calendar quarter following the quarter in which such person initially is elected or appointed to the Board of Directors. In our discretion, we may also grant non-employee directors further options to acquire our Class A Shares or other equity awards. Options we have granted under our Director Plans are 100% vested upon issuance and have a term of five years. As of December 31, 2025, a total of 599,662 Class A Shares were available for issuance under our Director Plans.

The following options were granted to our non-employee directors pursuant to the Director Plans and were outstanding as of December 31, 2025:

	Option Awards
	Number of
	Securities
	Underlying
	Unexercised
	Options	Option	Option
	Exercisable	Exercise	Expiration
Name	(#) (1)	Price ($)	Date
Kathleen Q. Abernathy	1,754	$92.46	01/01/27
Total Options Outstanding at December 31, 2025	1,754

George R.Brokaw	1,754	$92.46	01/01/27
	1,754	$40.02	01/01/28
	10,000	$14.04	04/01/29
	5,000	$25.19	04/01/30
Total Options Outstanding at December 31, 2025	18,508

Stephen J. Bye	3,508	$26.60	04/01/28
	10,000	$14.04	04/01/29
	5,000	$25.19	04/01/30
Total Options Outstanding at December 31, 2025	18,508

R. Stanton Dodge	5,000	$24.49	07/01/26
	5,000	$19.61	07/01/27
	5,000	$17.34	07/01/28
	10,000	$14.04	04/01/29
	5,000	$25.19	04/01/30
Total Options Outstanding at December 31, 2025	30,000

Lisa W. Hershman	10,000	$24.49	07/01/26
	5,000	$19.61	07/01/27
	5,000	$17.34	07/01/28
	10,000	$14.04	04/01/29
	5,000	$25.19	04/01/30
Total Options Outstanding at December 31, 2025	35,000

Tom A. Ortolf	1,754	$92.46	01/01/27
	1,754	$40.02	01/01/28
	10,000	$14.04	04/01/29
	5,000	$25.19	04/01/30
Total Options Outstanding at December 31, 2025	18,508

William D. Wade	5,000	$24.49	07/01/26
	5,000	$19.61	07/01/27
	5,000	$17.34	07/01/28
	10,000	$14.04	04/01/29
	5,000	$25.19	04/01/30
Total Options Outstanding at December 31, 2025	30,000

Information regarding CEO Pay Ratio

The pay ratio rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations (the “Pay Ratio Rules”) require us to provide the following information about the relationship of the median annual total compensation of our employees and the annual total compensation of our Chief Executive Officer. Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of the annual total compensation of Mr. Ergen (who served as CEO on our determination date of December 31, 2025) to the annual total compensation of our median employee.

For 2025, our last completed fiscal year, the median of the annual total compensation of our employees (other than our Chief Executive Officer) was $84,476; and the annual total compensation of our Chief Executive Officer was $4,648,665 (See “Summary Compensation Table”). Accordingly, the ratio of the annual total compensation of Mr. Ergen, our Chief Executive Officer, to the median annual total compensation of our employees was 55 to 1 for 2025.

This pay ratio is a reasonable estimate calculated in a manner consistent with the Pay Ratio Rules based on our payroll and employment records and the methodology described below. The Pay Ratio Rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Under the Pay Ratio Rules, we were required to identify the median employee by use of a “consistently applied compensation measure,” or CACM. We chose gross pay as our CACM as that measure closely approximates the annual total direct compensation of our employees. We excluded equity exercises, allowances (wireless, relocation) and reimbursements (expense, tuition), however. We identified our median employee using this metric as of December 31, 2025. Specifically, we determined that our “median employee” was a full-time, salaried employee located in the United States. For foreign currencies, we converted to U.S. dollars using the average exchange rate for 2025.

As of December 31, 2025, our total employee population consisted of 12,037 individuals, with 1,515 of our employees being located in foreign countries. Approximately 87% of our employees were located in the United States, 7% were located in India and 6% were located in various other countries worldwide. As permitted by the Pay Ratio Rules, we excluded all of the employees located in the following foreign countries: 409 employees in Latin America, 249 employees in Europe and 10 employees in Asia. As permitted by the Pay Ratio Rules, we also excluded employees in joint ventures that were not treated as consolidated subsidiaries for accounting purposes. After taking into consideration these adjustments, our adjusted employee population consisted of 11,369 individuals as of December 31, 2025.

This information is being provided for compliance purposes. Neither the Compensation Committee nor management of EchoStar used the pay ratio measure in making compensation decisions.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed solely of directors who meet the applicable independence and non-employee director requirements of Nasdaq and SEC rules and regulations. The current Compensation Committee members are Kathleen Q. Abernathy, George R. Brokaw, R. Stanton Dodge and Lisa W. Hershman. None of these individuals were an officer or employee of EchoStar or our subsidiaries at any time during the 2025 fiscal year. During the 2025 fiscal year, no executive officer of EchoStar served on: (i) the compensation committee of another entity, one of whose executive officers served on our Compensation Committee; (ii) the board of directors of another entity, one of whose executive officers served on our Compensation Committee; or (iii) the compensation committee of another entity, one of whose executive officers served on our Board of Directors. From October 2007 to November 2011, Mr. Dodge served as our Executive Vice President, General Counsel and Secretary pursuant to a management services agreement between DISH and EchoStar that was entered into in connection with the spin-off of EchoStar from DISH in 2008.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information regarding outstanding stock options and restricted stock unit awards and the Class A Shares reserved for future issuance under our equity compensation plans, including the Stock Incentive Plans, Director Plans and the ESPP, as of December 31, 2025:

Number of
	Number of		Securities
	Securities to	Weighted-	Remaining
	be Issued	Average	Available for
	Upon	Exercise	Future Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation
	Options,	Options,	Plans (excluding
	Warrants	Warrants	securities
	and Rights	and Rights	reflected in
Plan Category	(a)	(b) (1)	column (a)) (c) (2)
Equity compensation plans approved by security holders	11,608,152	$56.09	23,739,126
Equity compensation plans not approved by security holders	—	—	—
Total	11,608,152	$56.09	23,739,126
(1)	The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock units that provide for the issuance of Class A Shares upon vesting because these awards do not require payment of an exercise price in order to obtain the underlying shares upon vesting.
(2)	These securities are composed of 19,916,106; 599,662; and 3,223,358 Class A Shares remaining available for future issuance under our Stock Incentive Plan, Director Plans and ESPP, respectively. The annual maximum that any employee may purchase under our ESPP is $25,000 in fair market value of Class A Shares per year. Our 2008 Stock Incentive Plan expired on January 1, 2018, and no new awards have been or will be granted under this plan after May 2, 2017, but any awards previously granted under this plan remain outstanding and will vest and/or be exercised in accordance with their terms. The shares available for issuance under the 2008 Class B Chairman Stock Option Plan are not included.

Equity Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to the best of our knowledge, the beneficial ownership of our voting securities as of the close of business on April 24, 2026 by: (i) each person known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our current directors; (iii) our Chief Executive Officer and principal financial officer, and the next three most highly compensated executive officers in 2025 (collectively, the “Named Executive Officers” or “NEOs”); and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, each person listed in the following table (alone or with family members) has sole voting and dispositive power over the shares listed opposite such person’s name.

	Amount and
	Nature of		Total
	Beneficial	Percentage	Voting
Name (1)	Ownership	of Class (2)	Power (3)
Class A Common Stock:
Charles W. Ergen (4), (5)	148,681,314	51.0%	90.3%
Cantey M. Ergen (6)	147,197,344	50.8%	90.3%
FMR LLC (7)	24,487,776	15.5%	1.6%
BlackRock, Inc. (8)	13,736,010	8.7%	*
James DeFranco (9)	4,752,329	3.0%	*
Hamid Akhavan (10)	966,574	*	*
Tom A. Ortolf (11)	62,920	*	*
Dean A. Manson (12)	59,841	*	*
Paul W. Orban (13)	50,648	*	*
John W. Swieringa (14)	49,555	*	*
Lisa W. Hershman (15)	40,000	*	*
R. Stanton Dodge (16)	36,979	*	*
William D. Wade (17)	35,633	*	*
George R. Brokaw (18)	28,016	*	*
Paul Gaske (19)	25,901	*	*
Stephen J. Bye (20)	24,161	*	*
Kathleen Q. Abernathy (21)	7,020	*	*
All Directors and Executive Officers as a Group (15 persons) (22)	154,831,119	54.9%	90.7%
Class B Common Stock:
Charles W. Ergen	131,348,468	100.0%	0.0%
Cantey M. Ergen	131,348,468	100.0%	0.0%
All Directors and Executive Officers as a Group (15 persons) (22)	131,348,468	100.0%	0.0%

*Less than 1%.

(1)	Except as otherwise noted below, the address of each such person is 9601 S. Meridian Blvd., Englewood, Colorado 80112. As of the close of business on April 24, 2026, there were 158,459,167 outstanding Class A Shares and 131,348,468 outstanding Class B Shares. Each Class B Share is convertible, at the option of the holder, into one Class A Share.
(2)	Describes the ownership percentage of each class of shares beneficially owned by each beneficial owner. For the Class A Shares, the calculation assumes the conversion only of the Class B Shares beneficially owned by the applicable beneficial owner into Class A Shares and gives effect to the exercise of options and vesting of restricted stock units, if any, held by the applicable beneficial owner that are either currently exercisable or vested as of, or may become exercisable or may vest within 60 days after, April 24, 2026.
(3)	Describes the total voting power of each beneficial owner taking into account all classes of shares beneficially owned by the applicable beneficial owner. The calculation assumes no conversion of any Class B Shares owned by any beneficial owner and gives effect to the exercise of options and vesting of restricted stock units, if any, held by the applicable beneficial owner that are either currently exercisable or vested as of, or may become exercisable or vest within 60 days after, April 24, 2026. Each Class B Share is entitled to ten votes per share.
(4)	Mr. Ergen is deemed to own beneficially all of the Class A Shares owned by his spouse, Cantey M. Ergen, except for 13,508 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026. Mr. Ergen’s beneficial ownership includes: (i) 11,140,269 Class A Shares; (ii) 11,404 Class A Shares held in our 401(k) Plan; (iii) 1,497,478 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 24,2026; (iv) 1,967 Class A Shares held by Mrs. Ergen; (v) 1,313 Class A Shares held in our 401(k) Plan by Mrs. Ergen; (vi) 11,921 Class A Shares held by one of Mr. and Mrs. Ergen’s children; (vii) 766,443 Class A Shares held by a charitable foundation for which Mr. Ergen is an officer and for which he shares investment and voting power with Mrs. Ergen; (viii) 1,551,355 shares of Class A Common Stock held by CONX Corp. (“CONX”) and beneficially owned indirectly by Mr. Ergen through nXgen Opportunities, LLC (“nXgen”), which controls CONX; (ix) 2,087,989 Class B Shares owned beneficially directly by Mr. Ergen; (x) 2,350,696 Class A Shares and 57,591,752 Class B Shares held by Telluray Holdings, LLC (“Telluray Holdings”), for which Mrs. Ergen has sole voting power as a manager of Telluray Holdings and for which Mr. Ergen and Mrs. Ergen share dispositive power as the managers of Telluray Holdings; and (xi) 71,668,727 Class B Shares owned beneficially by Mrs. Ergen solely by virtue of her position as trustee of certain trusts established by Mr. Ergen for the benefit of his family (see (5) below in the notes to the table). Mr. Ergen’s beneficial ownership excludes 313,649 Class A Shares held by certain trusts established by Mr. Ergen for the benefit of his family.
(5)	Because each Class B Share is entitled to 10 votes per share, Mr. Ergen owns beneficially equity securities of the Corporation representing approximately 90.3% of the voting power of the Corporation (assuming no conversion of the Class B Shares and after giving effect to the exercise of Mr. Ergen’s employee stock options that are either currently exercisable or may become exercisable within 60 days of the Record Date). Mr. Ergen’s beneficial ownership includes: (i) 3,306,885 Class B Shares owned beneficially by Mrs. Ergen solely by virtue of her position as trustee of the Ergen Two-Year May 2024 SATS GRAT; (ii) 18,561,842 Class B Shares owned beneficially by Mrs. Ergen solely by virtue of her position as trustee of the Ergen Two-Year July 2024 SATS GRAT; (iii) 25,000,000 Class B Shares owned beneficially by Mrs. Ergen solely by virtue of her position as trustee of the Ergen Two-Year May 2025 SATS GRAT; (iv) 16,800,000 Class B Shares owned beneficially by Mrs. Ergen solely by virtue of her position as trustee of the Ergen Two-Year June 2025 SATS GRAT; and (v) 8,000,000 Class B Shares owned beneficially by Mrs. Ergen solely by virtue of her position as trustee of the Ergen Two-Year July 2025 SATS GRAT. Pursuant to the Amended Support Agreement (which was signed as part of the Merger), Mr. Ergen and the other Ergen stockholders have agreed not to vote, or cause or direct to be voted, the Class A Shares owned by them, other than with respect to any matter presented to the holders of Class A Shares on which holders of Class B Shares are not entitled to vote, for three years following the closing of the Merger. As a result, Mr. Ergen’s effective total voting power is approximately 89.4%.
(6)	Mrs. Ergen beneficially owns all of the Class A Shares owned by her spouse, Mr. Ergen, except for 1,497,478 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026. Mrs. Ergen also beneficially owns 13,508 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026.
(7)	The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210. Of the Class A Shares beneficially owned, FMR LLC has sole voting power as to 24,103,068 Class A Shares and sole dispositive power as to 24,487,776 Class A Shares. The foregoing information is based solely upon a Schedule 13G filed by FMR LLC with the SEC on February 6, 2026.
(8)	The address of BlackRock, Inc. (“BlackRock”) is 50 Hudson Yards, New York, New York 10001. Of the Class A Shares beneficially owned, BlackRock has sole voting power as to 13,166,282 Class A Shares and sole dispositive power as to 13,736,010 Class A Shares. The foregoing information is based solely upon a Schedule 13G filed by BlackRock with the SEC on April 24, 2026.
(9)	Mr. DeFranco’s beneficial ownership includes: (i) 1,688 Class A Shares; (ii) 49,958 Class A Shares held in our 401(k) Plan; (iii) 27,370 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026; (iv) 598,907 Class A Shares controlled by Mr. DeFranco as manager of a limited liability company; (v) 1,375,437 Class A Shares controlled by Mr. DeFranco as manager of a different limited liability company; (vi) 1,883,387 Class A Shares controlled by Mr. DeFranco as general partner of a limited partnership; and (vii) 815,582 Class A Shares held by Mr. DeFranco as a general partner of a different limited partnership.
(10)	Mr. Akhavan beneficial ownership includes: (i) 823,293 Class A Shares; (ii) 364 Class A Shares held in our 401(k) Plan; and (iii) 142,917 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026.
(11)	Mr. Ortolf’s beneficial ownership includes: (i) 3,698 Class A Shares; (ii) 23,508 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026; (iii) 70 Class A Shares held in the name of one of his children; and (iv) 35,644 Class A Shares held by a partnership of which Mr. Ortolf is a partner and are held as collateral for a margin account.

(12)	Mr. Manson’s beneficial ownership includes: (i) 4,998 Class A Shares; (ii) 1,143 Class A Shares held in our 401(k) Plan; and (iii) 53,700 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of the April 24, 2026.
(13)	Mr. Orban’s beneficial ownership includes: (i) 547 Class A Shares; (ii) 37 Class A Shares held in our 401(k) Plan; and (iii) 50,064 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of the April 24, 2026.
(14)	Mr. Swieringa’s beneficial ownership includes: (i) 4,412 Class A Shares; (ii) 845 Class A Shares held in our 401(k) Plan; and (iii) 44,298 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026.
(15)	Ms. Hershman’s beneficial ownership includes 40,000 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026.
(16)	Mr. Dodge’s beneficial ownership includes: (i) 338 Class A Shares; (ii) 35,000 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026; and (iii) 1,641 Class A Shares held in our 401(k) Plans.
(17)	Mr. Wade’s beneficial ownership includes: (i) 190 Class A Shares; (ii) 35,000 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026; and (iii) 443 Class A Shares held by Mr. Wade in an irrevocable trust.
(18)	Mr. Brokaw’s beneficial ownership includes: (i) 4,508 Class A Shares; and (ii) 23,508 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026.
(19)	Mr. Gaske’s beneficial ownership includes: (i) 233 Class A Shares; (ii) 37 Class A Shares held in our 401(k) Plan; and (iii) 25,631 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of the April 24, 2026.
(20)	Mr. Bye’s beneficial ownership includes: (i) 653 Class A Shares; and (ii) 23,508 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026.
(21)	Ms. Abernathy’s beneficial ownership includes: (i) 266 Class A Shares; and (ii) 6,754 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 24, 2026.
(22)	Includes: (i) 11,985,093 Class A Shares; (ii) 65,429 Class A Shares held in our 401(k) Plans; (iii) 2,042,244 Class A Shares subject to employee and nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 24 2026; (iv) 8,611,008 Class A Shares held in partnerships or limit liability companies; (v) 131,348,468 Class A Shares issuable upon conversion of Class B Shares; (vi) 12,434 Class A Shares held in the name of, or in trust for, children and other family members; and (vii) 766,443 Class A Shares held by a charitable foundation. Class A Shares and Class B Shares beneficially owned by both Mr. and Mrs. Ergen are only included once in calculating the aggregate number of shares owned by directors and executive officers as a group.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors has adopted a written policy for the review and approval of transactions involving EchoStar or our subsidiaries, on the one hand, and certain related parties, such as directors or executive officers and their immediate family members on the other hand. We distribute questionnaires to our officers and directors on an annual basis. Our Chief Legal Officer directs the appropriate review of potential related-party transactions and schedules their presentation at meetings of the Audit Committee and/or the Board of Directors, as applicable. Generally, our Audit Committee and/or the Board of Directors, as applicable, must approve these transactions, with all interested parties abstaining from the vote. Once each calendar year, the Audit Committee and/or the Board of Directors, as applicable, undertake a review of certain recurring potential related-party transactions to determine whether to approve the continuation of such transactions, with all interested parties abstaining. For purposes of this section entitled “Certain Relationships and Related

Party Transactions” the terms “we,” “us,” “EchoStar,” the “Corporation,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries.

Related Party Transactions with Broadband Connectivity Solutions (Restricted) Limited (“BCS”)

We own 20% of BCS, a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East, and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. We earned revenue of approximately $3.1 million from BCS during the year ended December 31, 2025.

Related Party Transactions with CONX

On March 10, 2024, CONX, a special purpose acquisition company at that time, substantially owned beneficially by Mr. Ergen, entered into a definitive purchase and sale agreement with one of the Company’s subsidiaries for CONX’s purchase of certain commercial real estate property, comprising the corporate headquarters of our DISH Wireless business, for a purchase price of $26.75 million, net of deferred tax. The transaction closed May 1, 2024.

Concurrently with the transaction closing on May 1, 2024 we entered into an agreement to lease back the property from CONX for an initial 10 year term. During 2025, the Company paid CONX $3 million for this lease.

Related Party Transactions with Certain Members of Our Board of Directors

Ergen Family. During 2025, Mrs. Cantey Ergen served as a senior advisor and as a member of our Board of Directors, and was paid approximately $60,000. Mrs. Ergen was also granted: (i) a time-vested option to purchase 5,000 of the Company’s Class A Shares with a strike price equal to the fair market value on the grant date of April 1, 2025.

During 2025, we employed Mrs. Katie Flynn, the daughter of Mr. and Mrs. Ergen, as Senior Vice President, Chief People Officer and paid Mrs. Flynn a salary of approximately $250,000. Mrs. Flynn was also granted: (i) a time-vested option to purchase 7,500 of the Company’s Class A Shares with a strike price equal to the fair market value on the grant date of October 1 2025; and (ii) a performance award grant under the 2022 Incentive Plan, at the Senior Vice President level. Mrs. Flynn also participated in the 2025 EIP.

During 2025, we also employed Mr. Kevin Murray, the son-in-law of Mr. and Mrs. Ergen, as Director – Corporate Development and paid him a salary of approximately $165,000. Mr. Murray was also granted a time-vested option to purchase 1,500 of the Company’s Class A Shares with a strike price equal to the fair market value on the grant date of October 1, 2025.

During 2026, we expect to continue to employ Mrs. Ergen, Mrs. Flynn, Mr. Murray and certain other Ergen children. While the amount paid during 2026 will depend on the time and services that will be provided, we expect to pay Mrs. Ergen approximately $60,000 and grant a time-vested option to purchase 5,000 of the Company’s Class A Shares. While the amount paid during 2026 will depend on the time and services that will be provided, we expect to pay Mrs. Flynn approximately $260,000, and Mr. Murray approximately $170,000.  In addition, in 2026, we expect to award Mrs. Flynn an option to purchase an additional 7,500 Class A Shares under our Stock Incentive Plans and expect to award Mr. Murray an option to purchase an additional 1,500 Class A Shares under our Stock Incentive Plans. Mrs. Flynn and Mr. Murray are also expected to participate in the EIP for 2026.

Stephen J. Bye. EchoStar purchased network performance data and software licenses from Ookla LLC, a division of Ziff Davis, Inc., for which we paid $257,000 in 2025. Mr. Bye serves as President and Chief Executive Officer of Ookla LLC.

R. Stanton Dodge. EchoStar purchases certain referral marketing services from DraftKings, Inc., for which we paid $1.55 million in 2025. Mr. Dodge serves as the Chief Legal Officer and Secretary of DraftKings.

Director Independence

We are a “controlled company” within the meaning of the NASDAQ Marketplace Rules because more than 50% of our voting power is held by Charles W. Ergen, our Chairman.  Mr. Ergen currently beneficially owns approximately 51.0% of our total equity securities and possesses approximately 90.3% of the total voting power. Therefore, we are not subject to the NASDAQ listing requirements that would otherwise require us to have: (i) a Board of Directors comprised of a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iii) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Nevertheless, we have created an Executive Compensation Committee and a Nominating Committee, in addition to an Audit Committee, all of which are composed entirely of independent directors.  The charters of our Compensation, Audit, and Nominating Committees are available free of charge on our website at http://ir.echostar.com/corporate-governance.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the annual audit of the financial statements of EchoStar and its subsidiaries for the years ended December 31, 2025 and 2024, and fees billed for other services rendered by KPMG LLP to EchoStar and its subsidiaries during those periods. We have reported the fees billed for services rendered to both EchoStar and its subsidiaries because the services are not rendered or billed specifically for us but for the EchoStar consolidated group as a whole.

	For the Years Ended
	December 31,
	2025	2024
Audit Fees (1)	$7,761,396	$7,756,168
Audit-Related Fees (2)	107,963	480,000
Total Audit and Audit-Related Fees	7,869,359	8,236,168
Tax Compliance Fees	533,709	643,786
All Other Fees (3)	—	141,744
Total Fees	$8,403,068	$9,021,698
(1)	Consists of fees for the audit of our and our subsidiaries’ consolidated financial statements included in our 2025 and 2024 Form 10-K, review of our and our subsidiaries’ unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with statutory and other audits of our foreign subsidiaries.
(2)	Consists of fees for assurance and other services that are provided in connection with the issuance of consents, comfort letters, certifications, and professional consultations with respect to accounting issues or matters that are non-recurring in nature.
(3)	Consists of fees for services related to review of contract compliance.

Audit Committee Pre-Approval Process

The Audit Committee is responsible for appointing, setting compensation, retaining, and overseeing the work of our independent registered public accounting firm. The Audit Committee has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Requests are submitted to the Audit Committee in one of the following ways:

●	Request for approval of services at a meeting of the Audit Committee; or
●	Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services. All of the fees paid by us to KPMG LLP for services for 2025 and 2024 were pre-approved by the Audit Committee or by management pursuant to delegation from the Audit Committee.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

No consolidated financial statements are filed with this 10-K/A.  The consolidated financial statements and notes thereto were included as part of the 10-K filed with the SEC on March 2, 2026

(2)	Financial Statement Schedules

No financial statement schedules are filed with this 10-K/A.  All schedules were included in the consolidated financial statements or notes thereto of the 10-K filed with the SEC on March 2, 2026.

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

4.44*

Additional Secured Party Joinder, dated as of February 13, 2026, to the Security Agreement dated as of June 8, 2011, among U.S. Bank National Association, as trustee and successor collateral agent, and Hughes Satellite Systems Corporation (incorporated by reference from Exhibit 4.44 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

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

10.52*

License Purchase Agreement, dated as of August 25, 2025, by and among EchoStar Corporation and AT&T Mobility II LLC (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2025, filed November 6, 2025). ***

10.53*

License Purchase Agreement, dated as of September 7, 2025, by and among EchoStar Corporation, Space Exploration Technologies Corp. and Spectrum Business Trust 2025-1 (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2025, filed November 6, 2025). ***

10.54*

Letter Agreement, dated as of December 26, 2025, by and between EchoStar and Hamid Akhavan (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K of EchoStar Corporation filed December 29, 2025).**

10.55*

Amended and Restated License Purchase Agreement, dated as of November 5, 2025, by and among EchoStar Corporation, Space Exploration Technologies Corp. and Spectrum Business Trust 2025-1 (incorporated by reference from Exhibit 10.55 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).***

19*

EchoStar Corporation’s Insider Trading Policy (incorporated by reference from Exhibit 19 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

21*	Subsidiaries of EchoStar Corporation (incorporated by reference from Exhibit 21 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

22*	List of Subsidiary Guarantors (incorporated by reference from Exhibit 22 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

23*

Consent of KPMG LLP, Independent Registered Public Accounting Firm (incorporated by reference from Exhibit 23 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

24*

Power of Attorney authorizing Dean A. Manson as signatory for Kathleen Q. Abernathy, Hamid Akhavan, George R. Brokaw, Stephen J. Bye, James DeFranco, R. Stanton Dodge, Cantey M. Ergen, Lisa W. Hershman, Tom A. Ortolf and William D. Wade (incorporated by reference from Exhibit 24 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

31.1*

Section 302 Certification of Chief Executive Officer (incorporated by reference from Exhibit 31.1 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

31.2*

Section 302 Certification of Chief Financial Officer (incorporated by reference from Exhibit 31.2 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

31.3	Section 302 Certification of Chief Executive Officer with respect to this 10-K/A.

31.4	Section 302 Certification of Chief Financial Officer with respect to this 10-K/A.

32.1*

Section 906 Certification of Chief Executive Officer (incorporated by reference from Exhibit 32.1 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

32.2*

Section 906 Certification of Chief Financial Officer (incorporated by reference from Exhibit 32.2 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

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

101*

The following materials from the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed on March 2, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements (incorporated by reference from Exhibit 101 of the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2025, filed March 2, 2026).

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

Date: April 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	President and Chief Executive Officer and Chairman	April 30, 2026
Charles W. Ergen	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	April 30, 2026
Paul W. Orban	(Principal Financial Officer and Principal Accounting Officer)

*	Director	April 30, 2026
Kathleen Q. Abernathy

*	Director	April 30, 2026
Hamid Akhavan

*	Director	April 30, 2026
George R. Brokaw

*	Director	April 30, 2026
Stephen J. Bye

*	Director	April 30, 2026
James DeFranco

*	Director	April 30, 2026
R. Stanton Dodge

*	Director	April 30, 2026
Cantey M. Ergen

*	Director	April 30, 2026
Lisa W. Hershman

*	Director	April 30, 2026
Tom A. Ortolf

*	Director	April 30, 2026
William D. Wade

* By:	/s/ Dean A. Manson
Dean A. Manson
Attorney-in-Fact