Form 10-Q
period 2026-03-31
EchoStar CORP
filed 2026-05-11
CIK 1415404

=mj

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026.

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

As of April 30, 2026, the registrant’s outstanding common stock consisted of 158,465,020 shares of Class A common stock and 131,348,468 shares of Class B common stock.

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

Item 1. FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$1,343,780	$1,883,074
Current restricted cash, cash equivalents and marketable investment securities (Note 5)	—	175,838
Marketable investment securities	172,323	1,100,891
Trade accounts receivable, net of allowance for credit losses of $83,611 and $79,590, respectively	1,258,708	1,273,849
Inventory	395,123	380,647
Prepaids and other assets	359,657	284,194
Other current assets	19,849	34,678
Total current assets	3,549,440	5,133,171

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	176,759	176,203
Property and equipment, net	2,200,571	2,243,515
Regulatory authorizations, net	34,550,802	34,548,952
Other investments, net	208,655	194,046
Operating lease assets	217,635	214,549
Intangible assets, net	51,236	54,413
Other noncurrent assets, net	420,594	451,506
Total noncurrent assets	37,826,252	37,883,184
Total assets	$41,375,692	$43,016,355

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$579,907	$541,706
Deferred revenue and other	620,733	639,173
Accrued programming	1,137,147	1,224,222
Accrued interest	626,229	309,462
Other accrued expenses and liabilities	2,564,432	2,327,587
Current portion of debt, finance lease and other obligations (Note 9)	6,237,306	7,321,269
Total current liabilities	11,765,754	12,363,419

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 9)	18,015,274	18,658,602
Deferred tax liabilities, net	575,102	598,590
Operating lease liabilities	3,985,604	4,137,269
Long-term deferred revenue and other long-term liabilities	1,356,555	1,446,477
Total long-term obligations, net of current portion	23,932,535	24,840,938
Total liabilities	35,698,289	37,204,357

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 159,722,874 and 159,266,457 shares issued, 157,933,854 and 157,477,437 shares outstanding, respectively	160	159
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,886,945	8,875,937
Accumulated other comprehensive income (loss)	(181,786)	(183,188)
Accumulated earnings (deficit)	(3,025,628)	(2,878,743)
Treasury stock, at cost, 1,789,020 shares	(48,512)	(48,512)
Total EchoStar stockholders’ equity (deficit)	5,631,310	5,765,784
Noncontrolling interests	46,093	46,214
Total stockholders’ equity (deficit)	5,677,403	5,811,998
Total liabilities and stockholders’ equity (deficit)	$41,375,692	$43,016,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue:
Service revenue	$3,375,540	$3,606,156
Equipment sales and other revenue	291,949	263,602
Total revenue	3,667,489	3,869,758

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	1,998,268	2,432,198
Cost of sales - equipment and other	536,907	439,508
Selling, general and administrative expenses	639,025	597,851
Depreciation and amortization	166,601	488,333
Impairments and other	(66,159)	—
Total costs and expenses	3,274,642	3,957,890

Operating income (loss)	392,847	(88,132)

Other Income (Expense):
Interest income	29,409	65,529
Interest expense, net of amounts capitalized (Note 2)	(592,660)	(286,055)
Other, net (Note 5)	2,184	41,390
Total other income (expense)	(561,067)	(179,136)

Income (loss) before income taxes	(168,220)	(267,268)
Income tax (provision) benefit, net	20,920	63,987
Net income (loss)	(147,300)	(203,281)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(415)	(612)
Net income (loss) attributable to EchoStar	$(146,885)	$(202,669)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	289,014	286,513
Diluted	289,014	286,513

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.51)	$(0.71)
Diluted net income (loss) per share attributable to EchoStar	$(0.51)	$(0.71)

Comprehensive Income (Loss):
Net income (loss)	$(147,300)	$(203,281)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,887	9,264
Unrealized holding gains (losses) on available-for-sale debt securities	(1,255)	(1,046)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	256	1,257
Deferred income tax (expense) benefit, net	(192)	173
Total other comprehensive income (loss), net of tax	1,696	9,648
Comprehensive income (loss)	(145,604)	(193,633)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(121)	1,190
Comprehensive income (loss) attributable to EchoStar	$(145,483)	$(194,823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interests	Total
Balance, December 31, 2024	$286	$8,768,360	$(195,711)	$11,618,437	$—	$53,853	$20,245,225
Issuance of Class A common stock	—	2,534	—	—	—	—	2,534
Non-cash, stock-based compensation	—	7,609	—	—	—	—	7,609
Other comprehensive income (loss)	—	—	7,846	—	—	1,802	9,648
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(612)	(612)
Net income (loss) attributable to EchoStar	—	—	—	(202,669)	—	—	(202,669)
Other	—	955	—	—	—	—	955
Balance, March 31, 2025	$286	$8,779,458	$(187,865)	$11,415,768	$—	$55,043	$20,062,690

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interests	Total
Balance, December 31, 2025	$290	$8,875,937	$(183,188)	$(2,878,743)	$(48,512)	$46,214	$5,811,998
Issuance of Class A common stock	1	7,512	—	—	—	—	7,513
Non-cash, stock-based compensation	—	10,233	—	—	—	—	10,233
Other comprehensive income (loss)	—	—	1,402	—	—	294	1,696
Other	—	(6,737)	—	—	—	—	(6,737)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(415)	(415)
Net income (loss) attributable to EchoStar	—	—	—	(146,885)	—	—	(146,885)
Balance, March 31, 2026	$291	$8,886,945	$(181,786)	$(3,025,628)	$(48,512)	$46,093	$5,677,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(147,300)	$(203,281)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	166,601	488,333
Impairments and other	(66,159)	—
Realized and unrealized losses (gains) and impairments on investments and other	2,737	(35,769)
Non-cash, stock-based compensation	10,233	7,609
Interest expense paid in kind on long-term debt	—	57,073
Deferred tax expense (benefit)	(28,582)	(68,902)
Changes in allowance for credit losses	4,021	(1,987)
Change in long-term deferred revenue and other long-term liabilities	(60,073)	(2,772)
Other, net	79,253	(5,446)
Changes in operating assets and operating liabilities, net	277,553	(28,103)
Net cash flows from operating activities	238,284	206,755

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(577,181)	(1,807,779)
Sales and maturities of marketable investment securities	1,521,282	533,812
Purchases of property and equipment (Note 7)	(133,435)	(258,427)
Capitalized interest related to regulatory authorizations (Note 2)	—	(120,057)
Other, net	38,429	(4,268)
Net cash flows from investing activities	849,095	(1,656,719)

Cash Flows From Financing Activities:
Repayment of debt, finance lease and other obligations	(5,654)	(24,671)
Redemption and repurchases of debt (Note 9)	(1,787,082)	(289,383)
Early debt redemption gains (losses)	—	11,465
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	7,513	2,534
Other, net	1,727	(31,792)
Net cash flows from financing activities	(1,783,496)	(331,847)

Effect of exchange rates on cash and cash equivalents	(240)	1,714

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(696,357)	(1,780,097)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	2,182,155	4,593,804
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$1,485,798	$2,813,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business Activities

Principal Business

EchoStar Corporation is a premier provider of technology, networking services, television entertainment and connectivity, offering consumer, enterprise, operator and government solutions worldwide under its EchoStar®, Boost Mobile®, Sling TV ®, DISH® TV, Hughes®, HughesNet®, HughesON™ and JUPITER™ brands. EchoStar Corporation is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. Its subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) currently operate four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other.

Recent Developments

AT&T License Purchase Agreement

On August 25, 2025, we and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”).

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, we have agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for an aggregate purchase price of $22.650 billion in cash, subject to certain potential adjustments (the “Closing Purchase Price”). The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

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

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between DISH DBS as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the DISH 2021 Intercompany Loan (the “DISH 2021 Intercompany Loan Payoff”). The DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to DISH DBS as of March 31, 2026 for the DISH 2021 Intercompany Loan 2028 Tranche. The DISH 2021 Intercompany Loan is secured by the 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 9 for definitions and further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of March 31, 2026, the aggregate principal amount outstanding of our 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

The AT&T Transactions are subject to a number of terms and conditions set forth in the AT&T License Purchase Agreement. The completion of the AT&T Transactions are subject to the satisfaction or waiver of customary closing conditions, including, but not limited to, certain government approvals, including, among other things, receipt of certain consents and approvals from the FCC and the United States Department of Justice (the “DOJ”). The AT&T License Purchase Agreement also provides for specified termination rights by each party in certain circumstances. The closing is expected to occur in the first half of 2026. The description of the AT&T License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of March 31, 2026, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses.

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

Additionally, in connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between us and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, we have the ability to enforce the parties obligations under the Agreement. As of March 31, 2026, we have made approximately $414 million in cash interest payments on the Seller Notes, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable us to offer our Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by us to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing customers and new Starlink customers to SpaceX. As of December 31, 2025, we had begun to utilize certain of the rights conveyed under the SpaceX License Purchase Agreement. In addition, we also have begun performing installation and other services for new Starlink customers.

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

The SpaceX Transactions are subject to a number of terms and conditions set forth in the Amended and Restated SpaceX License Purchase Agreement. The completion of the SpaceX Transactions are subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of certain consents and approvals from the FCC and DOJ. The Amended and Restated SpaceX License Purchase Agreement also provides for specified termination rights.

The foregoing description of the Amended and Restated SpaceX License Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated SpaceX License Purchase Agreement filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025.

Restructuring Support Agreement

On March 19, 2026, we, DISH Network, DISH DBS and certain of DISH DBS’s subsidiaries entered into a restructuring support agreement (the “RSA” and the transactions contemplated thereby, the “Transactions”) with an ad hoc group representing more than 82% of holders of debt securities issued by DISH DBS.

Pursuant to the RSA, and subject to the terms and conditions set forth therein, DISH DBS agreed to prepay, without penalty, certain of its debt securities.

In addition, on March 16, 2026, we prepaid without penalty, the remaining balance of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 totaling approximately $1.6 billion.

Intercompany Loans and Other Settlements

See Note 9 for definitions and further information on our intercompany loans.

On March 12, 2026, we contributed our receivable from DISH Network under the EchoStar 2024 Intercompany Loan, to DISH Network. As a result of this contribution, the total outstanding balance of the EchoStar 2024 Intercompany Loan including interest paid in kind of $3.890 billion was extinguished.

On March 19, 2026, pursuant to the RSA, DISH Network repaid in full its intercompany loans with DISH DBS, the total outstanding balance of the DISH Q2 2024 Intercompany Loan including interest paid in kind of $1.712 billion and the total outstanding balance of the DISH Q3 2024 Intercompany Loan including interest paid in kind of $535 million.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The RSA also contemplates (i) repayment of the DISH 2021 Intercompany Loan 2028 Tranche of approximately $2.844 billion, which is expected to occur at the closing of the AT&T Transactions using proceeds from the AT&T Transactions, (ii) repayment or other satisfaction and discharge  of the DISH 2021 Intercompany Loan 2026 Tranche of approximately $4.767 billion, and (iii) payment of a settlement amount to consenting creditors of approximately $125 million (the “RSA Settlement”). During the three months ended March 31, 2026, we recorded $125 million of RSA Settlement costs included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the RSA, DISH DBS and the consenting creditors agreed that all pending litigation between the parties would be dismissed with prejudice and on March 20, 2026, the parties filed a joint stipulation for dismissal of the litigation with prejudice. The foregoing description of the RSA does not purport to be complete and is qualified in its entirety by reference to the RSA, filed as an exhibit to this Quarterly Report on Form 10-Q.

Purchase and Sale Agreement

On March 12, 2026, DISH Network and certain of its subsidiaries entered into a purchase and sale agreement with DISH DBS, pursuant to which DISH DBS purchased all of the equity of an affiliate and related assets. The transactions also included the transfer of approximately $6 billion of third-party liabilities and related litigation claims. These liabilities and related litigation claims have limited recourse solely to the purchased affiliate.

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $1.516 billion as of March 31, 2026 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of March 31, 2026, we have $2.0 billion of 7 3/4% Senior Notes due July 1, 2026, $1.377 billion of 5 1/4% Senior Secured Notes and 6 5/8% Senior Notes due August 1, 2026, and $2.750 billion of 5 1/4% Senior Secured Notes due December 1, 2026. In addition, the re-auction of certain AWS-3 licenses previously awarded to Northstar Wireless and SNR Wireless has been designated as Auction 113 and is scheduled to begin on June 2, 2026. We cannot predict with any degree of certainty the outcome of Auction 113, however, we may be required to make a maximum payment up to approximately $2.921 billion for the Northstar Re-Auction Payment and SNR Re-Auction Payment. See Note 10 for definitions and further information.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Segments

We currently operate four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of March 31, 2026, we had 6.632 million Pay-TV subscribers in the United States, including 4.845 million DISH TV subscribers and 1.787 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of March 31, 2026, we had 7.527 million Wireless subscribers.

Prior to November 15, 2025, we were operating primarily as an MVNO utilizing network services under the MNSA and the NSA and secondarily as an MNO. In light of the AT&T Transactions, we transitioned to a hybrid MNO business model under which we continue to operate our 5G Network core and utilize AT&T’s network services (“Hybrid MNO”) and secondarily as an MVNO utilizing network services under the MNSA and the NSA. We migrated all customer traffic from our 5G Network, defined below, to AT&T’s network as we transitioned to a Hybrid MNO, which we completed as of November 15, 2025.

Broadband and Satellite Services

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We have leveraged our satellite fleet to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. As of March 31, 2026, we had 681,000 Broadband subscribers.

Other

Our Other segment primarily consists of our legacy cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in Note 10 “Recent Developments – FCC Review,” we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we have no customer traffic on our 5G Network.

We have invested a total of over $30 billion in wireless spectrum licenses. The $30 billion of investments related to wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 for further information. A significant number of these licenses are included in the AT&T Transactions and SpaceX Transactions as detailed above in “Recent Developments.”

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 10 for definitions and further information. Also see Note 10 “Recent Developments – FCC Review” for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Exit and Disposal Costs

Our exit and disposal costs include, among other things, one-time employee termination benefits, costs to terminate contracts that are not a lease and other exit and disposal costs. The liability for exit and disposal costs is initially measured at fair value and we recognize the costs associated with an exit or disposal activity in the period in which the liability is incurred. The liability for our exit and disposal costs is included in “Other accrued expenses and liabilities” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Fair value is determined under the income approach primarily using the expected present value technique that utilizes the estimated future cash flows associated with the obligation, discounted at our credit-adjusted risk-free rate plus a risk premium. Any gains and losses resulting from the difference between the recorded liability and final settlement amounts will be recognized in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following table presents the activity relating to our exit and disposal costs, included in “Other accrued expenses and liabilities” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets:

	One-Time Employee Termination Benefits	Contract Termination Costs	Total

	(In thousands)
Balance, December 31, 2025	$—	$759,419	$759,419
Costs incurred and charged to expense (1)	—	14,346	14,346
(Gains) losses on costs paid or settled (1)	—	(36,916)	(36,916)
Costs paid or settled	—	(29,982)	(29,982)
Accretion	—	11,725	11,725
Balance, March 31, 2026	$—	$718,592	$718,592
(1)	During the three months ended March 31, 2026, we incurred costs charged to expense and settled certain accrued exit costs, which reduced our exit and disposal costs by $23 million and we also settled certain operating lease and other liabilities for $43 million, not shown in the table above, for a total net settlement of $66 million, which is included in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of March 31, 2026, cumulative costs incurred and charged to expense were $823 million.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

As of March 31, 2026 and December 31, 2025, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $141 million and $209 million for the three months ended March 31, 2026 and 2025, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales–equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $16 million and $18 million for the three months ended March 31, 2026 and 2025, respectively.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Upon the adoption of ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2025-06 will have on our condensed consolidated financial statements, related disclosures and control environment.

3.	Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our convertible notes, as detailed in Note 9, were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock for the reporting period. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the convertible notes will be included in the calculation of diluted EPS assuming conversion of the convertible notes at the beginning of the reporting period (or at time of issuance, if later).

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands, except per share amounts)
Net income (loss)	$(147,300)	$(203,281)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(415)	(612)
Net income (loss) attributable to EchoStar - Basic	(146,885)	(202,669)
Interest on dilutive Convertible Notes, net of tax (1)	—	—
Net income (loss) attributable to EchoStar - Diluted	$(146,885)	$(202,669)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	289,014	286,513
Dilutive impact of Convertible Notes (1)	—	—
Dilutive impact of stock awards outstanding (1)	—	—
Diluted	289,014	286,513

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$(0.51)	$(0.71)
Diluted net income (loss) per share attributable to EchoStar	$(0.51)	$(0.71)
(1)	For the three months ended March 31, 2026 and 2025, the interest on dilutive Convertible Notes and the dilutive impact of weighted-average shares of Class A common stock were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period. As of March 31, 2026 and 2025, our Convertible Notes may be converted into 58 million shares.

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

	As of March 31,
	2026	2025

	(In thousands)
Anti-dilutive stock awards	512	3,256
Performance/market based options	4,153	4,271
Common stock warrants	16,151	16,151
Total	20,816	23,678

4.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Cash paid for interest (including capitalized interest)	$208,634	$236,096
Cash paid for income taxes, net of (refunds)	5,127	1,244
Total capitalized interest (1)	8,584	316,803
Accrued capital expenditures	20,066	110,340
Asset retirement obligation (2)	—	3,697
(1)	See Note 2 for further information.
(2)	See Note 7 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$51	$51
Strategic - trading/equity	41,538	37,378
Other	130,734	1,063,462
Total current marketable investment securities	172,323	1,100,891
Restricted marketable investment securities (1)	34,741	52,960
Total marketable investment securities	207,064	1,153,851

Restricted cash and cash equivalents (1)	142,018	299,081

Other investments, net:
Equity method investments	85,632	85,014
Other investments	123,023	109,032
Total other investments, net	208,655	194,046

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$557,737	$1,646,978
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of March 31, 2026, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2026 and December 31, 2025, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of March 31, 2026 and December 31, 2025, we had zero and $176 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets that primarily consisted of amounts required as collateral for our letters of credit and funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which were required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo previously held certain DISH TV subscribers and their related subscription and equipment agreements which collateralized certain debt obligations. The Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 issued by DBS SubscriberCo were redeemed on March 16, 2026 and therefore we no longer have amounts required to be restricted per the terms of the debt.

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

Broadband Connectivity Solutions (Restricted) Limited. We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 satellite.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$337,201	$—	$—	$337,201	$420,971	$—	$—	$420,971
Cash equivalents	174,800	973,797	—	1,148,597	407,354	1,353,830	—	1,761,184
Total	$512,001	$973,797	$—	$1,485,798	$828,325	$1,353,830	$—	$2,182,155

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Commercial paper	—	6,000	—	6,000	—	370,755	—	370,755
Corporate securities	—	151,138	—	151,138	—	731,195	—	731,195
Other	—	8,337	51	8,388	—	14,472	51	14,523
Equity securities	41,538	—	—	41,538	37,378	—	—	37,378
Total	$41,538	$165,475	$51	$207,064	$37,378	$1,116,422	$51	$1,153,851

As of March 31, 2026, restricted and non-restricted marketable investment securities included debt securities of $26 million with contractual maturities within one year and $140 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative and/or Financial Liability Instruments

We may purchase and hold derivative and/or financial liability instruments for, among other reasons, strategic or speculative purposes. As of March 31, 2026 and December 31, 2025, we held certain financial liability instruments with a fair value of $67 million and $56 million, respectively, which is included in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets and is categorized within Level 1 of the fair value hierarchy. All changes in fair value of the financial liability instruments were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2026	2025

	(In thousands)
Realized and unrealized gains (losses) and impairments on investments and other	$(2,737)	$24,304
Early debt redemption gains (losses)	—	11,465
Foreign currency transaction gains (losses)	1,860	2,249
Equity in earnings (losses) of affiliates	2,850	1,644
Other	211	1,728
Total	$2,184	$41,390

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6.	Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Finished goods	$283,527	$273,817
Work-in-process and service repairs	61,698	60,147
Consignment	8,991	7,951
Raw materials	40,907	38,732
Total inventory	$395,123	$380,647

7.	Property and Equipment and Intangible Assets

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2026	2025

				(In thousands)
Equipment leased to customers	2	-	5	$946,790	$964,013
Satellites	5	-	15	2,104,134	2,104,134
Satellites acquired under finance lease agreements		15		78,068	77,116
Furniture, fixtures, equipment and other	1	-	20	981,017	971,824
Hybrid MNO	3	-	15	83,696	89,604
Software and computer equipment	1	-	8	1,394,598	1,341,690
Buildings and improvements	1	-	40	422,265	419,719
Land		-		42,936	42,980
Construction in progress		-		525,504	514,662
Total property and equipment				6,579,008	6,525,742
Accumulated depreciation				(4,378,437)	(4,282,227)
Property and equipment, net				$2,200,571	$2,243,515

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Equipment leased to customers (1)	$35,596	$63,212
Satellites (1)	33,007	65,980
Buildings, furniture, fixtures, equipment and other (1)	15,860	29,173
Hybrid MNO/5G Network equipment (1)	14,702	208,132
Software and computer equipment (1)	54,276	107,973
Intangible assets and other amortization expense	13,160	13,863
Total depreciation and amortization	$166,601	$488,333

(1)This change primarily resulted from the non-cash impairment of long-lived assets during the third and fourth quarters of 2025. For further information on our impairments, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Activity relating to our asset retirement obligations, included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, was as follows:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Balance, beginning of period	$448,752	$327,031
Liabilities incurred	—	3,697
Liabilities settled	(13,321)	—
Accretion expense	11,317	7,778
Balance, end of period	$446,748	$338,506

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were previously impaired, resulting in a net book value of zero as of March 31, 2026 and December 31, 2025.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Satellites – Pay-TV Segment

Our Pay-TV segment currently utilizes eight satellites in geosynchronous orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease one satellite from a third party, Nimiq 5, which is accounted for as an operating lease.

As of March 31, 2026, our Pay-TV segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	119	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A
EchoStar XXV (1)	March 2026	110	N/A

Under Construction:
EchoStar XXVI	2028	119	N/A

Leased from Other Third-Party:
Nimiq 5	September 2009	72.7	October 2029

(1)In March 2026, we launched the EchoStar XXV satellite and it is currently relocating to the 110 degree orbital location following completion of testing. The EchoStar XXV satellite is expected to commence commercial operations during the second quarter of 2026.

Satellites Under Construction

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

(Unaudited)

Satellites – Broadband and Satellite Services Segment

Our Broadband and Satellite Services segment currently utilizes seven satellites in geosynchronous orbit approximately 22,300 miles above the equator, four of which we own and depreciate over their estimated useful life. We also lease three satellites from third parties, which are accounted for as finance leases and are depreciated over their economic life.

As of March 31, 2026, our Broadband and Satellite Services segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XVII	July 2012	107	N/A
EchoStar XIX	December 2016	97.1	N/A
EchoStar XXI	June 2017	10.25	N/A
EchoStar XXIV	July 2023	95.2	N/A

Leased from Other Third-Party:
Eutelsat 65 West A	March 2016	65	July 2031
Telesat T19V	July 2018	63	August 2033
EchoStar 105/SES-11	October 2017	105	November 2031

8.	Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 12 years, with a weighted average remaining lease term of 0.6 to 9.3 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases within our Broadband and Satellite Services segment. Through the first quarter of 2025, our Anik F3 satellite was accounted for as an operating lease within our Pay-TV segment and as of April 2025 we no longer leased this satellite. Substantially all of our remaining leases are accounted for as operating leases.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Operating lease cost	$127,991	$167,357

Short-term lease cost (1)	3,131	5,290

Finance lease cost:
Amortization of right-of-use assets	3,107	13,231
Interest on lease liabilities	828	1,502
Total finance lease cost	3,935	14,733
Total lease costs	$135,057	$187,380
(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,564	$143,546
Operating cash flows from finance leases	$—	$1,018
Financing cash flows from finance leases	$—	$4,676

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,350	$59,980
Finance leases	$—	$—

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Operating Leases:
Operating lease assets	$217,635	$214,549

Other current liabilities	$1,003,840	$845,326
Operating lease liabilities	3,985,604	4,137,269
Total operating lease liabilities	$4,989,444	$4,982,595

Finance Leases:
Property and equipment, gross	$84,058	$83,141
Accumulated depreciation	(8,206)	(5,124)
Property and equipment, net	$75,852	$78,017

Other current liabilities	$44,048	$41,520
Other long-term liabilities	—	2,528
Total finance lease liabilities	$44,048	$44,048

Weighted Average Remaining Lease Term:
Operating leases	9.3 years	9.5 years
Finance leases	0.6 years	0.8 years

Weighted Average Discount Rate:
Operating leases	9.9%	9.9%
Finance leases	10.7%	10.0%

Maturities of lease liabilities as of March 31, 2026 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2026 (remaining nine months)	$847,129	$44,522	$891,651
2027	800,004	2,574	802,578
2028	739,012	—	739,012
2029	702,492	—	702,492
2030	681,567	—	681,567
Thereafter	3,854,030	—	3,854,030
Total lease payments	7,624,234	47,096	7,671,330
Less: Imputed interest	(2,634,790)	(3,048)	(2,637,838)
Total	4,989,444	44,048	5,033,492
Less: Current portion	(1,003,840)	(44,048)	(1,047,888)
Long-term portion of lease obligations	$3,985,604	$—	$3,985,604

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers.

The following table presents our lease revenue by type of lease:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Lease revenue:
Sales-type lease revenue	$761	$2,197
Operating lease revenue	3,804	2,401
Total lease revenue	$4,565	$4,598

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $18 million and $20 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents future operating lease payments to be received as of March 31, 2026:

For the Years Ending December 31,	Total
(In thousands)
2026 (remaining nine months)	$11,347
2027	7,456
2028	4,238
2029	3,262
2030	2,033
Thereafter	355
Total lease payments to be received	$28,691

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

9.	Debt, Finance Lease and Other Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2026 and December 31, 2025:

		As of
		March 31, 2026		December 31, 2025
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
7 3/4% Senior Notes due 2026	DDBS	$2,000,000	$2,000,000	$2,000,000	$1,977,500
5 1/4% Senior Secured Notes due 2026	HSSC	627,283	569,247	627,283	604,776
6 5/8% Senior Notes due 2026	HSSC	750,000	555,000	750,000	691,313
3 3/8% Convertible Notes due 2026	DISH	45,209	44,535	45,209	44,564
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,729,375	2,750,000	2,673,440
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,613,295	3,500,000	3,646,440
7 3/8% Senior Notes due 2028	DDBS	1,000,000	969,140	1,000,000	970,280
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,418,750	2,500,000	2,450,000
5 1/8% Senior Notes due 2029	DDBS	1,500,000	1,340,625	1,500,000	1,331,430
Term Loan due 2029 (1)	DBS SubscriberCo	—	—	1,608,374	1,608,374
Mandatorily Redeemable Preferred Shares due 2029 (1)	DBS SubscriberCo	—	—	178,708	178,708
10 3/4% Senior Secured Notes due 2029	SATS	5,506,000	5,949,343	5,506,000	6,144,476
3 7/8% Convertible Secured Notes due 2030 (2)	SATS	1,942,594	7,108,690	1,942,594	6,581,334
6 3/4% Senior Secured Notes due 2030	SATS	2,372,670	2,402,328	2,372,670	2,436,447
Other notes payable		67,712	67,712	71,719	71,719
Subtotal		24,561,468	$29,768,040	26,352,557	$31,410,801
Unamortized deferred financing costs and other debt discounts, net		(352,936)		(416,734)
Finance lease obligations (3)		44,048		44,048
Total		24,252,580		25,979,871
Less: current portion		(6,237,306)		(7,321,269)
Total debt, finance lease and other obligations, net of current portion		$18,015,274		$18,658,602
(1)	During the three months ended March 31, 2026, we repaid approximately $202 million of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. On March 16, 2026, we prepaid without penalty, the remaining balance of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 totaling approximately $1.6 billion.
(2)	Beginning on October 1, 2025, and ending at the close of business on June 30, 2026, our 3 7/8% Convertible Secured Notes due 2030 are convertible, at the option of the holders. These notes are convertible, at our election, into cash, a total of approximately 58 million shares of our Class A common stock, or a combination thereof. These notes may continue to be convertible in future periods and determination of convertibility is calculated quarterly based on, among other things, the trading price of our Class A common stock. See below for the description of our 3 7/8% Convertible Secured Notes due 2030 and further information on the quarterly calculation to determine convertibility.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2). We estimated the fair value of our non-publicly traded debt based on, among other things, available trade information and/or valuations performed by a third-party (Level 3).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Beginning on October 1, 2025, and ending at the close of business on June 30, 2026, the Convertible Notes due 2030 are convertible, at the option of the holders. The Convertible Notes due 2030 are convertible, at our election, into cash, approximately 58 million shares of our Class A common stock or a combination thereof. These notes may continue to be convertible in future periods and any determination regarding the convertibility of the Convertible Notes due 2030 during future periods will be made in accordance with the terms of the related indenture. The Convertible Notes due 2030 became convertible because the last reported sale price of shares of our Class A common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended September 30, 2025, December 31, 2025 and March 31, 2026, respectively, was greater than 130% of the conversion price in effect on each applicable trading day.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Intercompany Loans

All intercompany loans are eliminated in consolidations.

DISH 2021 Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “DISH DBS Senior Secured Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “DISH 2021 Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network deployment. The DISH 2021 Intercompany Loan matures in two tranches, with the first tranche maturing on December 1, 2026 (the “DISH 2021 Intercompany Loan 2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “DISH 2021 Intercompany Loan 2028 Tranche”). DISH DBS may make additional advances to DISH Network under the DISH 2021 Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the DISH 2021 Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the DISH 2021 Intercompany Loan were, at our option, payable in kind for the first two years from the issuance date of November 2021. In the third year post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the DISH 2021 Intercompany Loan were required to be paid in cash. Currently, and prospectively, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the DISH 2021 Intercompany Loan 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the DISH 2021 Intercompany Loan 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.50% per annum in excess of the Cash Accrual Rate for the applicable tranche. As of March 31, 2026, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion, which is comprised of the DISH 2021 Intercompany Loan 2026 Tranche of approximately $4.767 billion and the DISH 2021 Intercompany Loan 2028 Tranche of approximately $2.844 billion. The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any DISH 2021 Intercompany Loan amounts outstanding will be repaid in full using proceeds from the AT&T Transactions. See Note 1 for further information.

DISH 2021 Intercompany Loan 2026 Tranche. In January 2024, we completed a series of assignments resulting in the transfer of the receivable in respect to the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion from DISH DBS to EchoStar Intercompany Receivable Company L.L.C., our direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable Company L.L.C. As of March 31, 2026, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

DISH Q2 2024 Intercompany Loan

In June 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q2 2024 Intercompany Loan”) for an initial principal amount of $1.508 billion. The DISH Q2 2024 Intercompany Loan matures on August 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q2 2024 Intercompany Loan is at a variable rate. On March 19, 2026, the total outstanding balance of the DISH Q2 2024 Intercompany Loan including interest paid in kind of $1.712 billion was paid in full and discharged.

DISH Q3 2024 Intercompany Loan

In September 2024, DISH Network entered into an intercompany loan with DISH DBS (the “DISH Q3 2024 Intercompany Loan”) for an initial principal amount of $481 million. The DISH Q3 2024 Intercompany Loan matures on November 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q3 2024 Intercompany Loan is at a variable rate. On March 19, 2026, the total outstanding balance of the DISH Q3 2024 Intercompany Loan including interest paid in kind of $535 million was paid in full and discharged.

EchoStar 2024 Intercompany Loan

In November 2024, EchoStar Financing L.L.C., our subsidiary, entered into an intercompany loan with DISH Wireless L.L.C., a subsidiary of DISH Network, for a borrowing principal amount of up to $4.500 billion (the “EchoStar 2024 Intercompany Loan”). The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. On March 12, 2026, we contributed our receivable for the EchoStar 2024 Intercompany Loan to DISH Network. As a result of this contribution, the total outstanding balance of the EchoStar 2024 Intercompany Loan including interest paid in kind of $3.890 billion was extinguished.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Wireless Spectrum Licenses

We have invested a total of over $30 billion in wireless spectrum licenses. The $30 billion of investments related to wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 for further information. A significant number of these licenses are included in the AT&T Transactions and SpaceX Transactions as detailed in Note 1 “Recent Developments.”

Our wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date
	(In thousands)
SpaceX Transactions:
AWS-4 Licenses (1)	$1,928,688		December 31, 2024 (4)	June 14, 2025 (6)	June 2033
H Block Licenses (1)	1,671,506		December 31, 2024 (4)	June 14, 2025 (7)	June 2033
AWS-3	2,035,433
AT&T Transactions:
600 MHz Licenses	6,449,578		December 31, 2024 (5)	June 14, 2025 (8)	June 2029
3.45–3.55 GHz Licenses (2)	7,199,380	May 4, 2026 (9)		May 4, 2030 (9)	May 2037
Remaining wireless spectrum licenses:
DBS Licenses (3)	677,409
700 MHz Licenses (1)	701,803		December 31, 2024 (4)	June 14, 2025 (6)	June 2033
MVDDS Licenses (3)	24,000				July, August, September 2034
LMDS Licenses (3)	—				September 2028
28 GHz Licenses	2,883			October 2, 2029 (10)	October 2029
24 GHz Licenses	11,772			December 11, 2029 (10)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,392			June 4, 2030 (10)	June 2030
3550-3650 MHz Licenses	912,200			March 12, 2031 (10)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (10)		July 23, 2033 (10)	July 2036
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (1)	972				March 2026
AWS-3	7,793,854		December 31, 2024 (11)	October 25, 2025 (12)	October 2025 (12)
Subtotal	29,614,839

Capitalized interest (13)	10,270,436
Impairment of indefinite-lived intangible assets	(5,334,473)
Total as of March 31, 2026	$34,550,802
(1)	The interim build-out deadlines for these licenses are in the past.
(2)	Subject to the terms of the AT&T License Purchase Agreement, at the end of the third quarter of 2025, AT&T, subject to a short-term spectrum manager lease, exercised its right to lease certain 3.45 GHz licenses from us.
(3)	The build-out deadlines for these licenses have been met.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(4)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Economic Area by this date (part of Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”). These licenses are set forth in Appendices A and D of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the AWS-4 licenses, the AWS H Block licenses, and the Lower 700 MHz E Block licenses listed in Appendix G-1 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See “Recent Developments – FCC Review” above for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.
(5)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Partial Economic Area by this date (part of Commitments #2 and #3 of the Extension Request). These licenses are set forth in Appendices B and E of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the 600 MHz licenses listed in Appendix G-2 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See “Recent Developments – FCC Review” above for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.
(6)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 4, 5 and 11 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See “Recent Developments – FCC Review” above for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(7)	For the H-Block licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 4, 5 and 11 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See “Recent Developments – FCC Review” above for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.
(8)	For the 600 MHz licenses set forth in Appendix G-2 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 4, 5 and 11 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See “Recent Developments – FCC Review” above for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.
(9)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.
(10)	There are a variety of build-out options and associated build-out metrics associated with these licenses.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(11)	In a January 10, 2025 filing to the FCC, we certified that we were offering reliable signal coverage for certain of these license areas and offering service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date (part of Commitments #2 and #3 the Extension Request). These accelerated licenses are set forth in Appendices C and F of the Extension Request. Under the Extension Request, if we successfully fulfill Commitment #2 and Commitment #3, the final construction deadlines for the AWS-3 licenses listed in Appendix G-3 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See “Recent Developments – FCC Review” above for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.
(12)	For the AWS-3 licenses set forth in Appendix G-3 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 4, 5 and 11 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer reliable signal coverage to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered reliable signal coverage to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering reliable signal coverage to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See “Recent Developments – FCC Review” above for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.
(13)	See Note 2 for further information.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments, as defined and detailed in the footnotes to the table above. See “Recent Developments – FCC Review” above for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The re-auction of the AWS-3 licenses has been designated as Auction 113. We filed an application with the FCC to participate as a potential bidder in Auction 113 and on March 26, 2026, the FCC announced that we were qualified to participate in Auction 113. Auction 113 is scheduled to begin on June 2, 2026. The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

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

The re-auction of the AWS-3 licenses has been designated as Auction 113. We filed an application with the FCC to participate as a potential bidder in Auction 113 and on March 26, 2026, the FCC announced that we were qualified to participate in Auction 113. Auction 113 is scheduled to begin on June 2, 2026. The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Astound Business Solutions

On April 14, 2026, Astound Business solutions, LLC filed a complaint against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the Southern District of New York. Astound claims that DISH Wireless has breached agreements related to fiber optic data transport services for our 5G Network, and seeks $1.7 million in damages. DISH Wireless previously notified Astound that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based, which constituted, among other legal remedies, a force majeure event.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Other Litigations

Active Wireless Technologies

On November 26, 2025, Active Wireless Technologies LLC filed a complaint against our wholly owned subsidiary DISH Wireless L.L.C. in the United States District Court for the Eastern District of Texas. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. The complaint alleges infringement of United States Patent No. 10,805,955 (the “955 patent”), entitled “Terminal apparatus, base station apparatus, communication method, and integrated circuit”; United States Patent No. 10,855,432 (the “432 patent”), entitled “User equipments, base stations and methods”; United States Patent No. 10,531,443 (the “443 patent”), entitled “Physical uplink control channel (PUCCH) format adaptation for 5G NR”; United States Patent No. 11,019,557 (the “557 patent”), entitled “Apparatus and method for acquisition of periodically broadcasted system information in wireless communication”; United States Patent No. 10,785,764 (the “764 patent), entitled “Information change transmission method and device for single-cell multicast service”; and United States Patent No. 10,601,566 (the “566 patent), entitled “Multiple slot long physical uplink control channel (PUCCH) design for 5G NR.” On the same day, Active Wireless also sued seven other companies on the same patents: Qualcomm; T-Mobile; TCL Technology Group; BLU Products; HTC Corporation; LG Electronics; and OnePlus Technology. Generally, the patents relate to cellular handset signaling, control logic, and dynamic resource and performance management.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On December 16, 2025, Active Wireless asserted the same six patents against us and others, including the manufacturer of our Celero handsets, in the International Trade Commission (“ITC”). The ITC instituted a resulting investigation concerning “Certain Wireless Communication Devices and Components Thereof.” In light of the ITC investigation, the Texas court proceeding was stayed as of February 10, 2026. On March 24, 2026, DISH Wireless sued Active Wireless in the United States District Court for the District of Colorado for breach of its obligation to license its standard-essential patents on reasonable and non-discriminatory (“RAND”) terms. At the request of Active Wireless, on April 28, 2026, both we and the manufacturer of our Celero handsets were dismissed from the ITC proceeding. On May 1, 2026, in the Texas action, Active Wireless filed an amended complaint, which adds a claim alleging that DISH Wireless violated its RAND obligations.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. In the event that the ITC determines that we infringe the asserted patents, we may be subject to exclusion orders that prevent importation of devices that practice the asserted patents. We cannot predict with any degree of certainty the outcome of the suits or determine the extent of any potential liability or damages.

Adeia

On March 31, 2026, Adeia Technologies Inc., Adeia Media Holdings Inc. and Adeia Media Solutions Inc. filed a complaint against us and our wholly owned subsidiaries DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Media Sales L.L.C., Sling TV Holding L.L.C. and Sling TV L.L.C. in the United States District Court for the District of Colorado. The plaintiff, a licensing company that was spun off after the merger of Rovi and Xperi, is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. The complaint alleges infringement of United States Patent No. 8,219,927 (the “927 patent”), entitled “Revealing of truncated content on scrollable grid”; United States Patent No. 8,239,546 (the “546 patent”), entitled “Global access control for segmented streaming delivery”; United States Patent No. 8,327,013 (the “013 patent”), entitled “Dynamic index file creation for media streaming”; United States Patent No. 9,369,758 (the “758 patent”), entitled “Multifunction multimedia device”; and United States Patent No. 9,661,049 (the “049 patent”), entitled “Systems and methods of providing interspersed manifest file specifications for adaptive video streaming.” Generally, the patents relate to video streaming program guides, content delivery, access control, ad-insertions, and message overlays.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”), filed a complaint against us and our wholly-owned subsidiaries DISH Network and DISH Network L.L.C., and our then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent No. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; United States Patent No. 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; United States Patent No. 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; United States Patent No. 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and United States Patent No. 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper® set-top boxes

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and it heard oral argument on March 3, 2026.

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

Digital Broadcasting Solutions, LLC

On August 29, 2022, Digital Broadcasting Solutions, LLC filed a complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. in the United States District Court for the Eastern District of Texas. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. The complaint alleges infringement of United States Patent No. 8,929,710 (the “710 patent”) and United States Patent No. 9,538,122 (the “122 patent”), each entitled “System and method for time shifting at least a portion of a video program.” Generally, the plaintiff contends that the AutoHop feature of our Hopper® set-top boxes infringes the asserted patents. On June 21, 2023, the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Court granted the motion of DISH Network L.L.C. and DISH Technologies L.L.C. to have the case transferred to the United States District Court for the District of Colorado.

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

Entropic Communications, LLC (first action)

On March 9, 2022, Entropic Communications, LLC (“Entropic”) filed a complaint against our wholly-owned subsidiaries DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. The complaint alleges infringement of United States Patent No. 7,130,576 (the “576 patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; United States Patent No. 7,542,715 (the “715 Patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; and United States Patent No. 8,792,008 (the “008 Patent”), entitled “Method and Apparatus for Spectrum Monitoring.” On March 30, 2022, Entropic filed an amended complaint alleging infringement of the same patents. Generally, the plaintiff accuses satellite antennas, low-noise block converters, signal selector and combiners, and set-top boxes and the manner in which they process signals for satellite television customers of infringing the asserted patents.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against our wholly-owned subsidiaries DISH Network, DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of United States Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; United States Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; United States Patent No. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; United States Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; United States Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; United States Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; United States Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; United States Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; United States Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; United States Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; United States Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and United States Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network.

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

Headwater Research

On August 28 and 29, 2025, Headwater Research LLC filed five separate lawsuits in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiaries DISH Network Corporation, DISH Network L.L.C. and DISH Wireless L.L.C. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. The first complaint alleges infringement of United States Patent No. 8,639,935 (the “935 patent”), entitled “Automated device provisioning and activation”; United States Patent No. 9,609,510 (the “510 patent”), entitled “Automated credential porting for mobile devices”; United States Patent No. 9,973,930 (the “930 patent”), entitled “End user device that secures an association of application to service policy with an application certificate check”; United States Patent No. 11,096,055 (the “055 patent”), entitled “Automated device provisioning and activation”; United States Patent No. 11,405,429 (the “429 patent”), entitled “Security techniques for device assisted services”; United States Patent No. 11,966,464 (the “464 patent), entitled “Security techniques for device assisted services”; and United States Patent No. 11,985,155 (the “155 patent”), entitled “Automated device provisioning and activation.”

The second complaint alleges infringement of United States Patent No. 9,179,359 (the “359 patent”), entitled “Wireless end-user device with differentiated network access status for different device applications;” United States Patent No. 9,277,445 (the “445 patent”), entitled “Wireless end-user device with differential traffic control policy list and applying foreground classification to wireless data service;” and United States Patent No. 9,609,544 (the “544 patent”), entitled “Device-assisted services for protecting network capacity.”

The third complaint alleges infringement of United States Patent No. 8,666,364, (the “364 patent”), entitled “Verifiable device assisted service usage billing with integrated accounting, mediation accounting, and multiaccount;” United States Patent No. 9,143,976 (the “976 patent”), entitled “Wireless end-user device with differentiated network access and access status for background and foreground device applications;” and United States Patent No. 9,647,918 (the “918 patent”), entitled “Mobile device and method attributing media services network usage to requesting application.”

The fourth complaint alleges infringement of United States Patent No. 8,635,335 (the “335 patent”), entitled “System and method for wireless network offloading”; United States Patent No. 10,791,471 (the “471 patent”),

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

entitled “System and method for wireless network offloading”; and United States Patent No. 10,237,757 (the “757 patent”), entitled “System and method for wireless network offloading.”

The fifth complaint alleges infringement of United States Patent No. 8,023,425 (the “425 patent”), entitled “Verifiable service billing for intermediate networking devices”; United States Patent No. 8,631,102 (the “102 patent”), entitled “Automated device provisioning and activation”; and United States Patent No. 8,799,451 (the “451 patent”), entitled “Verifiable service policy implementation for intermediate networking devices.”

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

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB. On March 14, 2025, HTB filed a motion seeking clarification, but that motion was denied on October 24, 2025. HTB has filed a new motion for clarification. HTB is finalizing an agreement with the Treasury under which it will have up to 48 months to pay approximately 44 million Brazilian Reals (USD $8.2 million) to the State Treasury of São Paulo, of which 75% may be satisfied with “precatórios,” which are court ordered obligations issued by the Brazilian government (federal, state or municipal) that are officially recognized and tradeable instruments.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

NewSpace India Limited

In October 2025, NewSpace India Limited (“NSIL”) sued our majority-owned subsidiary Hughes Communications India Private Limited (“HCIPL”), claiming that HCIPL unlawfully terminated the parties’ agreement for HCIPL to take capacity on the GSAT 20 satellite. HCIPL had terminated the parties’ agreement on December 6, 2024, citing, among other reasons, NSIL’s failure to meet the contractual provision for a timely launch. NSIL seeks a declaration that HCIPL’s termination was premature and void, a temporary and permanent injunction restraining HCIPL from terminating or breaching the agreement, and damages of approximately 10.6 billion Indian Rupees (USD $117 million). The Court entered an ex parte interim injunction requiring HCIPL to maintain assets equal to the amount at issue.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

Sling Pass Litigation

On August 26, 2025, ESPN Enterprises, Inc. and other Disney affiliates (“Disney”) sued our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. On September 5, 2025, WarnerMedia Network Sales and other Warner Bros Discovery affiliates (“WBD”) sued our wholly-owned subsidiary DISH Network L.L.C. in the same court. In each case, the plaintiffs contend that Sling TV’s Day Pass, Weekend Pass and Week Pass subscriptions breach their respective carriage agreements with DISH Network. In their respective cases, both Disney and WBD sought a preliminary injunction to enjoin the Passes, but the Court denied the Disney motion on November 17, 2025, and denied the WBD motion on December 23, 2025. Disney filed an amended complaint on December 19, 2025, adding a claim for breach of the implied covenant of good faith and fair dealing, and allegations of using Disney marks to advertise the passes over Disney’s objection and for interest on late payments. WBD filed an amended complaint on December 26, 2025, adding claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment. DISH Network L.L.C. has asserted antitrust counterclaims against Disney and breach of contract counterclaims against both Disney and WBD. On April 14, 2026, WBD and DISH Network L.L.C. dismissed their claims against each other, without prejudice to refiling.

We intend to vigorously defend these cases. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled “Real-Time Event Processing System with Analysis Engine Using Recovery Information” and both complaints allege infringement of United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System”; United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; and United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network.” Generally, the 456 patent and the 133 patent relate to database functionality, and the 213 patent and the 796 patent relate to content delivery networks for streaming video.

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

On March 22, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the adverse final written decision regarding the 456 patent, and on April 8, 2022, they filed a notice of appeal to the same court from the adverse final written decision regarding the 796 patent. The appeal on the 456 patent was voluntarily dismissed on December 6, 2022 after our supplier took a license to the database patents — the 456 patent and the 133 patent. The Federal Circuit heard oral argument on the 796 patent appeal on October 3, 2023, and affirmed the United States Patent and Trademark Office’s adverse final written decision on October 5, 2023.

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the challenged claim. On January 18, 2023, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a second petition requesting ex parte reexamination of the validity of the four other asserted claims of the 213 patent, reexamination was ordered on April 17, 2023, but on April 3, 2026, the United States Patent and Trademark Office issued a reexamination certificate confirming the patentability of the challenged claims. Thus, all invalidity challenges at the United States Patent and Trademark Office have been resolved, and the two asserted CDN patents remain intact and unlicensed. On October 17, 2024, the Court ordered that the stay of the case, which had been entered for the pendency of the original petitions before the United States Patent and Trademark Office, would remain in place pending the resolution of Sound View’s appeal in a parallel action asserting the 213 patent against Hulu. The United States Court of Appeals for the Federal Circuit issued its opinion in the parallel Hulu matter on January 29, 2026.

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

Universal Service Administrative Company

On April 3, 2023, the Universal Service Administrative Company (“USAC”) notified our wholly-owned subsidiary DISH Wireless that it intended to seek to recover funds in the amount of $13.9 million disbursed under the Emergency Broadband Benefit Program (“EBBP”) and Affordable Connectivity Program (“ACP”) rules. We appealed this action and the USAC denied our appeal in October 2023. We appealed USAC's action to the FCC's Wireline Competition Bureau, which denied our appeal on January 17, 2025. On May 5, 2026, DISH Wireless entered into a settlement with the United States to resolve these claims. This matter is now concluded.

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

On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures. On January 22, 2025, with permission from the Court, the Trustee filed a second amended complaint, which added allegations regarding the debt issued by DBS SubscriberCo, a related intercompany loan, and the DIRECTV transaction (collectively, the “September 2024 Transactions”). The defendants moved to dismiss the second amended complaint and, on August 21, 2025, the Court granted the motion to dismiss the claims that were based on the September 2024 Transactions but otherwise denied the motion. On March 20, 2026, the parties filed a stipulation to dismiss the lawsuit with prejudice, pursuant to the Restructuring Support Agreement. This matter is now concluded.

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

	(In thousands)
For the Three Months Ended March 31, 2026
Revenue
Revenue from external customers:
Service revenue	$2,260,364	$868,183	$246,993	$—	$3,375,540	$—	$3,375,540
Equipment sales and other revenue	31,983	93,852	75,238	90,876	291,949	—	291,949
Intersegment revenue	1,917	456	7,425	107	9,905	(9,905)	—
Total revenue	2,294,264	962,491	329,656	90,983	3,677,394	(9,905)	3,667,489

Operating Expenses
Cost of services:
Programming	1,100,920	—	—	—	1,100,920	—	1,100,920
Connectivity services (1)	48,927	325,384	43,915	—	418,226	(1,814)	416,412
Other (2)	265,853	154,817	58,437	—	479,107	1,829	480,936
Total cost of services	1,415,700	480,201	102,352	—	1,998,253	15	1,998,268
Cost of sales - equipment and other	32,101	251,147	70,890	183,132	537,270	(363)	536,907
Selling, general and administrative expenses:
Subscriber acquisition costs	70,051	159,762	28,389	—	258,202	(3,955)	254,247
Selling, general and administrative expenses	248,979	57,664	33,901	50,000	390,544	(5,766)	384,778
Total selling, general and administrative expenses	319,030	217,426	62,290	50,000	648,746	(9,721)	639,025
Impairments and other	—	—	—	(66,159)	(66,159)	—	(66,159)

OIBDA (3)	527,433	13,717	94,124	(75,990)	559,284	164	559,448

Depreciation and amortization	55,866	49,499	49,940	11,305	166,610	(9)	166,601
Total costs and expenses	1,822,697	998,273	285,472	178,278	3,284,720	(10,078)	3,274,642

Operating income (loss)	$471,567	$(35,782)	$44,184	$(87,295)	$392,674	$173	392,847

Unallocated Amounts
Interest income							29,409
Interest expense, net of amounts capitalized							(592,660)
Other, net							2,184
Income (loss) before income taxes							$(168,220)
(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, data, satellite and transmission and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Segment Total	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended March 31, 2025
Revenue
Revenue from external customers:
Service revenue	$2,521,552	$809,607	$274,997	$—	$3,606,156	$—	$3,606,156
Equipment sales and other revenue	12,955	160,061	88,523	2,063	263,602	—	263,602
Intersegment revenue	4,220	—	7,138	60,234	71,592	(71,592)	—
Total revenue	2,538,727	969,668	370,658	62,297	3,941,350	(71,592)	3,869,758

Operating Expenses
Cost of services:
Programming	1,216,422	—	—	—	1,216,422	—	1,216,422
Connectivity services	54,134	321,330	49,159	343,080	767,703	(44,526)	723,177
Other	286,080	144,132	63,966	—	494,178	(1,579)	492,599
Total cost of services	1,556,636	465,462	113,125	343,080	2,478,303	(46,105)	2,432,198
Cost of sales - equipment and other	9,672	349,218	81,734	—	440,624	(1,116)	439,508
Selling, general and administrative expenses:
Subscriber acquisition costs	86,513	190,485	46,432	—	323,430	(889)	322,541
Selling, general and administrative expenses	156,033	38,210	43,664	43,698	281,605	(6,295)	275,310
Total selling, general and administrative expenses	242,546	228,695	90,096	43,698	605,035	(7,184)	597,851

OIBDA	729,873	(73,707)	85,703	(324,481)	417,388	(17,187)	400,201

Depreciation and amortization	76,443	20,187	104,898	303,929	505,457	(17,124)	488,333
Total costs and expenses	1,885,297	1,063,562	389,853	690,707	4,029,419	(71,529)	3,957,890

Operating income (loss)	$653,430	$(93,894)	$(19,195)	$(628,410)	$(88,069)	$(63)	(88,132)

Unallocated Amounts
Interest income							65,529
Interest expense, net of amounts capitalized							(286,055)
Other, net							41,390
Income (loss) before income taxes							$(267,268)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The purchases of property and equipment (including capitalized interest related to regulatory authorizations) by segment were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Consolidated Total

	(In thousands)
For the Three Months Ended March 31, 2026
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$88,128	$28,833	$11,610	$4,864	$133,435

For the Three Months Ended March 31, 2025
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$62,388	$—	$32,103	$283,993	$378,484

The revenue from customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2026	2025

	(In thousands)
Pay-TV subscriber and related revenue	2,261,698	2,524,352
Wireless services and related revenue	868,183	809,607
Broadband and satellite services and other revenue	248,659	276,944
Pay-TV equipment sales and other revenue	32,566	14,375
Wireless equipment sales and other revenue	94,308	160,061
Broadband equipment and other revenue	80,997	93,714
Other equipment and other revenue	90,983	62,297
Eliminations	(9,905)	(71,592)
Total revenue	$3,667,489	$3,869,758

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

12.Revenue Recognition

Contract Balances

Our allowance for credit losses for trade accounts receivable were as follows:

	Pay-TV	Wireless (1)	Broadband and Satellite Services	Consolidated Total

	(In thousands)
Balance, December 31, 2025	$36,017	$26,014	$17,559	$79,590
Current period provision for expected credit losses	12,460	9,318	1,045	22,823
Write-offs charged against allowance	(7,641)	(7,401)	(3,914)	(18,956)
Foreign currency translation	—	—	154	154
Balance, March 31, 2026	$40,836	$27,931	$14,844	$83,611

	Pay-TV	Wireless (1)	Broadband and Satellite Services	Consolidated Total

	(In thousands)
Balance, December 31, 2024	$42,575	$28,739	$11,314	$82,628
Current period provision for expected credit losses	12,725	5,126	4,893	22,744
Write-offs charged against allowance	(8,947)	(12,003)	(3,897)	(24,847)
Foreign currency translation	—	—	116	116
Balance, March 31, 2025	$46,353	$21,862	$12,426	$80,641
(1)	Our allowance for credit losses for trade accounts receivable for our Other segment is immaterial and therefore included in the Wireless segment in the table above.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes our contract asset balances:

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Contract assets	$112,908	$138,723

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Contract liabilities	$573,967	$607,970

Our beginning of period contract liability recorded as customer contract revenue during 2026 was $547 million.

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

Broadband and Satellite Services Segment

As of March 31, 2026, the remaining performance obligations for our customer contracts was approximately $1.4 billion. Performance obligations expected to be satisfied within one year and greater than one year are 29% and 71%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Balance, beginning of period	$261,946	$289,200
Additions	43,804	56,597
Amortization expense	(59,642)	(65,219)
Foreign currency translation	248	406
Balance, end of period	$246,356	$280,984

13.Related Party Transactions

CONX

CONX Corp. is a special purpose acquisition company partially owned by Charles W. Ergen, our Chairman, President and Chief Executive Officer (“CONX”). On May 1, 2024, we and CONX entered into a definitive purchase and sale agreement, which provides for CONX’s purchase from us of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless. Concurrently with the transaction closing on May 1, 2024, we entered into an agreement to lease back the property from CONX for an initial 10-year term. During the three months ended March 31, 2026 and 2025, we recorded $1 million and $1 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Hughes Systique Corporation

We own 42% of Hughes Systique Corporation (“Hughes Systique”) and contract with Hughes Systique for software development services.

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Purchases:
Purchases from Hughes Systique	$3,092	$4,055

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$1,104	$1,497

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$6,328	$7,201

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$4,329	$4,190
Commitments to NagraStar	$1,229	$364

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of our Financial Condition and Results of Operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Recent Developments

AT&T License Purchase Agreement

On August 25, 2025, we and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”).

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, we have agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for an aggregate purchase price of $22.650 billion in cash, subject to certain potential adjustments (the “Closing Purchase Price”). The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

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

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between DISH DBS as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the DISH 2021 Intercompany Loan (the “DISH 2021 Intercompany Loan Payoff”). The DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to DISH DBS as of March 31, 2026 for the DISH 2021 Intercompany Loan 2028 Tranche. The DISH 2021 Intercompany Loan is secured by the 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of March 31, 2026, the aggregate principal amount outstanding of our 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

The AT&T Transactions are subject to a number of terms and conditions set forth in the AT&T License Purchase Agreement. The completion of the AT&T Transactions are subject to the satisfaction or waiver of customary closing conditions, including, but not limited to, certain government approvals, including, among other things, receipt of certain consents and approvals from the FCC and the United States Department of Justice (the “DOJ”). The AT&T License Purchase Agreement also provides for specified termination rights by each party in certain circumstances. The closing is expected to occur in the first half of 2026. The description of the AT&T License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of March 31, 2026, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses.

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

Additionally, in connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between us and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, we have the ability to enforce the parties obligations under the Agreement. As of March 31, 2026, we have made approximately $414 million in cash interest payments on the Seller Notes, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable us to offer our Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by us to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing customers and new Starlink customers to SpaceX. As of December 31, 2025, we had begun to utilize certain of the rights conveyed under the SpaceX License Purchase Agreement. In addition, we also have begun performing installation and other services for new Starlink customers.

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

The SpaceX Transactions are subject to a number of terms and conditions set forth in the Amended and Restated SpaceX License Purchase Agreement. The completion of the SpaceX Transactions are subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of certain consents and approvals from the FCC and DOJ. The Amended and Restated SpaceX License Purchase Agreement also provides for specified termination rights.

The foregoing description of the Amended and Restated SpaceX License Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated SpaceX License Purchase Agreement filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025.

Restructuring Support Agreement

On March 19, 2026, we, DISH Network, DISH DBS and certain of DISH DBS’s subsidiaries entered into a restructuring support agreement (the “RSA” and the transactions contemplated thereby, the “Transactions”) with an ad hoc group representing more than 82% of holders of debt securities issued by DISH DBS.

Pursuant to the RSA, and subject to the terms and conditions set forth therein, DISH DBS agreed to prepay, without penalty, certain of its debt securities.

In addition, on March 16, 2026, we prepaid without penalty, the remaining balance of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 totaling approximately $1.6 billion.

Intercompany Loans and Other Settlements

See Note 9 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information on our intercompany loans.

On March 12, 2026, we contributed our receivable from DISH Network under the EchoStar 2024 Intercompany Loan, to DISH Network. As a result of this contribution, the total outstanding balance of the EchoStar 2024 Intercompany Loan including interest paid in kind of $3.890 billion was extinguished.

On March 19, 2026, pursuant to the RSA, DISH Network repaid in full its intercompany loans with DISH DBS, the total outstanding balance of the DISH Q2 2024 Intercompany Loan including interest paid in kind of $1.712 billion and the total outstanding balance of the DISH Q3 2024 Intercompany Loan including interest paid in kind of $535 million.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The RSA also contemplates (i) repayment of the DISH 2021 Intercompany Loan 2028 Tranche of approximately $2.844 billion, which is expected to occur at the closing of the AT&T Transactions using proceeds from the AT&T Transactions, (ii) repayment or other satisfaction and discharge of the DISH 2021 Intercompany Loan 2026 Tranche of approximately $4.767 billion, and (iii) payment of a settlement amount to consenting creditors of approximately $125 million (the “RSA Settlement”). During the three months ended March 31, 2026, we recorded $125 million of RSA Settlement costs included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the RSA, DISH DBS and the consenting creditors agreed that all pending litigation between the parties would be dismissed with prejudice and on March 20, 2026, the parties filed a joint stipulation for dismissal of the litigation with prejudice. The foregoing description of the RSA does not purport to be complete and is qualified in its entirety by reference to the RSA, filed as an exhibit to this Quarterly Report on Form 10-Q.

Purchase and Sale Agreement

On March 12, 2026, DISH Network and certain of its subsidiaries entered into a purchase and sale agreement with DISH DBS, pursuant to which DISH DBS purchased all of the equity of an affiliate and related assets. The transactions also included the transfer of approximately $6 billion of third-party liabilities and related litigation claims. These liabilities and related litigation claims have limited recourse solely to the purchased affiliate.

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $1.516 billion as of March 31, 2026 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of March 31, 2026, we have $2.0 billion of 7 3/4% Senior Notes due July 1, 2026, $1.377 billion of 5 1/4% Senior Secured Notes and 6 5/8% Senior Notes due August 1, 2026, and $2.750 billion of 5 1/4% Senior Secured Notes due December 1, 2026. In addition, the re-auction of certain AWS-3 licenses previously awarded to Northstar Wireless and SNR Wireless has been designated as Auction 113 and is scheduled to begin on June 2, 2026. We cannot predict with any degree of certainty the outcome of Auction 113, however, we may be required to make a maximum payment up to approximately $2.921 billion for the Northstar Re-Auction Payment and SNR Re-Auction Payment. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information.

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

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. Prior to November 15, 2025, we were operating primarily as an MVNO utilizing network services under the MNSA and the NSA and secondarily as an MNO. In light of the AT&T Transactions, we transitioned to a hybrid MNO business model under which we continue to operate our 5G Network core and utilize AT&T’s network services (“Hybrid MNO”) and secondarily as an MVNO utilizing network services under the MNSA and the NSA. We migrated all customer traffic from our 5G Network, defined below, to AT&T’s network as we transitioned to a Hybrid MNO, which we completed as of November 15, 2025.

Our Broadband and Satellite Services segment offers broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We have leveraged our satellite fleet to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our Other segment primarily consists of our legacy cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in Note 10 “Recent Developments – FCC Review” in the Notes to our Condensed Consolidated Financial Statements, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we have no customer traffic on our 5G Network.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information. Also see Note 10 “Recent Developments – FCC Review” in the Notes to our Condensed Consolidated Financial Statements for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.

Economic Environment

During 2025 and the first three months of 2026, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” principally includes Pay-TV programming expenses and other operating costs related to our Pay-TV segment, costs of Wireless services (including costs incurred under the MNSA and NSA and direct costs to operate our 5G Network core as part of our Hybrid MNO), costs of broadband services, maintenance and other contracted services, and costs associated with satellite and transponder leases and services. Beginning on January 1, 2024, “Cost of services” includes certain direct costs related to our 5G Network deployment, including lease expense on communication towers and other costs as a significant portion of our 5G Network was placed into service. Beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of services” excludes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs, which are now included in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Impairments and other. “Impairments and other” may include, among other things, non-cash impairment and other losses related to our prepaids, inventory, property and equipment, regulatory authorizations, operating lease assets, goodwill and other intangible assets, as well as estimated exit and disposal costs and any gains or losses on the settlement of estimated exit and disposal costs.

Interest income. “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, and other investments, including premium amortization and discount accretion on debt securities.

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

Operating income before depreciation and amortization, and impairments and other (“Adjusted OIBDA”). Adjusted OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization,” and “Impairments and other.” This non-GAAP measure is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below.

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

Government subsidized wireless subscribers and other wireless subscribers (“Government subsidized subscribers”). Our Government subsidized subscribers have different subscriber economics than our core Wireless subscribers, including a significantly higher churn rate and lower subscriber acquisition costs. Therefore, our Government subsidized subscriber additions are recorded net of disconnects. Our Government subsidized subscriber count includes Wireless subscribers that participate or participated in government subsidized programs, including the Lifeline program, and other subscribers acquired under the Gen Mobile brand. The Lifeline Program is a federal program offering broadband services discounts to help low-income individuals that meet certain eligibility criteria. Certain states also offer a separate Lifeline program.

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

Free cash flow. We define free cash flow as “Net cash flows from operating activities” less: (i) “Purchases of property and equipment” and (ii) “Capitalized interest related to regulatory authorizations,” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other.

Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.

	For the Three Months Ended
	March 31,		Variance
	2026	2025	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,294,264	$2,538,727	$(244,463)	(9.6)
Wireless	962,491	969,668	(7,177)	(0.7)
Broadband and Satellite Services	329,656	370,658	(41,002)	(11.1)
Other	90,983	62,297	28,686	46.0
Eliminations	(9,905)	(71,592)	61,687	86.2
Total revenue	$3,667,489	$3,869,758	$(202,269)	(5.2)

Operating income (loss):
Pay-TV	$471,567	$653,430	$(181,863)	(27.8)
Wireless	(35,782)	(93,894)	58,112	61.9
Broadband and Satellite Services	44,184	(19,195)	63,379	*
Other	(87,295)	(628,410)	541,115	86.1
Eliminations	173	(63)	236	*
Total operating income (loss)	$392,847	$(88,132)	$480,979	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.667 billion for the three months ended March 31, 2026, a decrease of $202 million or 5.2% compared to the same period in 2025. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and to a lesser extent our Broadband and Satellite Services and Wireless segments, partially offset by the increase in revenue from our Other segment.

Total operating income (loss). Our consolidated operating income totaled $393 million for the three months ended March 31, 2026, compared to a loss of $88 million for the same period in 2025. This change primarily resulted from a decrease in operating loss from our Other segment and to a lesser extent our Wireless segment and a net increase in operating income from our Broadband and Satellite Services segment, partially offset by a decrease in operating income from our Pay-TV segment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of March 31, 2026, we had 6.632 million Pay-TV subscribers in the United States, including 4.845 million DISH TV subscribers and 1.787 million SLING TV subscribers.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,261,698	$2,524,352	$(262,654)	(10.4)
Equipment sales and other revenue	32,566	14,375	18,191	*
Total revenue	2,294,264	2,538,727	(244,463)	(9.6)

Costs and Expenses:
Cost of services	1,415,700	1,556,636	(140,936)	(9.1)
% of Service revenue	62.6%	61.7%
Cost of sales - equipment and other	32,101	9,672	22,429	*
Selling, general and administrative expenses	319,030	242,546	76,484	31.5
% of Total revenue	13.9%	9.6%
Depreciation and amortization	55,866	76,443	(20,577)	(26.9)
Total costs and expenses	1,822,697	1,885,297	(62,600)	(3.3)

Operating income (loss)	$471,567	$653,430	$(181,863)	(27.8)

Other data:
Pay-TV subscribers, as of period end (in millions)	6.632	7.397	(0.765)	(10.3)
DISH TV subscribers, as of period end (in millions)	4.845	5.503	(0.658)	(12.0)
SLING TV subscribers, as of period end (in millions)	1.787	1.894	(0.107)	(5.6)
Pay-TV subscriber additions (losses), net (in millions)	(0.366)	(0.381)	0.015	3.9
DISH TV subscriber additions (losses), net (in millions)	(0.177)	(0.183)	0.006	3.3
SLING TV subscriber additions (losses), net (in millions)	(0.189)	(0.198)	0.009	4.5
Pay-TV ARPU	$110.19	$110.64	$(0.45)	(0.4)
DISH TV subscriber additions, gross (in millions)	0.032	0.046	(0.014)	(30.4)
DISH TV churn rate	1.41%	1.36%	0.05%	3.7
DISH TV SAC	$1,240	$1,149	$91	7.9
Purchases of property and equipment (1)	$88,128	$62,388	$25,740	41.3
OIBDA	$527,433	$729,873	$(202,440)	(27.7)
*	Percentage is not meaningful.

(1) Purchases of property and equipment includes satellite purchases during the three months ended March 31, 2026 and 2025 of $59 million and $25 million, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 177,000 net DISH TV subscribers during the three months ended March 31, 2026 compared to the loss of approximately 183,000 net DISH TV subscribers during the same period in 2025. This decrease in net DISH TV subscriber losses primarily resulted from a lower average subscriber base, partially offset by a higher DISH TV churn rate as well as lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 189,000 net SLING TV subscribers during the three months ended March 31, 2026 compared to the loss of approximately 198,000 net SLING TV subscribers during the same period in 2025. This decrease in net SLING TV subscriber losses was primarily related to higher SLING TV subscriber activations, partially offset by higher SLING TV subscriber disconnects in 2026. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis. For example, in August 2025, ESPN Unlimited and FOX One sports packages were launched.

DISH TV subscribers, gross. During the three months ended March 31, 2026, we activated approximately 32,000 gross new DISH TV subscribers compared to approximately 46,000 gross new DISH TV subscribers during the same period in 2025, a decrease of 30.4%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2026 was 1.41% compared to 1.36% for the same period in 2025. Our DISH TV churn rate for the three months ended March 31, 2026 was negatively impacted by programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. Our DISH TV churn rates for the three months ended March 31, 2026 and 2025 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.262 billion for the three months ended March 31, 2026, a decrease of $263 million or 10.4% compared to the same period in 2025. The decrease in “Service revenue” compared to the same period in 2025 was primarily related to lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $110.19 during the three months ended March 31, 2026 versus $110.64 during the same period in 2025. The $0.45 or 0.4% decrease in Pay-TV ARPU was primarily attributable to a shift in SLING TV subscriber services mix to lower priced programming services, partially offset by the DISH TV programming price increase effective in September 2025.

Cost of services. “Cost of services” totaled $1.416 billion during the three months ended March 31, 2026, a decrease of $141 million or 9.1% compared to the same period in 2025. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2026 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 62.6% and 61.7% of “Service revenue” during the three months ended March 31, 2026 and 2025, respectively. This increase primarily related to higher programming costs per subscriber.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $319 million during the three months ended March 31, 2026, a $76 million or 31.5% increase compared to the same period in 2025. This change was primarily related to an increase in legal fees, mainly due to RSA Settlement costs of $75 million, partially offset by a decrease in subscriber acquisition costs resulting from lower gross new DISH TV subscriber activations. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled $56 million during the three months ended March 31, 2026, a $21 million or 26.9% decrease compared to the same period in 2025. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and our EchoStar XIV and EchoStar XV satellites which became fully depreciated in May 2025 and July 2025, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC. DISH TV SAC was $1,240 during the three months ended March 31, 2026 compared to $1,149 during the same period in 2025, an increase of $91 or 7.9%. This change was primarily attributable to higher commission costs per subscriber due to our emphasis on acquiring higher quality subscribers and higher installation and equipment costs per subscriber resulting from an increase in the average number of receivers installed per household. These increases were partially offset by a decrease in advertising costs per subscriber.

During the three months ended March 31, 2026 and 2025, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $6 million and $7 million, respectively.

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

Our Wireless segment provides Wireless communication services and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of March 31, 2026, we had 7.527 million Wireless subscribers.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$868,183	$809,607	$58,576	7.2
Equipment sales and other revenue	94,308	160,061	(65,753)	(41.1)
Total revenue	962,491	969,668	(7,177)	(0.7)

Costs and Expenses:
Cost of services	480,201	465,462	14,739	3.2
% of Service revenue	55.3%	57.5%
Cost of sales - equipment and other	251,147	349,218	(98,071)	(28.1)
Selling, general and administrative expenses	217,426	228,695	(11,269)	(4.9)
% of Total revenue	22.6%	23.6%
Depreciation and amortization	49,499	20,187	29,312	*
Total costs and expenses	998,273	1,063,562	(65,289)	(6.1)

Operating income (loss)	$(35,782)	$(93,894)	$58,112	61.9

Other data:
Wireless subscribers, as of period end (in millions)	7.527	7.145	0.382	5.3
Wireless subscriber additions, gross (in millions)	0.616	0.657	(0.041)	(6.2)
Wireless subscriber additions (losses), net (in millions) **	0.016	0.150	(0.134)	(89.3)
Wireless ARPU	$38.59	$37.89	$0.70	1.8
Wireless churn rate	2.77%	2.83%	(0.06)%	(2.1)
Purchases of property and equipment	$28,833	$—	$28,833	*
OIBDA	$13,717	$(73,707)	$87,424	*
*	Percentage is not meaningful.
**	Includes Government subsidized subscribers.

Wireless subscribers. We added approximately 16,000 net Wireless subscribers during the three months ended March 31, 2026 compared to the addition of approximately 150,000 net Wireless subscribers during the same period in 2025. The decrease in net Wireless subscriber additions primarily resulted from lower net Government subsidized subscriber activations and lower gross new Wireless subscriber activations, partially offset by a lower Wireless churn rate compared to the same period in 2025.

Wireless subscribers, gross. During the three months ended March 31, 2026, we activated approximately 616,000 gross new Wireless subscribers compared to approximately 657,000 gross new Wireless subscribers during the same period in 2025, a decrease of 6.2%. This decrease in gross new Wireless subscribers primarily resulted from lower marketing expenditures and our focus on profitable growth under our new variable cost structure due to our transition to a Hybrid MNO. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended March 31, 2026 was 2.77% compared to 2.83% for the same period in 2025. Our Wireless churn rates for the three months ended March 31, 2026 and 2025 were positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $868 million for the three months ended March 31, 2026, an increase of $59 million or 7.2% compared to the same period in 2025. The increase in “Service revenue” compared to the same period in 2025 was primarily related to a higher average Wireless subscriber base and an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $38.59 during the three months ended March 31, 2026 versus $37.89 during the same period in 2025. The $0.70 or 1.8% increase in Wireless ARPU was primarily attributable to, among other things, increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $94 million for the three months ended March 31, 2026, a decrease of $66 million or 41.1% compared to the same period in 2025. The decrease in “Equipment sales and other revenue” compared to the same period in 2025 was primarily related to a decrease in units shipped and an increase in sales of wireless devices with lower revenue per unit.

Cost of services. “Cost of services” totaled $480 million for the three months ended March 31, 2026, an increase of $15 million or 3.2% compared to the same period in 2025. The increase in “Cost of services” compared to the same period in 2025 was primarily attributable to a higher average Wireless subscriber base and higher monthly dealer incentive costs due to our emphasis on acquiring and retaining higher quality, long-term subscribers. These increases were partially offset by lower network services costs per subscriber as we transition to our Hybrid MNO.

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

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $251 million for the three months ended March 31, 2026, a decrease of $98 million or 28.1% compared to the same period in 2025. The decrease in “Cost of sales – equipment and other” compared to the same period in 2025 primarily resulted from a decrease in units shipped and an increase in sales of wireless devices with lower cost per unit, partially offset by lower vendor rebates.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $217 million during the three months ended March 31, 2026, an $11 million decrease compared to the same period in 2025. This change primarily resulted from a decrease in subscriber acquisition costs resulting from lower gross new Wireless subscriber activations, including lower marketing expenditures, partially offset by an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $49 million during the three months ended March 31, 2026, a $29 million increase compared to the same period in 2025. This change was primarily driven by depreciation and amortization expense related to our Hybrid MNO for the three months ended March 31, 2026.

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

We offer broadband satellite technologies and broadband internet products and services to consumer customers, which include home and small to medium-sized businesses. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We have leveraged our satellite fleet to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

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

Backlog

As of March 31, 2026, our Broadband and Satellite Services segment had approximately $1.4 billion of contracted revenue backlog. We define the Broadband and Satellite Services segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat and SpaceX, as well as Amazon Leo when launched. Both ViaSat and SpaceX have also entered the South American consumer market and additionally SpaceX has entered the Central American consumer market. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$248,659	$276,944	$(28,285)	(10.2)
Equipment sales and other revenue	80,997	93,714	(12,717)	(13.6)
Total revenue	329,656	370,658	(41,002)	(11.1)

Costs and Expenses:
Cost of services	102,352	113,125	(10,773)	(9.5)
% of Service revenue	41.2%	40.8%
Cost of sales - equipment and other	70,890	81,734	(10,844)	(13.3)
% of Equipment sales and other revenue	87.5%	87.2%
Selling, general and administrative expenses	62,290	90,096	(27,806)	(30.9)
% of Total revenue	18.9%	24.3%
Depreciation and amortization	49,940	104,898	(54,958)	(52.4)
Total costs and expenses	285,472	389,853	(104,381)	(26.8)

Operating income (loss)	$44,184	$(19,195)	$63,379	*

Other data:
Broadband subscribers, as of period end (in millions)	0.681	0.853	(0.172)	(20.2)
Broadband subscriber additions (losses), net (in millions)	(0.058)	(0.030)	(0.028)	(93.3)
Purchases of property and equipment (1)	$11,610	$32,103	$(20,493)	(63.8)
OIBDA	$94,124	$85,703	$8,421	9.8

*	Percentage is not meaningful.

(1) Purchases of property and equipment includes satellite purchases during the three months ended March 31, 2026 and 2025 of zero and $1 million, respectively.

Broadband subscribers. We lost approximately 58,000 net Broadband subscribers during the three months ended March 31, 2026 compared to the loss of approximately 30,000 net Broadband subscribers during the same period in 2025. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $249 million for the three months ended March 31, 2026, a decrease of $28 million, or 10.2%, as compared to 2025. The decrease was primarily attributable to lower sales of broadband services to our North American consumer customers, partially offset by higher sales of broadband services to our North American enterprise customers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $81 million for the three months ended March 31, 2026, a decrease of $13 million, or 13.6%, as compared to 2025. The decrease was primarily attributable to lower hardware sales to our international enterprise customers.

Cost of services. “Cost of services” totaled $102 million for the three months ended March 31, 2026, a decrease of $11 million, or 9.5%, as compared to 2025. The decrease was primarily attributable to lower costs of broadband services to our North American consumer and international enterprise customers, partially offset by higher costs of broadband services to our North American enterprise customers. Our “Cost of services” represented 41.2% and 40.8% of “Service revenue” during the three months ended March 31, 2026 and 2025, respectively.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $71 million for the three months ended March 31, 2026, a decrease of $11 million, or 13.3%, as compared to 2025. The decrease was primarily attributable to lower costs of equipment to international enterprise customers. Our “Cost of sales – equipment and other” represented 87.5% and 87.2% of “Equipment sales and other revenue” during the three months ended March 31, 2026 and 2025, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $62 million for the three months ended March 31, 2026, a decrease of $28 million, or 30.9%, as compared to 2025. The decrease was primarily attributable to lower marketing expenditures and lower costs to support the Broadband and Satellite Services segment due to cost reduction measures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $50 million for the three months ended March 31, 2026, a decrease of $55 million, or 52.4%, as compared to 2025. This change was primarily driven by a decrease in depreciation expense for the assets impaired during the fourth quarter of 2025.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other Segment

Our Other segment primarily consists of our legacy 5G Network and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in Note 10 “Recent Developments – FCC Review” in the Notes to our Condensed Consolidated Financial Statements, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we have no customer traffic on our 5G Network.

We have invested a total of over $30 billion in wireless spectrum licenses. The $30 billion of investments related to wireless spectrum licenses does not include $10 billion of capitalized interest related to the carrying value of such licenses. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information. A significant number of these licenses are included in the AT&T Transactions and SpaceX Transactions as detailed in “Recent Developments” in Note 1 in the Notes to our Condensed Consolidated Financial Statements

Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026.

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information. Also see Note 10 “Recent Developments – FCC Review” in the Notes to our Condensed Consolidated Financial Statements for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Other Segment

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	90,983	62,297	28,686	46.0
Total revenue	90,983	62,297	28,686	46.0

Costs and Expenses:
Cost of services	—	343,080	(343,080)	*
Cost of sales - equipment and other	183,132	—	183,132	*
Selling, general and administrative expenses	50,000	43,698	6,302	14.4
Depreciation and amortization	11,305	303,929	(292,624)	(96.3)
Impairments and other	(66,159)	—	(66,159)	*
Total costs and expenses	178,278	690,707	(512,429)	(74.2)

Operating income (loss)	$(87,295)	$(628,410)	$541,115	86.1

Other data:
Purchases of property and equipment	$4,864	$163,936	$(159,072)	(97.0)
OIBDA	$(75,990)	$(324,481)	$248,491	76.6
*	Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $91 million for the three months ended March 31, 2026, an increase of $29 million or 46.0% compared to the same period in 2025. The increase in “Equipment sales and other revenue” compared to the same period in 2025 was primarily related to leased spectrum revenue, partially offset by lower intercompany MNO revenue.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $183 million for the three months ended March 31, 2026, a decrease of $160 million compared to the same period in 2025. Beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of services” excludes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs, which are now included in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $50 million for the three months ended March 31, 2026, an increase of $6 million, or 14.4%, as compared to 2025. This change was primarily related to an increase in legal fees, mainly due to RSA Settlement costs of $50 million. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled $11 million during the three months ended March 31, 2026, a $293 million or 96.3% decrease compared to the same period in 2025. This change was primarily driven by no depreciation expense for the 5G Network assets impaired during the third quarter of 2025.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business and in September 2025 we recorded a non-cash impairment for certain 5G Network assets. As a result, we no longer have depreciation expense related to these 5G Network assets effective September 2025.

Impairments and other. “Impairments and other” totaled $66 million during the three months ended March 31, 2026. This amount primarily related to gains on the settlement of our estimated exit, disposal and other costs related to the termination of our 5G Network deployment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Operating income (loss)	$392,847	$(88,132)	$480,979	*

Other Income (Expense):
Interest income	29,409	65,529	(36,120)	(55.1)
Interest expense, net of amounts capitalized	(592,660)	(286,055)	(306,605)	*
Other, net	2,184	41,390	(39,206)	(94.7)
Total other income (expense)	(561,067)	(179,136)	(381,931)	*

Income (loss) before income taxes	(168,220)	(267,268)	99,048	37.1
Income tax (provision) benefit, net	20,920	63,987	(43,067)	(67.3)
Effective tax rate	12.4%	23.9%
Net income (loss)	(147,300)	(203,281)	55,981	27.5
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(415)	(612)	197	32.2
Net income (loss) attributable to EchoStar	$(146,885)	$(202,669)	$55,784	27.5

*Percentage is not meaningful.

Interest income. “Interest income” totaled $29 million during the three months ended March 31, 2026, a decrease of $36 million compared to the same period in 2025. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the three months ended March 31, 2026.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $593 million during the three months ended March 31, 2026, an increase of $307 million compared to the same period in 2025. The three months ended March 31, 2026 was negatively impacted by a $308 million decrease in capitalized interest compared to the same period in 2025 due to fewer activities that qualify for capitalization. As a result of the termination of the deployment of our 5G Network, we no longer have 5G Network activities that qualify for capitalization and as such ceased capitalizing interest on the 5G Network qualifying assets at the end of August 2025. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $2 million during the three months ended March 31, 2026, a decrease of $39 million compared to the same period in 2025. The three months ended March 31, 2025 was positively impacted by $24 million in net gains on marketable and non-marketable investment securities and $11 million of early debt extinguishment gains from the repurchases of our senior secured notes. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $21 million during the three months ended March 31, 2026, a decrease of $43 million compared to the same period in 2025. The change was primarily related to a decrease in loss before income taxes and the change in our effective tax rate during the three months ended March 31, 2026. Our effective tax rate during the three months ended March 31, 2026 was impacted by state valuation allowances.

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

For the Three Months Ended March 31, 2026	Pay-TV	Wireless	Broadband and Satellite Services	Other	Eliminations	Consolidated Total

	(In thousands)
Segment operating income (loss)	$471,567	$(35,782)	$44,184	$(87,295)	$173	$392,847
Depreciation and amortization	55,866	49,499	49,940	11,305	(9)	166,601
OIBDA	527,433	13,717	94,124	(75,990)	164	559,448
Impairments and other	—	—	—	(66,159)	—	(66,159)
Adjusted OIBDA	$527,433	$13,717	$94,124	$(142,149)	$164	$493,289

For the Three Months Ended March 31, 2025
Segment operating income (loss)	$653,430	$(93,894)	$(19,195)	$(628,410)	$(63)	$(88,132)
Depreciation and amortization	76,443	20,187	104,898	303,929	(17,124)	488,333
OIBDA	729,873	(73,707)	85,703	(324,481)	(17,187)	400,201
Impairments and other	—	—	—	—	—	—
Adjusted OIBDA	$729,873	$(73,707)	$85,703	$(324,481)	$(17,187)	$400,201

The changes in OIBDA and Adjusted OIBDA during the three months ended March 31, 2026, compared to the same period in 2025, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

As a result of the RSA in the first quarter of 2026, the combined obligor group of the EchoStar Notes includes certain amounts previously not included.

The summarized balance sheet information for the combined obligor group of the EchoStar Notes is presented in the table below.

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Current assets	$1,679,258	$2,913,656
Noncurrent assets	12,363,865	12,386,980
Current liabilities	679,954	380,977
Noncurrent liabilities	9,656,478	9,382,826
Due from non-guarantors	1,639,897	1,378,026

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The summarized results of operations information for the combined obligor group of the EchoStar Notes is presented in the table below.

For the Three Months Ended
March 31, 2026
(In thousands)
Total revenues	$164
Operating income (loss)	(52,117)
Net income (loss)	(195,828)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Current Restricted Cash and Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our current restricted cash and cash equivalents and marketable investment securities. As of March 31, 2026, our cash, cash equivalents, current restricted cash and cash equivalents, and current marketable investment securities totaled $1.516 billion compared to $3.160 billion as of December 31, 2025, a decrease of $1.644 billion. This decrease in cash, cash equivalents, current restricted cash and cash equivalents and current marketable investment securities primarily resulted from the redemption of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 of $1.787 billion and capital expenditures of $133 million (including capitalized interest related to regulatory authorizations), partially offset by cash generated from operating activities of $238 million.

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2026.

Cash flows from operating activities

For the three  months ended March 31, 2026, we reported inflows from “Net cash flows from operating activities” of $238 million was attributable to $62 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Impairments and other,” “Realized and unrealized losses (gains) and impairments on investments and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes, cash interest payments and other working capital changes.

Cash flows from investing activities

For the three months ended March 31, 2026, we reported inflows from “Net cash flows from investing activities” of $849 million primarily related to $944 million in net sales of marketable investment securities, partially offset by capital expenditures of $133 million (including capitalized interest related to regulatory authorizations).

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash flows from financing activities

For the three months ended March 31, 2026, we reported outflows from “Net cash flows from financing activities” of $1.783 billion primarily related to the redemption of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 of $1.787 billion.

Free Cash Flow

We define free cash flow as “Net cash flows from operating activities” less: (i) “Purchases of property and equipment” and (ii) “Capitalized interest related to regulatory authorizations,” as shown on our Condensed Consolidated Statements of Cash Flows. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments (including strategic investments), fund acquisitions and for certain other activities. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income (loss),” “Net income (loss),” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities.”

Free cash flow can be significantly impacted from period to period by changes in “Net income (loss)” adjusted to exclude certain non-cash charges, operating assets and liabilities, “Purchases of property and equipment” and “Capitalized interest related to regulatory authorizations.” These items are shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections on our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber additions (losses), service revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs for DISH TV subscribers, operating efficiencies, increases or decreases in purchases of property and equipment, expenditures related to our Hybrid MNO network, cash interest payments and other factors and historical expenditures for our 5G Network.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Net cash flows from operating activities	$238,284	$206,755
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	(133,435)	(378,484)
Free cash flow	$104,849	$(171,729)

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

Finally, our future cash flow is impacted by, among other things, the rate at which we incur litigation expense, make cash interest payments, participate in FCC wireless spectrum auctions, settle contractual obligations and any cash flow from financing activities. We expect our capital expenditures (including capitalized interest) to continue to decrease during 2026. As a result, our historical cash flow is not necessarily indicative of our future cash flows. In addition, declines in our subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines for some if not all of our segments will not continue.

Beginning on October 1, 2025, and ending at the close of business on June 30, 2026, our 3 7/8% Convertible Secured Notes due 2030 are convertible, at the option of the holders. These notes are convertible, at our election, into cash, a total of approximately 58 million shares of our Class A common stock, or a combination thereof. These notes may continue to be convertible in future periods and determination of convertibility is calculated quarterly based on, among other things, the trading price of our Class A common stock. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

EchoStar Corporation

The indentures related to our outstanding EchoStar senior secured notes and convertible senior secured notes contain restrictive covenants that impose limitations on our and certain of our subsidiaries’ ability to, among other things,: (i) incur or guarantee additional indebtedness; (ii) make certain investments and other restricted payments; (iii) create liens; (iv) enter into certain transactions with affiliates; (v) merge or consolidate with another company; (vi) transfer or sell assets; (vii) allow to exist certain restrictions on paying dividends or other payments; and (viii) guarantor engagement in new activities. Should we fail to comply with these covenants, all or a portion of the debt under the senior secured notes could become immediately payable. The senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. In addition, the convertible senior secured notes provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their convertible notes. As of the date of filing of this Quarterly Report on Form 10-Q, we were in compliance with the covenants and restrictions related to our respective long-term debt.

DISH Network and DISH DBS Corporation

The indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that impose limitations on the ability of DISH DBS and its restricted subsidiaries to, among other things,: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. The indentures related to our outstanding DISH Network and DISH DBS senior secured notes contain restrictive covenants that, among other things, impose limitations on our ability and certain of our subsidiaries to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments of spectrum collateral; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.

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

Hughes Satellite Systems Corporation

The indentures related to our outstanding senior notes issued by Hughes Satellite Systems Corporation (“HSSC”) contain restrictive covenants that impose limitations on the ability of HSSC and its restricted subsidiaries to, among other things,: (i) incur additional indebtedness; (ii) pay dividends or make distributions on HSSC’s capital stock or repurchase HSSC’s capital stock; (iii) allow to exist certain restrictions on such subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. As of the date of filing of this Quarterly Report on Form 10-Q, we and HSSC were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Debt Issuances and Maturities

Maturities

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

Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. During the three months ended March 31, 2026, we repaid approximately $202 million of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. On March 16, 2026, we prepaid without penalty, the remaining balance of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 totaling approximately $1.6 billion.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2026. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock Repurchase Program

The following table provides information regarding repurchases of our Class A common stock from January 1, 2026 through March 31, 2026:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
January 1, 2026 - January 31, 2026	—	$—	—	$951,488
February 1, 2026 - February 25, 2026	—	$—	—	$951,488
February 26, 2026 - February 28, 2026	—	$—	—	$2,000,000
March 1, 2026 - March 31, 2026	—	$—	—	$2,000,000
Total	—	$—	—	$2,000,000
(1)	Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2026. On February 26, 2026, our Board of Directors extended the plan such that we are currently authorized to repurchase up to $2.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2026. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5. OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:

On March 5, 2026, Dean A. Manson, Chief Legal Officer and Secretary adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the potential sale of up to 53,700 shares (including certain options that expire on April 1, 2034) of our Class A common stock, subject to certain conditions. The arrangement's expiration date is March 5, 2027.

On March 6, 2026, Hamid Akhavan, Chief Executive Officer, EchoStar Capital, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the potential sale of up to 142,917 shares (including certain options that expire on April 1, 2034) of our Class A common stock, subject to certain conditions. The arrangement's expiration date is June 12, 2026.

Item 6. EXHIBITS

Exhibits.

TEST

10.1*

Restructuring Support Agreement, dated March 19, 2026, among EchoStar, DISH Network, DISH DBS, certain DISH DBS subsidiaries and the Consenting Creditors (as defined therein) (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of EchoStar Corporation filed March 19, 2026).

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2026 filed on May 8, 2026 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: May 8, 2026