Form 10-Q
period 2026-06-30
EchoStar CORP
filed 2026-08-03
CIK 1415404

=mj

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026.

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	ECHO	The Nasdaq Stock Market L.L.C.

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

As of July 21, 2026, the registrant’s outstanding common stock consisted of 159,142,240 shares of Class A common stock and 131,348,468 shares of Class B common stock.

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

In light of the Prepackaged Chapter 11 Plan involving the DISH DBS Filing Entities and the DISH Wireless Filing Entities (each as hereafter defined), a portion of our business has been deconsolidated for financial reporting purposes. The business description and risk factors below remain accurate as a description of our business and risk profile, but should be read together with the effects, and potential effects, of that deconsolidation and the related bankruptcy proceedings. See Note 3 for further information.

SUMMARY OF RISK FACTORS

Risks Relating to Bankruptcy

●	We are subject to risks and uncertainties associated with the Chapter 11 bankruptcy proceedings of certain of our subsidiaries.

Risks Relating to Pending Transactions

●	The timing and closing of the SpaceX Transactions are not certain, and are subject to certain conditions, some of which we cannot control, which could result in the SpaceX Transactions not being completed or being completed later than we expect, which could have a material adverse impact on our expected leverage and available cash-on-hand, as well as costs and revenues, or otherwise reduce the anticipated benefits of the SpaceX Transactions.

Risks Related to Our Potential Investment in SpaceX

●	Investor expectations regarding our potential investment in SpaceX may be currently influencing our stock price, and, if so, any adverse developments relating to SpaceX, changes in market perception of SpaceX or failure to complete the SpaceX Transaction could materially and negatively impact the market price of our Class A common stock.

i

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

●	We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could, among other things, increase our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	Certain of our subsidiaries currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund their obligations over the next twelve months, which raises substantial doubt about certain of our subsidiaries ability to continue as a going concern.
●	We have substantial debt outstanding and may incur additional debt, and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	We may need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	We are controlled by one principal stockholder who is our Chairman, President and Chief Executive Officer.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

Item 1. FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$439,988	$1,883,074
Current restricted cash, cash equivalents and marketable investment securities (Note 6)	1,055,678	175,838
Marketable investment securities	56,205	1,100,891
Trade accounts receivable, net of allowance for credit losses of $167,370 and $79,590, respectively	905,613	1,273,849
Inventory	322,390	380,647
Prepaids and other assets	229,671	284,194
Regulatory authorizations held for sale, net (Note 11)	16,822,253	—
Other current assets	21,926	34,678
Total current assets	19,853,724	5,133,171

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	55,081	176,203
Property and equipment, net	1,760,321	2,243,515
Regulatory authorizations, including restricted, net (Note 11)	17,116,754	34,548,952
Other investments, net	212,562	194,046
Operating lease assets	66,696	214,549
Intangible assets, net	49,124	54,413
Other noncurrent assets, net	311,136	451,506
Total noncurrent assets	19,571,674	37,883,184
Total assets	$39,425,398	$43,016,355

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$251,882	$541,706
Deferred revenue and other	221,389	639,173
Accrued programming	—	1,224,222
Accrued interest	170,350	309,462
Other accrued expenses and liabilities	1,727,475	2,327,587
Current portion of debt, finance lease and other obligations (Note 10)	1,446,316	7,321,269
Total current liabilities	3,817,412	12,363,419

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 10)	15,985,387	18,658,602
Deferred tax liabilities, net	3,406,850	598,590
Operating lease liabilities	120,325	4,137,269
Long-term deferred revenue and other long-term liabilities	1,894,020	1,446,477
Total long-term obligations, net of current portion	21,406,582	24,840,938
Total liabilities	25,223,994	37,204,357

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 160,892,524 and 159,266,457 shares issued, 159,103,504 and 157,477,437 shares outstanding, respectively	161	159
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,949,104	8,875,937
Accumulated other comprehensive income (loss)	(182,530)	(183,188)
Accumulated earnings (deficit)	5,436,744	(2,878,743)
Treasury stock, at cost, 1,789,020 shares	(48,512)	(48,512)
Total EchoStar stockholders’ equity (deficit)	14,155,098	5,765,784
Noncontrolling interests	46,306	46,214
Total stockholders’ equity (deficit)	14,201,404	5,811,998
Total liabilities and stockholders’ equity (deficit)	$39,425,398	$43,016,355

Note: The June 30, 2026 changes primarily resulted from the Deconsolidated Subsidiaries, unless noted otherwise. See Note 3 for further information on the Deconsolidated Subsidiaries.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$3,301,538	$3,540,107	$6,677,078	$7,146,263
Equipment sales and other revenue	274,626	184,852	566,575	448,454
Total revenue	3,576,164	3,724,959	7,243,653	7,594,717

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	1,928,151	2,461,631	3,926,419	4,893,829
Cost of sales - equipment and other	418,970	354,187	955,877	793,695
Selling, general and administrative expenses	547,848	629,494	1,186,873	1,227,345
Depreciation and amortization	170,543	493,055	337,144	981,388
Impairments and other	(2,286)	—	(68,445)	—
Total costs and expenses	3,063,226	3,938,367	6,337,868	7,896,257

Operating income (loss)	512,938	(213,408)	905,785	(301,540)

Other Income (Expense):
Interest income	40,912	65,369	70,321	130,898
Interest expense, net of amounts capitalized (Note 2)	(509,146)	(279,232)	(1,101,806)	(565,287)
Deconsolidation gain (Note 3)	9,728,958	—	9,728,958	—
Other, net (Note 6)	16,452	35,137	18,636	76,527
Total other income (expense)	9,277,176	(178,726)	8,716,109	(357,862)

Income (loss) before income taxes	9,790,114	(392,134)	9,621,894	(659,402)
Income tax (provision) benefit, net	(1,327,569)	85,290	(1,306,649)	149,277
Net income (loss)	8,462,545	(306,844)	8,315,245	(510,125)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	173	(712)	(242)	(1,324)
Net income (loss) attributable to EchoStar	$8,462,372	$(306,132)	$8,315,487	$(508,801)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	290,141	287,505	289,581	287,012
Diluted	351,622	287,505	351,432	287,012

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$29.17	$(1.06)	$28.72	$(1.77)
Diluted net income (loss) per share attributable to EchoStar	$24.12	$(1.06)	$23.76	$(1.77)

Comprehensive Income (Loss):
Net income (loss)	$8,462,545	$(306,844)	$8,315,245	$(510,125)
Other comprehensive income (loss):
Foreign currency translation adjustments	(883)	6,221	2,003	15,485
Unrealized holding gains (losses) on available-for-sale debt securities	(32)	(236)	(1,286)	(1,282)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(33)	(129)	223	1,128
Deferred income tax (expense) benefit, net	244	(15)	52	158
Total other comprehensive income (loss), net of tax	(704)	5,841	992	15,489
Comprehensive income (loss)	8,461,841	(301,003)	8,316,237	(494,636)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	213	445	92	1,635
Comprehensive income (loss) attributable to EchoStar	$8,461,628	$(301,448)	$8,316,145	$(496,271)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interests	Total
Balance, December 31, 2024	$286	$8,768,360	$(195,711)	$11,618,437	$—	$53,853	$20,245,225
Issuance of Class A common stock	—	2,534	—	—	—	—	2,534
Non-cash, stock-based compensation	—	7,609	—	—	—	—	7,609
Other comprehensive income (loss)	—	—	7,846	—	—	1,802	9,648
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(612)	(612)
Net income (loss) attributable to EchoStar	—	—	—	(202,669)	—	—	(202,669)
Other	—	955	—	—	—	—	955
Balance, March 31, 2025	$286	$8,779,458	$(187,865)	$11,415,768	$—	$55,043	$20,062,690
Issuance of Class A common stock	1	21,292	—	—	—	—	21,293
Non-cash, stock-based compensation	—	8,514	—	—	—	—	8,514
Other comprehensive income (loss)	—	—	4,684	—	—	1,157	5,841
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(712)	(712)
Net income (loss) attributable to EchoStar	—	—	—	(306,132)	—	—	(306,132)
Balance, June 30, 2025	$287	$8,809,264	$(183,181)	$11,109,636	$—	$55,488	$19,791,494

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interests	Total
Balance, December 31, 2025	$290	$8,875,937	$(183,188)	$(2,878,743)	$(48,512)	$46,214	$5,811,998
Issuance of Class A common stock	1	7,512	—	—	—	—	7,513
Non-cash, stock-based compensation	—	10,233	—	—	—	—	10,233
Other comprehensive income (loss)	—	—	1,402	—	—	294	1,696
Other	—	(6,737)	—	—	—	—	(6,737)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(415)	(415)
Net income (loss) attributable to EchoStar	—	—	—	(146,885)	—	—	(146,885)
Balance, March 31, 2026	$291	$8,886,945	$(181,786)	$(3,025,628)	$(48,512)	$46,093	$5,677,403
Issuance of Class A common stock	1	14,175	—	—	—	—	14,176
Non-cash, stock-based compensation	—	47,984	—	—	—	—	47,984
Other comprehensive income (loss)	—	—	(744)	—	—	40	(704)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	173	173
Net income (loss) attributable to EchoStar	—	—	—	8,462,372	—	—	8,462,372
Balance, June 30, 2026	$292	$8,949,104	$(182,530)	$5,436,744	$(48,512)	$46,306	$14,201,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$8,315,245	$(510,125)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	337,144	981,388
Impairments and other	(68,445)	—
Deconsolidation gain (Note 3)	(9,728,958)	—
Realized and unrealized losses (gains) and impairments on investments and other	(8,472)	(64,831)
Non-cash, stock-based compensation	23,363	16,123
Interest expense paid in kind on long-term debt	—	114,756
Deferred tax expense (benefit)	1,289,307	(174,719)
Changes in allowance for credit losses	(5,352)	15,603
Change in long-term deferred revenue and other long-term liabilities	(82,222)	420
Other, net	100,005	609
Changes in operating assets and operating liabilities, net	56,709	(164,957)
Net cash flows from operating activities	228,324	214,267

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(577,120)	(2,247,724)
Sales and maturities of marketable investment securities	1,571,636	1,526,245
Purchases of property and equipment (Note 8)	(225,734)	(551,600)
Capitalized interest related to regulatory authorizations (Note 2)	—	(573,785)
SpaceX Reimbursement of Cash Interim Debt Service Payments (Note 1)	413,663	—
Cash divested from the Deconsolidated Entities	(362,968)	—
Sale of Fiber business	—	47,207
Other, net	(7,743)	(64)
Net cash flows from investing activities	811,734	(1,799,721)

Cash Flows From Financing Activities:
Repayment of debt, finance lease and other obligations	(16,221)	(46,272)
Redemption and repurchases of debt (Note 10)	(1,787,082)	(456,049)
Proceeds from issuance of debt (Note 10)	—	150,000
Debt issuance costs and debt (discount) premium	—	(946)
Early debt redemption gains (losses)	—	11,465
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	21,689	6,994
Other, net	2,700	(31,189)
Net cash flows from financing activities	(1,778,914)	(365,997)

Effect of exchange rates on cash and cash equivalents	19	2,965

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(738,837)	(1,948,486)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	2,182,155	4,593,804
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$1,443,318	$2,645,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business Activities

Principal Business

EchoStar Corporation is a premier provider of technology, networking services, television entertainment and connectivity, offering consumer, enterprise, operator and government solutions worldwide under its EchoStar®, Boost Mobile®, Sling TV ®, DISH® TV, Hughes®, HughesNet®, HughesON™ and JUPITER™ brands. EchoStar Corporation is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. Its subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) and until June 30, 2026 operated four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. Substantially all of our Pay-TV segment and our Other segment were deconsolidated as of June 30, 2026. The financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026. See Note 3 for further information.

Recent Developments

AT&T License Purchase Agreement

On August 25, 2025, we and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”).

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, we have agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for proceeds of $20.250 billion in cash. The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between DISH DBS as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the DISH 2021 Intercompany Loan (the “DISH 2021 Intercompany Loan Payoff”). As of June 30, 2026, the DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to DISH DBS for the DISH 2021 Intercompany Loan 2028 Tranche and $4.767 billion due to us for the DISH 2021 Intercompany Loan 2026 Tranche. The DISH 2021 Intercompany Loan is secured by the 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 10 for definitions and further information.

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of June 30, 2026, the aggregate principal amount outstanding of our 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

AT&T Transactions Closing Updates

On May 12, 2026, the AT&T Transactions received regulatory approvals from both the Federal Communications Commission (“FCC”) and the United States Department of Justice (the “DOJ”). Upon receipt of the regulatory approvals, the 3.45 GHz and 600 MHz Licenses held in our Other segment were reclassified from noncurrent assets “Regulatory authorizations, including restricted, net” to current assets “Regulatory authorizations held for sale, net” on our Condensed Consolidated Balance Sheets as of June 30, 2026.

On July 28, 2026, we and AT&T completed the closing of the AT&T Transactions (the “AT&T Closing”), pursuant to which we sold all our 3.45 GHz and 600 MHz Licenses and entered into a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii. In connection with the AT&T Closing, we received proceeds of $20.250 billion in cash from AT&T and AT&T directly remitted $2.4 billion into the mandated Wireless Creditor Trust (as defined below). Concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. The DISH DBS Deconsolidated Subsidiaries used these proceeds to fully repay the aggregate principal balance of $2.0 billion for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026. The repayment in full for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026 and the discharge of the related Indenture obligations were authorized by the Bankruptcy Court presiding over the DISH DBS Filing Entities’ pending restructuring proceedings. In addition, the aggregate principal balance of $3.5 billion for the DISH Network 11 3/4% Senior Secured Notes due 2027 were redeemed in full. Furthermore, on July 28, 2026, we contributed our receivable for the DISH 2021 Intercompany Loan 2026 Tranche to DISH Network. As a result of this contribution, the $4.767 billion outstanding balance of the DISH 2021 Intercompany Loan 2026 Tranche including interest paid in kind was extinguished.

As a condition of the FCC’s regulatory approval of the AT&T Transactions, the FCC mandated the establishment of a trust fund in the amount of $2.4 billion (the “Wireless Creditor Trust”). The Wireless Creditor Trust is managed by a FCC approved third-party trustee and used to pay obligations to persons or entities that may obtain a final judgment, arbitration award or settlement for amounts due in connection with the construction, operation, maintenance, decommissioning and provisioning of goods or services related to communications sites and the communications network associated with the 3.45 GHz and 600 MHz Licenses being sold in the AT&T Transactions.

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

The transfer of the AWS-4 and H-Block Licenses consists of two steps: first, the AWS-4 and H-Block Licenses were transferred by us to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets will be transferred directly to SpaceX at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

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

The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share, prior to the stock split discussed below, (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of June 30, 2026, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses, and the Trust.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

As part of the Spectrum Transfer Closing, discussed below in “SpaceX Transactions Closing Updates,” in May 2026, SpaceX reimbursed us $414 million for cash interest payments we previously made on the Seller Notes (the “SpaceX Reimbursement of Cash Interim Debt Service Payments”). In addition, in June 2026, the Trust made interest payments on our behalf of $414 million on the Seller Notes (the “Interim Debt Service Payments by the Trust”). As of June 30, 2026, Interim Debt Service payments totaled approximately $828 million, which are recorded in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, which will be recognized as a gain upon the closing of the SpaceX Transactions.

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

Pursuant to the Amended and Restated SpaceX License Purchase Agreement, we and SpaceX have agreed to revise the terms of the previously announced transaction to include the transfer of up to an aggregate of 15 MHz of AWS spectrum in the frequency range of 1695–1710 MHz for each relevant license area (the “AWS-3 Licenses”) from us to SpaceX in exchange for additional consideration of $2.6 billion, all of which will be paid in SpaceX’s Class A Common Stock, valued at $212 per share, prior to the stock split discussed below. As a result of this change, the total consideration for the SpaceX Transactions has increased from $17 billion to approximately $20 billion, with up to $11 billion to be paid in SpaceX’s Class A Common Stock, valued at $212 per share, prior to the stock split discussed below, (the “Amended Equity Amount”).

Except as set forth above, the material terms of the Amended and Restated SpaceX License Purchase Agreement are substantially the same as the terms of the SpaceX License Purchase Agreement.

SpaceX Transactions Closing Updates

In May 2026, SpaceX issued a 5-for-1 stock split on SpaceX’s Class A Common Stock and as a result the Amended Equity Amount up to $11 billion to be paid in SpaceX’s Class A Common Stock is payable through the issuance of approximately 261.8 million shares of SpaceX’s Class A common stock at a fixed value of $42.40 per share (the “SpaceX Stock”).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On May 12, 2026, the SpaceX Transactions received regulatory approval from the FCC. The DOJ waiting period had previously expired. On May 22, 2026, pursuant to the Amended and Restated License Purchase Agreement, we completed the Spectrum Transfer Closing, whereby we transferred to the Trust: (i) the AWS-4 and H-Block Licenses; and (ii) the AWS-3 Licenses (together, the “SpaceX Spectrum Assets”). The Spectrum Acquisition Closing remains targeted for November 30, 2027, subject to the satisfaction or waiver of the applicable closing conditions, set forth in the Amended and Restated License Purchase Agreement. The Amended and Restated SpaceX License Purchase Agreement also provides for specified termination rights.

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

See Note 10 for definitions and further information on our intercompany loans.

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

The RSA also contemplates (i) repayment of the DISH 2021 Intercompany Loan 2028 Tranche of approximately $2.844 billion, which is expected to occur at the closing of the AT&T Transactions using proceeds from the AT&T Transactions, (ii) repayment or other satisfaction and discharge  of the DISH 2021 Intercompany Loan 2026 Tranche of approximately $4.767 billion, and (iii) payment of a settlement amount to consenting creditors of approximately $125 million (the “RSA Settlement”). During the six months ended June 30, 2026, we recorded $125 million of RSA Settlement costs included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the RSA, DISH DBS and the consenting creditors agreed that all pending litigation between the parties would be dismissed with prejudice and on March 20, 2026, the parties filed a joint stipulation for dismissal of the litigation with prejudice. The foregoing description of the RSA does not purport to be complete and is qualified in its entirety by reference to the RSA, filed as an exhibit to this Quarterly Report on Form 10-Q.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On June 30, 2026, in connection with the filing of the Prepackaged Chapter 11 Cases, the terms of the RSA were implemented by the Prepackaged Chapter 11 Plan, subject to approval by the Bankruptcy Court. See Note 3 for definitions and further information. On July 28, 2026, concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. In addition, on July 28, 2026, we contributed our receivable for the DISH 2021 Intercompany Loan 2026 Tranche to DISH Network. As a result of this contribution, the $4.767 billion outstanding balance of the DISH 2021 Intercompany Loan 2026 Tranche including interest paid in kind was extinguished.

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

Future Capital Requirements

As a result of the AT&T Closing and satisfaction of our obligation to pay the FCC, substantial doubt regarding our ability to continue as a going concern does not exist.

On June 26, 2026, the FCC issued a letter to us confirming that, pursuant to the terms of the Settlement Agreement, the NorthStar Re-Auction Payment and SNR Re-Auction Payment have been satisfied and our obligation to pay the FCC has been fulfilled.

On July 28, 2026, in connection with the AT&T Closing, we received proceeds of $20.250 billion in cash from AT&T. Concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. The DISH DBS Deconsolidated Subsidiaries used these proceeds to fully repay the aggregate principal balance of $2.0 billion for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026. The repayment in full for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026 and the discharge of the related Indenture obligations were authorized by the Bankruptcy Court presiding over the DISH DBS Filing Entities’ pending restructuring proceedings. In addition, the aggregate principal balance of $3.5 billion for the DISH Network 11 3/4% Senior Secured Notes due November 15, 2027 were redeemed in full. Furthermore, on July 28, 2026, we contributed our receivable for the DISH 2021 Intercompany Loan 2026 Tranche to DISH Network. As a result of this contribution, the $4.767 billion outstanding balance of the DISH 2021 Intercompany Loan 2026 Tranche including interest paid in kind was extinguished.

Segments

Until June 30, 2026, we operated four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. Substantially all of our Pay-TV segment and our Other segment were deconsolidated as of June 30, 2026. The financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026. See Note 3 for further information.

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

The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of June 30, 2026, we had 6.391 million Pay-TV subscribers in the United States, including 4.684 million DISH TV subscribers and 1.707 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of June 30, 2026, we had 7.375 million Wireless subscribers.

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

We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. As of June 30, 2026, we had 622,000 Broadband subscribers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Other

Our Other segment primarily consists of our legacy cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in Note 11 “Recent Developments – FCC Review,” we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we had no customer traffic on our 5G Network.

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

Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026.

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. Also see Note 11 “Recent Developments – FCC Review” for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.

On May 28, 2026, we, through our relevant subsidiaries, filed requests for certain extensions and waivers of applicable time limits for our 700 MHz, AWS-3, CBRS, MVDDS, C-Band, and mmWave licenses (“2026 Request”). The 2026 Request is currently pending with the FCC.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. The portion of equity in a subsidiary not attributable, directly or indirectly, to us is recorded as noncontrolling interests or redeemable noncontrolling interests. See Note 6 for further information.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments including embedded derivatives and guarantees, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations or as part of an asset acquisition, fair value of exit or disposal cost obligations, timing and amount of asset retirement obligations, inputs or outputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, estimates of the timing of future cash flows used to pay principal on certain debt obligations, estimated credit risk underlying installment receivables, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses, subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.

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

The following table presents the activity relating to our exit and disposal costs, included in “Other accrued expenses and liabilities” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets:

	One-Time Employee Termination Benefits	Contract Termination Costs	Total

	(In thousands)
Balance, December 31, 2025	$—	$759,419	$759,419
Costs incurred and charged to expense (1)	—	14,346	14,346
(Gains) losses on costs paid or settled (1)	—	(36,916)	(36,916)
Costs paid or settled	—	(29,982)	(29,982)
Accretion	—	11,725	11,725
Balance, March 31, 2026	$—	$718,592	$718,592
Costs incurred and charged to expense (1)	—	17,850	17,850
(Gains) losses on costs paid or settled (1)	—	(949)	(949)
Costs paid or settled	—	(63,906)	(63,906)
Accretion	—	8,725	8,725
Deconsolidated Subsidiaries	—	(680,312)	(680,312)
Balance, June 30, 2026	$—	$—	$—
(1)	During the three and six months ended June 30, 2026, we incurred costs charged to expense and settled certain accrued exit costs, which increased our exit and disposal costs by $17 million and reduced our exit and disposal costs by $6 million, respectively, and we also settled certain operating lease and other liabilities for $19 million and $62 million, respectively, not shown in the table above, for a total net settlement of $2 million and $68 million, respectively, which is included in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of June 30, 2026, cumulative costs incurred and charged to expense were $841 million.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Capitalized Interest

We capitalize interest associated with the acquisition or construction of certain assets, including, among other things, satellites and historically our wireless spectrum licenses and build-out costs associated with our 5G Network deployment, which were deconsolidated as of June 30, 2026. Capitalization of interest begins when, among other things, steps are taken to prepare the asset for its intended use and ceases when the asset is ready for its intended use or when substantially all activities related to the project are suspended.

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

As of June 30, 2026 and December 31, 2025, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $136 million and $217 million for the three months ended June 30, 2026 and 2025, respectively. Advertising expenses totaled $277 million and $426 million for the six months ended June 30, 2026 and 2025, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales–equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $14 million and $16 million for the three months ended June 30, 2026 and 2025, respectively. Research and development costs totaled $30 million and $34 million for the six months ended June 30, 2026 and 2025, respectively.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Adopted

Derivatives and Hedging and Revenue from Contracts with Customers. In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”), which refines and increases the scope exception for non-exchange-traded contracts based on operations specific to one party, reducing complex derivative accounting, and clarifies that share-based consideration received from customers should initially follow ASC 606 revenue guidance. This standard will be effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. We have elected to early adopt ASU 2025-07 on a modified retrospective basis effective January 1, 2026. The adoption of ASU 2025-07, which impacted the accounting treatment of the forward contract for the SpaceX Stock, did not result in a cumulative-effect adjustment to the opening balance of “Accumulated earnings (deficit)” on our Condensed Consolidated Balance Sheets as of January 1, 2026 and did not have a material impact on our condensed consolidated financial statements for the current period.

3.	Prepackaged Restructuring and Deconsolidation

Prepackaged Restructuring

On June 30, 2026, our subsidiary, DISH DBS Corporation and certain of its subsidiaries (the “DISH DBS Filing Entities”), including DISH Wireless L.L.C. and its subsidiaries (the “DISH Wireless Filing Entities,” and together with the DISH DBS Filing Entities, the “Filing Entities”), commenced voluntary cases under chapter 11 of title 11 of the United States Bankruptcy Code (the “Prepackaged Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Houston Division, to pursue confirmation of a joint prepackaged plan of reorganization (the "Prepackaged Chapter 11 Plan"). The Prepackaged Chapter 11 Plan restructures certain funded debt obligations of the DISH DBS Filing Entities and all claims asserted against the DISH Wireless Filing Entities. The Prepackaged Chapter 11 Cases of the DISH DBS Filing Entities and the DISH Wireless Filing Entities are jointly administered for procedural purposes and the Prepackaged Chapter 11 Plan is a joint plan for all of the Filing Entities.

The Prepackaged Chapter 11 Plan implements the terms of the RSA signed on March 19, 2026, as amended, modified or supplemented, subject to approval by the Bankruptcy Court. Holders of more than 88% of the DISH DBS Filing Entities’ secured and unsecured notes, who also hold more than $8.8 billion of claims against the DISH Wireless Filing Entities, have signed the RSA and have agreed to support the Prepackaged Chapter 11 Plan. As a result, the Filing Entities anticipate that all classes of claims will vote to accept, or be deemed to have accepted, the Prepackaged Chapter 11 Plan. The Prepackaged Chapter 11 Plan remains subject to approval by the Bankruptcy Court. The Filing Entities are targeting emergence from the Prepackaged Chapter 11 Plan during the second half of 2026.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Deconsolidation

As a result of the Prepackaged Chapter 11 Cases, pursuant to the guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), for financial reporting purposes, we no longer have a controlling financial interest in the DISH DBS Filing Entities and all other subsidiaries of DISH DBS (together the “DISH DBS Deconsolidated Subsidiaries”) or the DISH Wireless Filing Entities and all other subsidiaries of DISH Wireless (together the “DISH Wireless Deconsolidated Subsidiaries,” and together with the DISH DBS Deconsolidated Subsidiaries, collectively referred to as the “Deconsolidated Subsidiaries”), due to the oversight and control assumed by the Bankruptcy Court and as such we deconsolidated those subsidiaries for financial reporting purposes effective June 30, 2026. The financial positions and results of operations of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the Deconsolidated Subsidiaries for the three and six months ended June 30, 2026. Upon deconsolidation, we are required to initially measure our retained noncontrolling equity investment in the Deconsolidated Subsidiaries at fair value. Based on Level 3 inputs, including the discount rate, churn rate and ARPU, we estimated this initial fair value to be $0, as the fair value of the liabilities of the Deconsolidated Subsidiaries exceeded the fair value of their assets.

Upon deconsolidation, we recorded a non-cash “Deconsolidation gain” of $9.729 billion on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2026. The deconsolidation gain is not currently taxable as the Prepackaged Chapter 11 Cases does not terminate the Deconsolidated Subsidiaries’ status as members of the consolidated tax group, preserving the tax deferral of the gain under applicable income tax regulations.

The following table presents the components of our “Deconsolidation gain”:

As of
June 30,
2026
(In thousands)
Net liabilities of the Deconsolidated Subsidiaries	$11,427,038
Investment in Deconsolidated Subsidiaries	—
Deferred tax adjustment (1)	(1,513,571)
Allowance for credit losses (1)	(133,196)
Parent guarantees (1)	(51,313)
Deconsolidation gain	$9,728,958
(1)	These amounts are recorded at the parent, EchoStar.

Subsequent to the deconsolidation on June 30, 2026, all intercompany balances between us and the Deconsolidated Subsidiaries are now classified as third-party transactions. Substantially all third-party receivables from the DISH Wireless Filing Entities have been fully reserved. We maintain continuing involvement with the DISH DBS Filing Entities through various arrangements, including, but not limited to, certain satellite leases and professional and shared services.

The DISH DBS Filing Entities are targeting emergence from the Prepackaged Chapter 11 Plan during the second half of 2026, subject to Bankruptcy Court approval, upon which we will regain control of the DISH DBS Deconsolidated Subsidiaries for financial reporting purposes, and reconsolidate those subsidiaries at that time based on the associated fair value of their assets and liabilities.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Advances from the Filing Entities for Vendor Disbursements

DISH DBS Filing Entities. Prior to the Prepackaged Chapter 11 Plan, the DISH DBS Filing Entities advanced funds to us for the sole designated purpose of settling certain shared services and third-party obligations on the DISH DBS Filing Entities' behalf (the “Advances from the DISH DBS Filing Entities for Vendor Disbursements”). As of June 30, 2026, Advances from the DISH DBS Filing Entities for Vendor Disbursements totaled $1.051 billion, which is recorded in “Current restricted cash, cash equivalents and marketable investment securities” with the corresponding liability recorded in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets. As of June 30, 2026, we had not settled any of the DISH DBS Filing Entities' obligations.

DISH Wireless Filing Entities. Prior to the Prepackaged Chapter 11 Plan, the DISH Wireless Filing Entities advanced funds to us for the sole designated purpose of settling certain shared services and third-party obligations on the DISH Wireless Filing Entities’ behalf (the “Advances from the DISH Wireless Filing Entities for Vendor Disbursements”). As of June 30, 2026, Advances from the DISH Wireless Filing Entities for Vendor Disbursements totaled $4 million, which is recorded in “Current restricted cash, cash equivalents and marketable investment securities” with the corresponding liability recorded in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets. As of June 30, 2026, we had not settled any of the DISH Wireless Filing Entities' obligations.

The Advances from the DISH DBS Filing Entities for Vendor Disbursements together with the Advances from the DISH Wireless Filing Entities for Vendor Disbursements, are collectively referred to as the “Advances from the Filing Entities for Vendor Disbursements”.

Parent Guarantees

Prior to deconsolidation, we guaranteed certain of the DISH Wireless Filing Entities’ obligations under certain contracts and leases. Concurrently with the deconsolidation, this arrangement ceased to be treated as an intercompany guarantee and as such we recorded the fair value of the parent guarantee of $51 million in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

Individually Significant Component

Based on the guidance in Accounting Standards Codification 205-20, Presentation of Financial Statements—Discontinued Operations, (“ASC 205-20”) management concluded that discontinued operations presentation for the Deconsolidated Subsidiaries is not warranted as the disposal does not meet the criteria for discontinued operations.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

However, the DISH Wireless Deconsolidated Subsidiaries consist primarily of our legacy 5G Network and 5G Network deployment operations in our Other segment and the DISH DBS Deconsolidated Subsidiaries consists of substantially all of our Pay-TV segment operations, and as such under Accounting Standards Codification (ASC) 360-10, Impairment and Disposal of Long-Lived Assets, each group represents an individually significant component of our consolidated financial statements. The following table summarizes our individually significant components:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
DISH DBS Deconsolidated Subsidiaries:
Income (loss) before income taxes	$(8,206,561)	$414,703	$(7,869,324)	$879,162
Deconsolidation gain	$5,209,671	$—	$5,209,671	$—

DISH Wireless Deconsolidated Subsidiaries:
Income (loss) before income taxes	$(417,892)	$(1,080,850)	$(873,241)	$(2,090,193)
Deconsolidation gain	$6,217,367	$—	$6,217,367	$—

Financing during the Prepackaged Chapter 11 Cases

DISH DBS Filing Entities

The DISH DBS Filing Entities continue to operate their businesses in the ordinary course and manage as debtors in possession. Prior to the commencement of the Prepackaged Chapter 11 Cases, we and the DISH DBS Filing Entities operated under a centralized cash management system. As such, we will continue to provide funds to operate their businesses in the ordinary course, utilizing the Advances from DISH DBS Filing Entities for Vendor Disbursements.

DISH Wireless Filing Entities

We and the DISH Wireless Filing Entities agreed to a secured, junior, multi-draw debtor-in-possession term loan facility for an aggregate borrowing principal amount of up to $85 million (the "Parent DIP Facility") pursuant to the terms pending approval by the Bankruptcy Court. The Parent DIP Facility matures on December 31, 2026. Interest accrues at an annual rate of 11 1/2% and is payable monthly. Interest payments are payable in kind. The DISH Wireless Filing Entities, at their option, may elect to repay the Parent DIP Facility amount outstanding prior to maturity in whole or in part without premium or penalty, subject to providing prior written notice to us. We may elect to reduce the borrowing principal amount or require prepayment of the Parent DIP Facility from any supplemental liquidity obtained by the DISH Wireless Filing Entities after the Parent DIP Facility is drawn. As of June 30, 2026, no amounts had been drawn on the Parent DIP Facility.

The Parent DIP Facility is secured by a junior lien on substantially all of the DISH Wireless Filing Entities assets and ranks junior to the Prepetition Secured Loan held by the DISH DBS Filing Entities. Under the Parent DIP Facility, subject to Bankruptcy Court approval, we will have superpriority administrative expense claims senior to all other administrative and other claims against the DISH Wireless Filing Entities and liens senior in right of payment to unsecured claims but junior in right of payment to claims under the Prepetition Secured Loan.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Prior to the Prepackaged Chapter 11 Plan, the DISH DBS Filing Entities entered into a secured intercompany financing arrangement with the DISH Wireless Filing Entities (the “Prepetition Secured Loan”) for a principal amount of $75 million to provide operating liquidity to the DISH Wireless Filing Entities. The Prepetition Secured Loan matures on April 21, 2027. Interest accrues at an annual rate of 5 1/2% and is payable monthly in cash. The DISH Wireless Filing Entities, at their option, may elect to repay the Prepetition Secured Loan amount outstanding prior to maturity in whole or in part at any time without premium or penalty. The Prepetition Secured Loan is secured by a lien on substantially all of the DISH Wireless Filing Entities’ assets.

Stalking Horse Bid. In connection with the Prepackaged Chapter 11 Plan, we and the DISH Wireless Filing Entities entered into a Stalking Horse Asset Purchase Agreement (the "APA"). Under the APA, we propose to acquire substantially all of the DISH Wireless Filing Entities assets free and clear of liens and encumbrances under Section 363 of the Bankruptcy Code, establishing a baseline floor price for the estate. To ensure value maximization, FTI Capital Advisors is actively marketing the assets to third parties under a proposed competitive bidding timeline. If we are the successful bidder, we intend to credit bid up to $85 million of our Parent DIP Facility claims to reduce the cash purchase price. If we are outbid by a third party, we may serve as the designated backup bidder to ensure transaction certainty.

4.	Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our convertible notes, as detailed in Note 10, were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock for the reporting period. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the convertible notes will be included in the calculation of diluted EPS assuming conversion of the convertible notes at the beginning of the reporting period (or at time of issuance, if later) and that the interest for the convertible notes would not have been paid if our convertible notes were converted and as such we add back the after-tax interest expense for our convertible notes.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)
Net income (loss)	$8,462,545	$(306,844)	$8,315,245	$(510,125)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	173	(712)	(242)	(1,324)
Net income (loss) attributable to EchoStar - Basic	8,462,372	(306,132)	8,315,487	(508,801)
Interest on dilutive Convertible Notes, net of tax (1)	17,594	—	35,073	—
Net income (loss) attributable to EchoStar - Diluted	$8,479,966	$(306,132)	$8,350,560	$(508,801)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	290,141	287,505	289,581	287,012
Dilutive impact of Convertible Notes (1)	58,007	—	58,007	—
Dilutive impact of stock awards outstanding (1)	3,474	—	3,844	—
Diluted	351,622	287,505	351,432	287,012

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$29.17	$(1.06)	$28.72	$(1.77)
Diluted net income (loss) per share attributable to EchoStar	$24.12	$(1.06)	$23.76	$(1.77)
(1)	For the three and six months ended June 30, 2025, the interest on dilutive Convertible Notes and the dilutive impact of weighted-average shares of Class A common stock were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period. As of June 30, 2025, our Convertible Notes may be converted into 58 million shares.

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

	As of June 30,
	2026	2025

	(In thousands)
Anti-dilutive stock awards	148	3,724
Performance/market based options	4,056	4,257
Common stock warrants	16,151	16,151
Total	20,355	24,132

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 3 for non-cash data related to the Prepackaged Chapter 11 Plan and Deconsolidated Entities. Also see Note 9 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2026	2025

	(In thousands)
Cash paid for interest (including capitalized interest)	$715,676	$1,012,699
Interest paid in kind on long-term debt	—	125,559
Interim Debt Service Payments by the Trust (1)	413,663	—
Cash paid for income taxes, net of (refunds)	17,874	15,014
Total capitalized interest (2)	15,440	625,918
Employee benefits paid in Class A common stock	34,854	—
Assets financed under financing lease obligations	125,546	—
Accrued capital expenditures	25,098	113,152
Asset retirement obligation (3)	—	4,885
(1)	See Note 1 for further information.
(2)	See Note 2 for further information.
(3)	See Note 8 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

		As of
		June 30,	December 31,
		2026	2025

		(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale		$51	$51
Strategic - trading/equity		48,272	37,378
Other		7,882	1,063,462
Total current marketable investment securities		56,205	1,100,891
Restricted marketable investment securities (1)		107,429	52,960
Total marketable investment securities		163,634	1,153,851

Restricted cash and cash equivalents (1)		1,003,330	299,081

Other investments, net:
Equity method investments		67,547	85,014
Other investments		145,015	109,032
Total other investments, net		212,562	194,046

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	(2)	$1,379,526	$1,646,978
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.
(2)	The June 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2026, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2026 and December 31, 2025, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of June 30, 2026 and December 31, 2025, we had $1.056 billion and $176 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

As of June 30, 2026, our current restricted cash, cash equivalents and marketable investment securities of $1.056 billion consisted of the Advances from the Filing Entities for Vendor Disbursements, representing amounts the Filing Entities advanced us for the sole designated purpose of settling third-party obligations on the Filing Entities' behalf.

As of December 31, 2025, our current restricted cash, cash equivalents and marketable investment securities of $176 million primarily consisted of amounts required as collateral for our letters of credit and funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which were required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo previously held certain DISH TV subscribers and their related subscription and equipment agreements which collateralized certain debt obligations. The Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 issued by DBS SubscriberCo were redeemed on March 16, 2026 and therefore we no longer have amounts required to be restricted per the terms of the debt.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Other Investments, net

We have strategic investments in certain debt and/or equity securities, as well as loan receivables, that are included in noncurrent “Other investments, net” on our Condensed Consolidated Balance Sheets. Our debt securities are classified as available-for-sale and are recorded at fair value. Generally, our debt investments in non-publicly traded debt instruments without a readily determinable fair value are recorded at amortized cost. Our equity investments where we have the ability to exercise significant influence over the investee are accounted for using the equity method of accounting. Certain of our equity method investments are detailed below. We have the ability and intent to hold our loan receivables to maturity and as such, these instruments are recorded at amortized cost.

NagraStar L.L.C. The DISH DBS Deconsolidated Subsidiaries own a 50% interest in NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. The three main technologies NagraStar provides to its customers are microchips, set-top box software and uplink computer systems. NagraStar also provides end-to-end platform security testing services. Effective June 30, 2026, we have deconsolidated our investment in NagraStar.

Invidi Technologies Corporation. The DISH DBS Deconsolidated Subsidiaries own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms. Effective June 30, 2026, we have deconsolidated our investment in Invidi.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$405,271	$—	$—	$405,271	$420,971	$—	$—	$420,971
Cash equivalents	286,148	751,899	—	1,038,047	407,354	1,353,830	—	1,761,184
Total	$691,419	$751,899	$—	$1,443,318	$828,325	$1,353,830	$—	$2,182,155

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	370,755	—	370,755
Corporate securities	—	106,994	—	106,994	—	731,195	—	731,195
Other	—	8,317	51	8,368	—	14,472	51	14,523
Equity securities	48,272	—	—	48,272	37,378	—	—	37,378
Total	$48,272	$115,311	$51	$163,634	$37,378	$1,116,422	$51	$1,153,851

As of June 30, 2026, restricted and non-restricted marketable investment securities included debt securities of $107 million with contractual maturities within one year and $8 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Our loan receivables are included in “Other investments, net” on our Condensed Consolidated Balance Sheets and are non-publicly traded and therefore categorized within Level 3 of the fair value hierarchy

Derivative and/or Financial Liability Instruments

We may purchase and hold derivative and/or financial liability instruments for, among other reasons, strategic or speculative purposes. As of June 30, 2026 and December 31, 2025, we held certain financial liability instruments with a fair value of $72 million and $56 million, respectively, which is included in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets and is categorized within Level 1 of the fair value hierarchy. All changes in fair value of the financial liability instruments were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2026	2025	2026	2025

	(In thousands)
Realized and unrealized gains (losses) and impairments on investments and other	$11,209	$(8,377)	$8,472	$15,925
Early debt redemption gains (losses)	—	—	—	11,465
Foreign currency transaction gains (losses)	932	3,429	2,792	5,678
Equity in earnings (losses) of affiliates	3,251	2,539	6,101	4,183
Asset sales and other gains (losses)	—	37,441	—	37,441
Other	1,060	105	1,271	1,835
Total	$16,452	$35,137	$18,636	$76,527

Other Investments- Variable Interest Entity

On May 22, 2026, pursuant to the Amended and Restated License Purchase Agreement, we completed the Spectrum Transfer Closing, whereby we transferred to the Trust the SpaceX Spectrum Assets.

We hold a variable interest in the Trust, but management has determined we are not the primary beneficiary; accordingly, the Trust’s accounts are not consolidated within our financial statements. However, because the transfer of the SpaceX Spectrum Assets did not meet the criteria for derecognition under ASC 610-20 Gains and Losses from the Derecognition of Nonfinancial Assets, the SpaceX Spectrum Assets continue to be recognized on our Condensed Consolidated Balance Sheets. Our maximum exposure to loss resulting from our involvement with the Trust is mathematically limited to the carrying value of the SpaceX Spectrum Assets, totaling $8.667 billion as of June 30, 2026. In the hypothetical event of a total loss of value or a termination of the arrangement, the legal rights to the SpaceX Spectrum Assets would revert to EchoStar, and our maximum economic loss would be inherently mitigated by the residual market value of the underlying spectrum.

The Trust is providing a guarantee on the SpaceX Spectrum Assets and the Seller Notes. As of June 30, 2026, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses held by the Trust, and the Trust. In addition, the Trust will continue the Interim Debt Service payments on our behalf through the Spectrum Acquisition Closing, which is secured on a junior lien basis by the AWS-4 and H-Block Licenses. The Interim Debt Service payments are dependent upon SpaceX funding these interest payments via the Trust. See Note 1 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.	Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2026	2025

	(In thousands)
Finished goods	$240,003	$273,817
Work-in-process and service repairs	44,396	60,147
Consignment	6,553	7,951
Raw materials	31,438	38,732
Total inventory (1)	$322,390	$380,647
(1)	The June 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.

8.	Property and Equipment and Intangible Assets

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2026	2025

				(In thousands)
Equipment leased to customers	2	-	4	$88,640	$964,013
Satellites	5	-	15	1,767,925	2,104,134
Satellites acquired under finance lease agreements (1)	8	-	15	204,251	77,116
Furniture, fixtures, equipment and other	1	-	20	246,688	971,824
Hybrid MNO	3	-	15	88,992	89,604
Software and computer equipment	1	-	8	676,058	1,341,690
Buildings and improvements	1	-	40	131,987	419,719
Land		-		30,915	42,980
Construction in progress		-		182,996	514,662
Total property and equipment				3,418,452	6,525,742
Accumulated depreciation				(1,658,131)	(4,282,227)
Property and equipment, net (2)				$1,760,321	$2,243,515
(1)	This increase is primarily related to the Nimiq 5 satellite. Our prior operating lease was modified in June 2026 and is currently accounted for as a finance lease.
(2)	The June 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Equipment leased to customers (1)	$34,654	$57,810	$70,250	$121,022
Satellites (1)	36,208	64,283	69,215	130,263
Buildings, furniture, fixtures, equipment and other (1)	16,159	32,098	32,019	61,271
Hybrid MNO/5G Network equipment (1)	15,088	216,782	29,790	424,914
Software and computer equipment (1)	55,257	108,187	109,533	216,160
Intangible assets and other amortization expense	13,177	13,895	26,337	27,758
Total depreciation and amortization	$170,543	$493,055	$337,144	$981,388

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

Activity relating to our asset retirement obligations, included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Balance, beginning of period	$446,748	$338,506	$448,752	$327,031
Liabilities incurred	—	1,188	—	4,885
Liabilities settled	(151)	—	(13,472)	—
Accretion expense	11,407	8,026	22,724	15,804
Deconsolidated Subsidiaries	(457,906)	—	(457,906)	—
Balance, end of period	$98	$347,720	$98	$347,720

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were previously impaired, resulting in a net book value of zero as of June 30, 2026 and December 31, 2025.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Satellites – Pay-TV Segment

Substantially all of our Pay-TV segment was deconsolidated as of June 30, 2026. The DISH DBS Deconsolidated Entities lease capacity on our satellite fleet to maintain their Pay-TV operations.

The deconsolidated Pay-TV segment utilizes nine satellites in geosynchronous orbit approximately 22,300 miles above the equator, six of which we own and depreciate over their estimated useful life and two of which the DISH DBS Deconsolidated Entities own. We also lease one satellite from a third party, Nimiq 5, which is accounted for as a finance lease. Through May 2026, our Nimiq 5 satellite was accounted for as operating lease. However, we modified the Nimiq 5 lease effective June 2026, and it is currently accounted for as a finance lease and is depreciated over its economic life.

As of June 30, 2026, our satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XXIII	March 2017	110	N/A
EchoStar XXV (1)	March 2026	110	N/A

Under Construction:
EchoStar XXVI	2028	119	N/A

Leased from Other Third-Party:
Nimiq 5 (2)	September 2009	72.7	October 2034

Owned by DISH DBS Deconsolidated Entities:
EchoStar XV	July 2010	119	N/A
EchoStar XVIII	June 2016	61.5	N/A

(1)	The EchoStar XXV satellite commenced commercial operations in June 2026.
(2)	In May 2026, we modified the Nimiq 5 lease term to October 2034.

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

As of June 30, 2026, our Broadband and Satellite Services segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XVII	July 2012	107	N/A
EchoStar XIX	December 2016	97.1	N/A
EchoStar XXI	June 2017	10.25	N/A
EchoStar XXIV	July 2023	95.2	N/A

Leased from Other Third-Party:
Eutelsat 65 West A	March 2016	65	July 2031
Telesat T19V	July 2018	63	August 2033
EchoStar 105/SES-11	October 2017	105	November 2031

9.	Leases

Lessee Accounting

Prior to the filing of the Prepackaged Chapter 11 Cases, we had non-cancelable operating leases for, among other things, communication towers related to the DISH Wireless Deconsolidated Subsidiaries, which represented substantially all of our operating leases.

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment.

Substantially all of our leases have remaining lease terms from one to 12 years, with a weighted average remaining lease term of 7.9 to 8.3 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases within our Broadband and Satellite Services segment. Through the first quarter of 2025, our Anik F3 satellite was accounted for as an operating lease within our Pay-TV segment and as of April 2025 we no longer leased this satellite. In addition, through May 2026, our Nimiq 5 satellite was accounted for as an operating lease. However, we modified the Nimiq 5 lease effective June 2026, and it is currently accounted for as a finance lease within our Pay-TV segment and is depreciated over its economic life.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Operating lease cost	$122,407	$166,505	$250,398	$333,862

Short-term lease cost (1)	2,507	3,051	5,638	8,341

Finance lease cost:
Amortization of right-of-use assets	4,389	13,238	7,496	26,469
Interest on lease liabilities	1,395	1,342	2,223	2,844
Total finance lease cost	5,784	14,580	9,719	29,313
Total lease costs	$130,698	$184,136	$265,755	$371,516
(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$63,397	$284,667
Operating cash flows from finance leases	$763	$2,314
Financing cash flows from finance leases	$904	$11,406

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,223	$110,400
Finance leases	$125,546	$—

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2026	2025

	(In thousands)
Operating Leases: (1)
Operating lease assets	$66,696	$214,549

Other current liabilities	$23,198	$845,326
Operating lease liabilities	120,325	4,137,269
Total operating lease liabilities	$143,523	$4,982,595

Finance Leases: (2)
Property and equipment, gross	$209,257	$83,141
Accumulated depreciation	(11,600)	(5,124)
Property and equipment, net	$197,657	$78,017

Other current liabilities	$11,288	$41,520
Other long-term liabilities	113,353	2,528
Total finance lease liabilities	$124,641	$44,048

Weighted Average Remaining Lease Term:
Operating leases	7.9 years	9.5 years
Finance leases	8.3 years	0.8 years

Weighted Average Discount Rate:
Operating leases	9.1%	9.9%
Finance leases	7.3%	10.0%
(1)	The June 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.
(2)	The June 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries, offset by an increase primarily related to the Nimiq 5 satellite. Our prior operating lease was modified in June 2026 and is currently accounted for as a finance lease.

Maturities of lease liabilities as of June 30, 2026 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2026 (remaining six months)	$16,319	$10,000	$26,319
2027	30,175	20,000	50,175
2028	25,685	20,000	45,685
2029	23,258	20,000	43,258
2030	20,463	20,000	40,463
Thereafter	82,427	76,667	159,094
Total lease payments	198,327	166,667	364,994
Less: Imputed interest	(54,804)	(42,026)	(96,830)
Total	143,523	124,641	268,164
Less: Current portion	(23,198)	(11,288)	(34,486)
Long-term portion of lease obligations	$120,325	$113,353	$233,678

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers.

The following table presents our lease revenue by type of lease:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Lease revenue:
Sales-type lease revenue	$812	$1,787	$1,573	$3,984
Operating lease revenue	4,381	2,014	8,185	4,415
Total lease revenue	$5,193	$3,801	$9,758	$8,399

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $17 million and $20 million as of June 30, 2026 and December 31, 2025, respectively.

The following table presents future operating lease payments to be received as of June 30, 2026:

For the Years Ending December 31,	Total
(In thousands)
2026 (remaining six months)	$9,078
2027	8,874
2028	4,517
2029	3,286
2030	2,182
Thereafter	708
Total lease payments to be received	$28,645

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

10.	Debt, Finance Lease and Other Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2026 and December 31, 2025:

		As of
		June 30, 2026		December 31, 2025
	Issuer/Borrower	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
7 3/4% Senior Notes due 2026 (1)(3)	DDBS	$—	$—	$2,000,000	$1,977,500
5 1/4% Senior Secured Notes due 2026	HSSC	627,283	536,766	627,283	604,776
6 5/8% Senior Notes due 2026	HSSC	750,000	435,000	750,000	691,313
3 3/8% Convertible Notes due 2026	DISH	45,209	44,303	45,209	44,564
5 1/4% Senior Secured Notes due 2026 (1)	DDBS	—	—	2,750,000	2,673,440
11 3/4% Senior Secured Notes due 2027 (2)	DISH	3,500,000	3,596,495	3,500,000	3,646,440
7 3/8% Senior Notes due 2028 (1)	DDBS	—	—	1,000,000	970,280
5 3/4% Senior Secured Notes due 2028 (1)	DDBS	—	—	2,500,000	2,450,000
DISH 2021 Intercompany Loan 2028 Tranche (3)	DISH	2,844,401	2,844,401	—	—
5 1/8% Senior Notes due 2029 (1)	DDBS	—	—	1,500,000	1,331,430
Term Loan due 2029 (4)	DBS SubscriberCo	—	—	1,608,374	1,608,374
Mandatorily Redeemable Preferred Shares due 2029 (4)	DBS SubscriberCo	—	—	178,708	178,708
10 3/4% Senior Secured Notes due 2029	ECHO	5,506,000	5,953,363	5,506,000	6,144,476
3 7/8% Convertible Secured Notes due 2030 (5)	ECHO	1,942,594	6,045,255	1,942,594	6,581,334
6 3/4% Senior Secured Notes due 2030	ECHO	2,372,670	2,412,365	2,372,670	2,436,447
Other notes payable		41,987	41,987	71,719	71,719
Subtotal		17,630,144	$21,909,935	26,352,557	$31,410,801
Unamortized deferred financing costs and other debt discounts, net		(323,082)		(416,734)
Finance lease obligations (6)		124,641		44,048
Total		17,431,703		25,979,871
Less: current portion		(1,446,316)		(7,321,269)
Total debt, finance lease and other obligations, net of current portion		$15,985,387		$18,658,602
(1)	Effective June 30, 2026, as a result of filing the Prepackaged Chapter 11 Cases, all long-term debt issued by DISH DBS has been deconsolidated from our Condensed Consolidated Balance Sheets. See Note 3 for further information.
(2)	On July 28, 2026, concurrently with the AT&T Closing, the aggregate principal balance of $3.5 billion for the DISH Network 11 3/4% Senior Secured Notes due November 15, 2027 were redeemed in full.
(3)	Effective June 30, 2026, as a result of filing the Prepackaged Chapter 11 Cases, the DISH 2021 Intercompany Loan 2028 Tranche was classified as third-party debt. On July 28, 2026, concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. The DISH DBS Deconsolidated Subsidiaries used these proceeds to fully repay the aggregate principal balance of $2.0 billion for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026.
(4)	During the six months ended June 30, 2026, we repaid approximately $202 million of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. On March 16, 2026, we prepaid without penalty, the remaining balance of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 totaling approximately $1.6 billion.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(5)	Beginning on October 1, 2025, and ending at the close of business on June 30, 2026, our 3 7/8% Convertible Secured Notes due 2030 are convertible, at the option of the holders. These notes are convertible, at our election, into cash, a total of approximately 58 million shares of our Class A common stock, or a combination thereof. These notes may continue to be convertible in future periods and determination of convertibility is calculated quarterly based on, among other things, the trading price of our Class A common stock. See below for the description of our 3 7/8% Convertible Secured Notes due 2030 and further information on the quarterly calculation to determine convertibility.
(6)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2). We estimated the fair value of our non-publicly traded debt based on, among other things, available trade information and/or valuations performed by a third-party (Level 3).

DISH DBS Senior Notes

We elected not to make the approximately $183 million cash interest payment due on June 1, 2026 for the DISH DBS 5 1/4% Senior Secured Notes due 2026, 5 3/4% Senior Secured Notes due 2028 and 5 1/8% Senior Notes due 2029 (the “June 1, 2026 DISH DBS Senior Notes Interest Payments”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the June 1, 2026 DISH DBS Senior Notes Interest Payments before such non-payment would have been an Event of Default, as defined in the related indenture. On June 18, 2026, we made the scheduled June 1, 2026 DISH DBS Senior Notes Interest Payments originally due June 1, 2026, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payments.

In addition, on June 29, 2026, we elected to make the approximately $114 million cash interest payment due on July 1, 2026 for the DISH DBS 7 3/4% Senior Notes due 2026 and the DISH DBS 7 3/8% Senior Notes due 2028.

Effective June 30, 2026, as a result of filing the Prepackaged Chapter 11 Cases, all long-term debt issued by DISH DBS has been deconsolidated from our Condensed Consolidated Balance Sheets. See Note 3 for further information.

HSSC Senior Notes

5 1/4% Senior Secured Notes due 2026

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6 5/8% Unsecured Senior Notes due 2026

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Beginning on October 1, 2025, and ending at the close of business on June 30, 2026, the Convertible Notes due 2030 are convertible, at the option of the holders. The Convertible Notes due 2030 are convertible, at our election, into cash, approximately 58 million shares of our Class A common stock or a combination thereof. These notes may continue to be convertible in future periods and any determination regarding the convertibility of the Convertible Notes due 2030 during future periods will be made in accordance with the terms of the related indenture. The Convertible Notes due 2030 became convertible because the last reported sale price of shares of our Class A common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026, respectively, was greater than 130% of the conversion price in effect on each applicable trading day.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Intercompany Loans

Effective June 30, 2026, as a result of filing the Prepackaged Chapter 11 Cases, the DISH 2021 Intercompany Loan 2028 Tranche was classified as third-party debt. All other intercompany loans are eliminated in consolidations.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Currently, and prospectively, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 1/4% per annum in excess of the interest rate applicable to, in the case of the DISH 2021 Intercompany Loan 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the DISH 2021 Intercompany Loan 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 1/2% per annum in excess of the Cash Accrual Rate for the applicable tranche. As of June 30, 2026, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion, which is comprised of the DISH 2021 Intercompany Loan 2026 Tranche of approximately $4.767 billion and the DISH 2021 Intercompany Loan 2028 Tranche of approximately $2.844 billion. On July 28, 2026, concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network.

DISH 2021 Intercompany Loan 2026 Tranche. In January 2024, we completed a series of assignments resulting in the transfer of the receivable in respect to the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion from DISH DBS to EchoStar Intercompany Receivable Company L.L.C., our direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable Company L.L.C. As of June 30, 2026, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion. On July 28, 2026, we contributed our receivable for the DISH 2021 Intercompany Loan 2026 Tranche to DISH Network. As a result of this contribution, the $4.767 billion outstanding balance of the DISH 2021 Intercompany Loan 2026 Tranche including interest paid in kind was extinguished.

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

EchoStar 2024 Intercompany Loan

In November 2024, EchoStar Financing L.L.C., our subsidiary, entered into an intercompany loan with DISH Wireless L.L.C., a subsidiary of DISH Network, for a borrowing principal amount of up to $4.500 billion (the “EchoStar 2024 Intercompany Loan”). The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11 1/2% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. On March 12, 2026, we contributed our receivable for the EchoStar 2024 Intercompany Loan to DISH Network. As a result of this contribution, the total outstanding balance of the EchoStar 2024 Intercompany Loan including interest paid in kind of $3.890 billion was extinguished.

11.	Commitments and Contingencies

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

On May 28, 2026, we, through our relevant subsidiaries, filed requests for certain extensions and waivers of applicable time limits for our 700 MHz, AWS-3, CBRS, MVDDS, C-Band and mmWave licenses (“2026 Request”). The 2026 Request is currently pending with the FCC.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Our wireless spectrum licenses are summarized in the table below:

As of June 30, 2026
Carrying Amount
(In thousands)
AT&T Transactions - Held for Sale (1)	$16,822,253

SpaceX Transactions - Restricted Licenses (1)	8,667,276
Remaining Wireless Spectrum Licenses	8,449,478
Total Regulatory authorizations, including restricted, net	$17,116,754
(1)	See Note 1 for further information.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Recent Developments – Auction 113. The re-auction of the AWS-3 licenses has been designated as Auction 113. We filed an application with the FCC to participate as a potential bidder in Auction 113 and on March 26, 2026, the FCC announced that we were qualified to participate in Auction 113. On April 8, 2026, we paid $25 million to the FCC as a deposit for Auction 113.

On May 28, 2026, the FCC and EchoStar entered into a settlement agreement (the “Settlement Agreement”) regarding EchoStar’s assumption of payment obligations arising from its AWS-3 Auction defaults.

Auction 113 began on June 2, 2026 and concluded on June 23, 2026. On June 23, 2026, the FCC announced that our wholly-owned subsidiary, Conundrum Wireless L.L.C., was the winning bidder of two AWS-3 licenses, with an aggregate winning bid totaling approximately $1.3 million. Our deposit exceeded the price of our winning bids and we received a refund of approximately $23.7 million in July 2026. The FCC has not yet issued the licenses to Conundrum Wireless L.L.C.

On June 26, 2026, the FCC issued a letter to us confirming that, pursuant to the terms of the Settlement Agreement, the NorthStar Re-Auction Payment and SNR Re-Auction Payment have been satisfied and our obligation to pay the FCC has been fulfilled.

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

In connection with the Deconsolidated Subsidiaries during the period, we removed certain previously disclosed legal proceedings involving such subsidiaries from our consolidated litigation disclosures.

American Towers

On October 20, 2025, American Towers LLC, SpectraSite Communications, LLC and InSite Wireless Group, LLC (collectively “ATC”) filed a declaratory judgment lawsuit against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the District of Colorado. ATC seeks a declaration that DISH Wireless has not been excused from performing its obligations under the parties’ Strategic Collocation Agreement, which relates to tower facilities for our 5G Network. DISH Wireless previously notified ATC that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based, which constituted, among other legal remedies, a force majeure event. On June 15, 2026, ATC filed an amended complaint that added interference claims against us. Following the filing of the Prepackaged Chapter 11 Cases by the DISH Wireless Filing Entities, on July 21, 2026, DISH Wireless filed an adversary proceeding in that bankruptcy proceeding against ATC and others to confirm that the resulting automatic stay of this action as against DISH Wireless also applies to us.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

Comcast Business Communications

On February 27, 2026, Comcast Business Communications, LLC filed a declaratory judgment lawsuit against us and our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the District of Colorado. Comcast Business Communications is seeking a declaratory judgment that DISH Wireless is not excused from performing any of its obligations under those parties’ Master Service Agreement, which relates to fiber connections for our 5G Network. It also alleges that we interfered with DISH Wireless’s performance under the Master Services Agreement. Comcast Business Communications is seeking $54 million in damages. DISH Wireless previously notified Comcast Business Communications that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based which constituted, among other legal remedies, a force majeure event. Following the filing of the Prepackaged Chapter 11 Cases by the DISH Wireless Filing Entities, on July 21, 2026, DISH Wireless filed an adversary proceeding in that bankruptcy proceeding against Comcast Business Communications and others to confirm that the resulting automatic stay of this action against DISH Wireless also applies to us.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Crown Castle

On November 20, 2025, Crown Castle-affiliated lessors who entered into a Master Lease Agreement (“MLA”) with DISH Wireless L.L.C., which relates to tower facilities for our 5G Network, and Crown Castle Fiber LLC, which entered into a Master Product Agreement (“MPA”) with DISH Wireless L.L.C., which relates to fiber and other infrastructure for our 5G Network, filed a declaratory judgment lawsuit against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the District of Colorado. The Crown Castle plaintiffs are seeking declaratory judgments confirming that DISH Wireless is not excused from performing any of its obligations under the parties’ agreements. DISH Wireless previously notified the Crown Castle plaintiffs that DISH Wireless’s performance is excused in light of the FCC forcing us and certain of our affiliates to sell the spectrum on which our 5G Network was based, which constituted, among other legal remedies, a force majeure event. On January 30, 2026, the Crown Castle plaintiffs filed an amended complaint that added claims for breach of the MPA and MLA based on unpaid invoices; added us as a defendant for allegedly tortiously interfering with the MLA and the MPA; and added our wholly owned subsidiary DISH Purchasing Corporation as a defendant for allegedly breaching the parties’ Deployment Services Agreement by failing to pay $9.5 million. Following the filing of the Prepackaged Chapter 11 Cases by the DISH Wireless Filing Entities, on July 21, 2026, DISH Wireless filed an adversary proceeding in that bankruptcy proceeding against the Crown Castle plaintiffs and others to confirm that the resulting automatic stay of this action as against DISH Wireless also applies to DISH Purchasing Corporation and us.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On December 16, 2025, Active Wireless asserted the same six patents against us and others, including the manufacturer of our Celero handsets, in the International Trade Commission (“ITC”). The ITC instituted a resulting investigation concerning “Certain Wireless Communication Devices and Components Thereof.” In light of the ITC investigation, the Texas court proceeding was stayed as of February 10, 2026. On March 24, 2026, DISH Wireless sued Active Wireless in the United States District Court for the District of Colorado for breach of its obligation to license its standard-essential patents on reasonable and non-discriminatory (“RAND”) terms. At the request of Active Wireless, on April 28, 2026, both we and the manufacturer of our Celero handsets were dismissed from the ITC proceeding. On May 1, 2026, in the Texas action, Active Wireless filed an amended complaint, which adds a claim alleging that DISH Wireless violated its RAND obligations. This matter is now stayed as a result of the filing of the Prepackaged Chapter 11 Cases by DISH Wireless L.L.C.

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

Adeia

On March 31, 2026, Adeia Technologies Inc., Adeia Media Holdings Inc. and Adeia Media Solutions Inc. filed a complaint against us and our wholly owned subsidiaries DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Media Sales L.L.C., Sling TV Holding L.L.C. and Sling TV L.L.C. in the United States District Court for the District of Colorado. The plaintiff, a licensing company that was spun off after the merger of Rovi and Xperi, is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. The complaint alleges infringement of United States Patent No. 8,219,927 (the “927 patent”), entitled “Revealing of truncated content on scrollable grid”; United States Patent No. 8,239,546 (the “546 patent”), entitled “Global access control for segmented streaming delivery”; United States Patent No. 8,327,013 (the “013 patent”), entitled “Dynamic index file creation for media streaming”; United States Patent No. 9,369,758 (the “758 patent”), entitled “Multifunction multimedia device”; and United States Patent No. 9,661,049 (the “049 patent”), entitled “Systems and methods of providing interspersed manifest file specifications for adaptive video streaming.” Generally, the patents relate to video streaming program guides, content delivery, access control, ad-insertions, and message overlays. The defendants have filed a notice of the automatic stay as a result of the filing of the Prepackaged Chapter 11 Cases by DISH DBS Corporation, DISH Network L.L.C., Sling TV Holding L.L.C. and Sling TV L.L.C.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay appealed to the United States Court of Appeals for the Federal Circuit, but on May 26, 2026, it affirmed the judgment in favor of the DISH defendants. Post-opinion proceedings at the Federal Circuit have been stayed as a result of the filing of the Prepackaged Chapter 11 Cases by DISH Network L.L.C.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 9, 2024, the United States Patent and Trademark Office issued final written decisions invalidating 38 of the 39 challenged claims. Digital Broadcasting Solutions appealed those final written decisions, and DISH Network L.L.C. and DISH Technologies L.L.C. cross-appealed as to the single patent claim that wasn’t invalidated. Briefing was completed on October 17, 2025. DISH Network L.L.C. and DISH Technologies L.L.C. have filed a notice of the automatic stay as a result of the filing of the Prepackaged Chapter 11 Cases. The underlying federal court case has been stayed since May 9, 2024, pending resolution of the petitions before the United States Patent and Trademark Office and any related appeals.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On October 24, 2022, this case was ordered to be transferred to the United States District Court for the Central District of California. A companion case against DirecTV was also ordered transferred to the United States District Court for the Central District of California. In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims. In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent. On July 12, 2024, the United States Patent and Trademark Office granted a request for reexamination of the 715 patent, but on May 20, 2025, it affirmed the patent’s validity. Entropic’s expert claims that the DISH defendants owe damages of $212 million. In light of the filing of the Prepackaged Chapter 11 Cases by DISH Network L.L.C. and DISH Technologies L.L.C., the Court has stayed the case.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On July 22, 2025, the United States Patent and Trademark Office issued final written decisions invalidating the asserted claims of the 249 patent and the 518 patent, but on November 14, 2025, following a review by its Director, the United States Patent and Trademark Office issued a new final written decision upholding the validity of a subset of claims from the 249 patent. Entropic has appealed the decisions to the United States Court of Appeals for the Federal Circuit. Notices of the automatic stay have been filed in both the trial court and the Federal Circuit.

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

Err Content IP

On November 3, 2025, Err Content IP, LLC filed a complaint against EchoStar Communications Corporation, the predecessor to our wholly-owned subsidiary DISH Network Corporation, in the United States District Court for the Southern District of Texas. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. The complaint alleges infringement of United States Patent No. 10,721,542 (the “542 Patent”), entitled “Bandwidth shaping client to capture, transform, cache, and upload images from a remote point of recordation to a network service.” The infringement allegations generally relate to using AirPlay to watch content from the DISH Anywhere app on a paired television screen. On December 3, 2025 Err Content filed an amended complaint adding allegations of induced and contributory infringement. On February 2, 2026, upon the parties’ joint motion, the case was transferred to the United States District Court for the District of Colorado. A notice of the automatic stay as to DISH Network L.L.C., which is the real party-in-interest, has been filed.

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

The asserted patents generally relate to eSIM management, data management, application data traffic management, wireless data offloading and tethering operations. Headwater also has filed complaints against Apple, Google, Motorola, Samsung, Verizon, T-Mobile, AT&T, Sprint, Amazon, Charter, and Comcast. In light of the filing of the Prepackaged Chapter 11 Cases by DISH Wireless L.L.C. and DISH Network L.L.C., the Court has stayed all five cases.

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

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB. On March 14, 2025, HTB filed a motion seeking clarification, but that motion was denied on October 24, 2025. HTB has filed a new motion for clarification. HTB reached a settlement with the Treasury under which it will have up to 48 months to pay approximately 44 million Brazilian Reals (USD $8.2 million) to the State Treasury of São Paulo, of which 75% may be satisfied with “precatórios,” which are court ordered obligations issued by the Brazilian government (federal, state or municipal) that are officially recognized and tradeable instruments. This matter is now concluded.

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

On April 30, 2024, pursuant to the parties’ stipulation, the Court certified the proposed plaintiff class. Pursuant to the parties’ stipulation, the case was stayed from October 30, 2024 through May 29, 2025 to facilitate a mediation, but the parties did not reach a settlement. On July 23, 2026, the Court denied DISH Network’s motion for summary judgment. The plaintiffs’ expert claims damages of $16.7 million, which is reduced to $10.7 million when Fidelity revenue sharing is credited.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Sling Pass Litigation

On August 26, 2025, ESPN Enterprises, Inc. and other Disney affiliates (“Disney”) sued our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. Disney contends that Sling TV’s Day Pass, Weekend Pass and Week Pass subscriptions breach its carriage agreement with DISH Network. Disney sought a preliminary injunction to enjoin the Passes, but the Court denied its motion on November 17, 2025. Disney filed an amended complaint on December 19, 2025, adding a claim for breach of the implied covenant of good faith and fair dealing, and allegations of using Disney marks to advertise the passes over Disney’s objection and for interest on late payments. DISH Network L.L.C. has asserted antitrust and breach of contract counterclaims against Disney. The case has been stayed in light of the filing of the Prepackaged Chapter 11 Cases by DISH Network L.L.C.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

We intend to vigorously defend these cases. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. A notice of the automatic stay as to DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. has been filed.

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

The Plaintiffs seek to recover triple the amount of allegedly unpaid taxes, fines for each alleged violation, and attorneys’ fees and costs. On June 13, 2023, the Court denied the defendants’ motions to dismiss the complaint, but on January 2, 2024, it granted reconsideration and dismissed the complaint as to DISH Wireless and Sprint, with leave to amend. The Plaintiffs filed a Third Amended Complaint on February 2, 2024. On September 20, 2024, the Court granted DISH Wireless’s and Sprint’s motion to dismiss the Third Amended Complaint, without further leave to amend, but the case is continuing against the retailers. DISH Wireless has filed a notice of the automatic stay resulting from its filing of the Prepackaged Chapter 11 Cases.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

State of New York ex rel. Rodriguez

In March 2020, the same two private “relators” filed a second case against DISH Wireless, SPRINT and T-Mobile in the Supreme Court of New York for New York County, under the New York False Claims Act. The defendants only became aware of the lawsuit when it was unsealed in May 2026. As in the Illinois action, the operative Third Amended Complaint alleges that the defendants knowingly causing authorized Boost Mobile retailers to make false records and statements regarding sales taxes on Device Setup Charges because of the way they allegedly managed the point-of-sale system that the retailers used.

The Plaintiffs seek to recover triple the amount of allegedly unpaid taxes, penalties, attorneys’ fees and costs. DISH Wireless has filed a notice of the automatic stay resulting from its bankruptcy filing.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent, but on July 27, 2023 and October 11, 2023, respectively, the United States Patent and Trademark Office confirmed the challenged claims of the 243 patent and the 158 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages. The Court has set a trial date of November 8, 2027. A notice of the automatic stay as to DISH Network L.L.C. has been filed.

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

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5 3/4% Senior Secured Notes due 2028 and 7 3/4% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its original complaint, the Trustee contended that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages.

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

On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” In a report and recommendation issued on April 7, 2025, a magistrate judge recommended that the government’s motion be granted. Vermont National’s objections to that recommendation have been fully briefed to the Court, as have subsequent motions by Vtel to augment the record and reopen discovery.

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

12.	Segment Reporting

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

Until June 30, 2026, we operated four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. Substantially all of our Pay-TV segment and our Other segment were deconsolidated as of June 30, 2026. The financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026. See Note 1 and Note 3 for further information. Our Pay-TV segment revenue is primarily derived from Pay-TV subscriber revenue. Our Wireless segment revenue is primarily derived from Wireless subscriber revenue and selling wireless devices to subscribers. Our Broadband and Satellite Services segment revenue is primarily derived from Broadband subscriber revenue, broadband services revenue and communications equipment sales and leases. Our Other segment revenue is primarily derived from intercompany MNO revenue and leased spectrum revenue.

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

	(In thousands)
For the Three Months Ended June 30, 2026
Revenue
Revenue from external customers:
Service revenue	$2,203,797	$864,450	$233,291	$—	$3,301,538	$—	$3,301,538
Equipment sales and other revenue	42,933	64,553	76,428	90,712	274,626	—	274,626
Intersegment revenue	1,804	20	7,185	836	9,845	(9,845)	—
Total revenue	2,248,534	929,023	316,904	91,548	3,586,009	(9,845)	3,576,164

Operating Expenses
Cost of services:
Programming	1,030,380	—	—	—	1,030,380	—	1,030,380
Connectivity services (1)	48,609	323,479	43,400	—	415,488	(2,407)	413,081
Other (2)	273,653	156,342	53,551	—	483,546	1,144	484,690
Total cost of services	1,352,642	479,821	96,951	—	1,929,414	(1,263)	1,928,151
Cost of sales - equipment and other	31,934	198,356	53,949	135,684	419,923	(953)	418,970
Selling, general and administrative expenses:
Subscriber acquisition costs	86,205	138,784	26,667	—	251,656	(2,280)	249,376
Selling, general and administrative expenses	177,097	61,302	39,138	26,993	304,530	(6,058)	298,472
Total selling, general and administrative expenses	263,302	200,086	65,805	26,993	556,186	(8,338)	547,848
Impairments and other	—	—	(275)	(2,011)	(2,286)	—	(2,286)

OIBDA (3)	600,656	50,760	100,474	(69,118)	682,772	709	683,481

Depreciation and amortization	58,315	50,857	50,017	11,354	170,543	—	170,543
Total costs and expenses	1,706,193	929,120	266,447	172,020	3,073,780	(10,554)	3,063,226

Operating income (loss)	$542,341	$(97)	$50,457	$(80,472)	$512,229	$709	512,938

Unallocated Amounts
Interest income							40,912
Interest expense, net of amounts capitalized							(509,146)
Deconsolidation gain							9,728,958
Other, net							16,452
Income (loss) before income taxes							$9,790,114
(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, data, satellite and transmission and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Segment Total	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended June 30, 2025
Revenue
Revenue from external customers:
Service revenue	$2,444,851	$823,721	$271,535	$—	$3,540,107	$—	$3,540,107
Equipment sales and other revenue	13,638	108,082	60,567	2,565	184,852	—	184,852
Intersegment revenue	3,760	—	7,678	69,311	80,749	(80,749)	—
Total revenue	2,462,249	931,803	339,780	71,876	3,805,708	(80,749)	3,724,959

Operating Expenses
Cost of services:
Programming	1,179,987	—	—	—	1,179,987	—	1,179,987
Connectivity services	52,652	332,661	50,180	357,087	792,580	(55,382)	737,198
Other	316,332	164,501	65,052	—	545,885	(1,439)	544,446
Total cost of services	1,548,971	497,162	115,232	357,087	2,518,452	(56,821)	2,461,631
Cost of sales - equipment and other	9,446	282,028	63,551	—	355,025	(838)	354,187
Selling, general and administrative expenses:
Subscriber acquisition costs	87,606	204,810	44,924	—	337,340	(1,389)	335,951
Selling, general and administrative expenses	152,849	46,712	48,374	51,864	299,799	(6,256)	293,543
Total selling, general and administrative expenses	240,455	251,522	93,298	51,864	637,139	(7,645)	629,494

OIBDA	663,377	(98,909)	67,699	(337,075)	295,092	(15,445)	279,647

Depreciation and amortization	67,825	19,250	104,437	317,713	509,225	(16,170)	493,055
Total costs and expenses	1,866,697	1,049,962	376,518	726,664	4,019,841	(81,474)	3,938,367

Operating income (loss)	$595,552	$(118,159)	$(36,738)	$(654,788)	$(214,133)	$725	(213,408)

Unallocated Amounts
Interest income							65,369
Interest expense, net of amounts capitalized							(279,232)
Deconsolidation gain							—
Other, net							35,137
Income (loss) before income taxes							$(392,134)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Segment Total	Eliminations	Consolidated Total

	(In thousands)
For the Six Months Ended June 30, 2026
Revenue
Revenue from external customers:
Service revenue	$4,464,161	$1,732,633	$480,284	$—	$6,677,078	$—	$6,677,078
Equipment sales and other revenue	74,916	158,405	151,666	181,588	566,575	—	566,575
Intersegment revenue	3,721	476	14,610	943	19,750	(19,750)	—
Total revenue	4,542,798	1,891,514	646,560	182,531	7,263,403	(19,750)	7,243,653

Operating Expenses
Cost of services:
Programming	2,131,300	—	—	—	2,131,300	—	2,131,300
Connectivity services (1)	97,536	648,863	87,315	—	833,714	(4,221)	829,493
Other (2)	539,506	311,159	111,988	—	962,653	2,973	965,626
Total cost of services	2,768,342	960,022	199,303	—	3,927,667	(1,248)	3,926,419
Cost of sales - equipment and other	64,035	449,503	124,839	318,816	957,193	(1,316)	955,877
Selling, general and administrative expenses:
Subscriber acquisition costs	156,256	298,546	55,056	—	509,858	(6,235)	503,623
Selling, general and administrative expenses	426,076	118,966	73,039	76,993	695,074	(11,824)	683,250
Total selling, general and administrative expenses	582,332	417,512	128,095	76,993	1,204,932	(18,059)	1,186,873
Impairments and other	—	—	(275)	(68,170)	(68,445)	—	(68,445)

OIBDA (3)	1,128,089	64,477	194,598	(145,108)	1,242,056	873	1,242,929

Depreciation and amortization	114,181	100,356	99,957	22,659	337,153	(9)	337,144
Total costs and expenses	3,528,890	1,927,393	551,919	350,298	6,358,500	(20,632)	6,337,868

Operating income (loss)	$1,013,908	$(35,879)	$94,641	$(167,767)	$904,903	$882	905,785

Unallocated Amounts
Interest income							70,321
Interest expense, net of amounts capitalized							(1,101,806)
Deconsolidation gain							9,728,958
Other, net							18,636
Income (loss) before income taxes							$9,621,894

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Segment Total	Eliminations	Consolidated Total

	(In thousands)
For the Six Months Ended June 30, 2025
Revenue
Revenue from external customers:
Service revenue	$4,966,403	$1,633,328	$546,532	$—	$7,146,263	$—	$7,146,263
Equipment sales and other revenue	26,593	268,143	149,090	4,628	448,454	—	448,454
Intersegment revenue	7,980	—	14,816	129,545	152,341	(152,341)	—
Total revenue	5,000,976	1,901,471	710,438	134,173	7,747,058	(152,341)	7,594,717

Operating Expenses
Cost of services:
Programming	2,396,409	—	—	—	2,396,409	—	2,396,409
Connectivity services	106,786	653,991	99,339	700,167	1,560,283	(99,908)	1,460,375
Other	602,412	308,633	129,018	—	1,040,063	(3,018)	1,037,045
Total cost of services	3,105,607	962,624	228,357	700,167	4,996,755	(102,926)	4,893,829
Cost of sales - equipment and other	19,118	631,246	145,285	—	795,649	(1,954)	793,695
Selling, general and administrative expenses:
Subscriber acquisition costs	174,119	395,295	91,356	—	660,770	(2,278)	658,492
Selling, general and administrative expenses	308,882	84,922	92,038	95,562	581,404	(12,551)	568,853
Total selling, general and administrative expenses	483,001	480,217	183,394	95,562	1,242,174	(14,829)	1,227,345

OIBDA	1,393,250	(172,616)	153,402	(661,556)	712,480	(32,632)	679,848

Depreciation and amortization	144,268	39,437	209,335	621,642	1,014,682	(33,294)	981,388
Total costs and expenses	3,751,994	2,113,524	766,371	1,417,371	8,049,260	(153,003)	7,896,257

Operating income (loss)	$1,248,982	$(212,053)	$(55,933)	$(1,283,198)	$(302,202)	$662	(301,540)

Unallocated Amounts
Interest income							130,898
Interest expense, net of amounts capitalized							(565,287)
Deconsolidation gain							—
Other, net							76,527
Income (loss) before income taxes							$(659,402)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The purchases of property and equipment (including capitalized interest related to regulatory authorizations) by segment were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Consolidated Total

	(In thousands)
For the Three Months Ended June 30, 2026
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$55,262	$28,992	$6,942	$1,103	$92,299

For the Three Months Ended June 30, 2025
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$78,580	$—	$43,118	$625,203	$746,901

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Consolidated Total

	(In thousands)
For the Six Months Ended June 30, 2026
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$143,390	$57,825	$18,552	$5,967	$225,734

For the Six Months Ended June 30, 2025
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$140,968	$—	$75,221	$909,196	$1,125,385

The revenue from customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2026	2025	2026	2025

	(In thousands)
Pay-TV subscriber and related revenue	2,205,012	2,446,844	$4,466,710	$4,971,196
Wireless services and related revenue	864,450	823,722	1,732,633	1,633,329
Broadband and satellite services and other revenue	234,943	273,441	483,602	550,385
Pay-TV equipment sales and other revenue	43,522	15,405	76,088	29,780
Wireless equipment sales and other revenue	64,573	108,081	158,881	268,142
Broadband equipment and other revenue	81,961	66,339	162,958	160,053
Other equipment and other revenue	91,548	71,876	182,531	134,173
Eliminations	(9,845)	(80,749)	(19,750)	(152,341)
Total revenue	$3,576,164	$3,724,959	$7,243,653	$7,594,717

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

13.	Revenue Recognition

Contract Balances

Our allowance for credit losses for trade accounts receivable were as follows:

	Pay-TV	Wireless (2)	Broadband and Satellite Services	Consolidated Total

	(In thousands)
Balance, December 31, 2025	$36,017	$26,014	$17,559	$79,590
Current period provision for expected credit losses	21,163	11,966	4,428	37,557
Write-offs charged against allowance	(17,349)	(18,754)	(6,947)	(43,050)
Deconsolidated Subsidiaries allowance (1)	133,196	—	—	133,196
Foreign currency translation	—	—	141	141
Deconsolidated Subsidiaries	(39,831)	(233)	—	(40,064)
Balance, June 30, 2026	$133,196	$18,993	$15,181	$167,370

	Pay-TV	Wireless (2)	Broadband and Satellite Services	Consolidated Total

	(In thousands)
Balance, December 31, 2024	$42,575	$28,739	$11,314	$82,628
Current period provision for expected credit losses	37,059	13,851	8,485	59,395
Write-offs charged against allowance	(18,316)	(17,771)	(7,929)	(44,016)
Foreign currency translation	—	—	224	224
Balance, June 30, 2025	$61,318	$24,819	$12,094	$98,231
(1)	Includes a receivable from the DISH Wireless Deconsolidated Subsidiaries not expected to be recovered and as such recorded as allowance for credit losses. See Note 3 for further information.
(2)	Our allowance for credit losses for trade accounts receivable for our Other segment is immaterial and therefore included in the Wireless segment in the table above.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes our contract asset balances:

	As of
	June 30,	December 31,
	2026	2025

	(In thousands)
Contract assets	$113,912	$138,723

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	June 30,	December 31,
	2026	2025

	(In thousands)
Contract liabilities (1)	$227,656	$607,970
(1)	The June 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.

Our beginning of period contract liability recorded as customer contract revenue during 2026 was $561 million.

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

Broadband and Satellite Services Segment

As of June 30, 2026, the remaining performance obligations for our customer contracts was approximately $1.3 billion. Performance obligations expected to be satisfied within one year and greater than one year are 29% and 71%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Balance, beginning of period	$246,356	$280,984	$261,946	$289,200
Additions	46,218	68,519	90,022	125,116
Amortization expense	(57,480)	(67,623)	(117,122)	(132,842)
Foreign currency translation	101	367	349	773
Deconsolidated Subsidiaries	(126,994)	—	(126,994)	—
Balance, end of period	$108,201	$282,247	$108,201	$282,247

14.	Related Party Transactions

CONX

CONX Corp. is a special purpose acquisition company partially owned by Charles W. Ergen, our Chairman, President and Chief Executive Officer (“CONX”). On May 1, 2024, we and CONX entered into a definitive purchase and sale agreement, which provides for CONX’s purchase from us of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless. Concurrently with the transaction closing on May 1, 2024, we entered into an agreement to lease back the property from CONX for an initial 10-year term. During the three months ended June 30, 2026 and 2025, we recorded $1 million and $1 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the six months ended June 30, 2026 and 2025, we recorded $2 million and $2 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Hughes Systique Corporation

We own 42% of Hughes Systique Corporation (“Hughes Systique”) and contract with Hughes Systique for software development services.

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Purchases:
Purchases from Hughes Systique	$3,625	$4,093	$6,717	$8,148

	As of
	June 30,	December 31,
	2026	2025

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$1,444	$1,497

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NagraStar

The DISH DBS Deconsolidated Subsidiaries own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets. The investment in NagraStar was accounted for using the equity method. Effective June 30, 2026, we have deconsolidated our investment in NagraStar.

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Purchases (including fees):
Purchases from NagraStar	$6,201	$7,077	$12,529	$14,278

	As of
	June 30,	December 31,
	2026	2025

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$—	$4,190
Commitments to NagraStar	$—	$364

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of our Financial Condition and Results of Operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Recent Developments

AT&T License Purchase Agreement

On August 25, 2025, we and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”).

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, we have agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for proceeds of $20.250 billion in cash. The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between DISH DBS as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the DISH 2021 Intercompany Loan (the “DISH 2021 Intercompany Loan Payoff”). As of June 30, 2026, the DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to DISH DBS for the DISH 2021 Intercompany Loan 2028 Tranche and $4.767 billion due to us for the DISH 2021 Intercompany Loan 2026 Tranche. The DISH 2021 Intercompany Loan is secured by the 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information.

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of June 30, 2026, the aggregate principal amount outstanding of our 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

AT&T Transactions Closing Updates

On May 12, 2026, the AT&T Transactions received regulatory approvals from both the Federal Communications Commission (“FCC”) and the United States Department of Justice (the “DOJ”). Upon receipt of the regulatory approvals, the 3.45 GHz and 600 MHz Licenses held in our Other segment were reclassified from noncurrent assets “Regulatory authorizations, including restricted, net” to current assets “Regulatory authorizations held for sale, net” on our Condensed Consolidated Balance Sheets as of June 30, 2026.

On July 28, 2026, we and AT&T completed the closing of the AT&T Transactions (the “AT&T Closing”), pursuant to which we sold all our 3.45 GHz and 600 MHz Licenses and entered into a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii. In connection with the AT&T Closing, we received proceeds of $20.250 billion in cash from AT&T and AT&T directly remitted $2.4 billion into the mandated Wireless Creditor Trust (as defined below). Concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. The DISH DBS Deconsolidated Subsidiaries used these proceeds to fully repay the aggregate principal balance of $2.0 billion for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026. The repayment in full for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026 and the discharge of the related Indenture obligations were authorized by the Bankruptcy Court presiding over the DISH DBS Filing Entities’ pending restructuring proceedings. In addition, the aggregate principal balance of $3.5 billion for the DISH Network 11 3/4% Senior Secured Notes due 2027 were redeemed in full. Furthermore, on July 28, 2026, we contributed our receivable for the DISH 2021 Intercompany Loan 2026 Tranche to DISH Network. As a result of this contribution, the $4.767 billion outstanding balance of the DISH 2021 Intercompany Loan 2026 Tranche including interest paid in kind was extinguished.

As a condition of the FCC’s regulatory approval of the AT&T Transactions, the FCC mandated the establishment of a trust fund in the amount of $2.4 billion (the “Wireless Creditor Trust”). The Wireless Creditor Trust is managed by a FCC approved third-party trustee and used to pay obligations to persons or entities that may obtain a final judgment, arbitration award or settlement for amounts due in connection with the construction, operation, maintenance, decommissioning and provisioning of goods or services related to communications sites and the communications network associated with the 3.45 GHz and 600 MHz Licenses being sold in the AT&T Transactions.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The transfer of the AWS-4 and H-Block Licenses consists of two steps: first, the AWS-4 and H-Block Licenses were transferred by us to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets will be transferred directly to SpaceX at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

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

The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share, prior to the stock split discussed below, (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of June 30, 2026, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses, and the Trust.

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

As part of the Spectrum Transfer Closing, discussed below in “SpaceX Transactions Closing Updates,” in May 2026, SpaceX reimbursed us $414 million for cash interest payments we previously made on the Seller Notes (the “SpaceX Reimbursement of Cash Interim Debt Service Payments”). In addition, in June 2026, the Trust made interest payments on our behalf of $414 million on the Seller Notes (the “Interim Debt Service Payments by the Trust”). As of June 30, 2026, Interim Debt Service payments totaled approximately $828 million, which are recorded in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, which will be recognized as a gain upon the closing of the SpaceX Transactions.

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

Pursuant to the Amended and Restated SpaceX License Purchase Agreement, we and SpaceX have agreed to revise the terms of the previously announced transaction to include the transfer of up to an aggregate of 15 MHz of AWS spectrum in the frequency range of 1695–1710 MHz for each relevant license area (the “AWS-3 Licenses”) from us to SpaceX in exchange for additional consideration of $2.6 billion, all of which will be paid in SpaceX’s Class A Common Stock, valued at $212 per share, prior to the stock split discussed below. As a result of this change, the total consideration for the SpaceX Transactions has increased from $17 billion to approximately $20 billion, with up to $11 billion to be paid in SpaceX’s Class A Common Stock, valued at $212 per share, prior to the stock split discussed below, (the “Amended Equity Amount”).

Except as set forth above, the material terms of the Amended and Restated SpaceX License Purchase Agreement are substantially the same as the terms of the SpaceX License Purchase Agreement.

SpaceX Transactions Closing Updates

In May 2026, SpaceX issued a 5-for-1 stock split on SpaceX’s Class A Common Stock and as a result the Amended Equity Amount up to $11 billion to be paid in SpaceX’s Class A Common Stock is payable through the issuance of approximately 261.8 million shares of SpaceX’s Class A common stock at a fixed value of $42.40 per share (the “SpaceX Stock”).

On May 12, 2026, the SpaceX Transactions received regulatory approval from the FCC. The DOJ waiting period had previously expired. On May 22, 2026, pursuant to the Amended and Restated License Purchase Agreement, we completed the Spectrum Transfer Closing, whereby we transferred to the Trust: (i) the AWS-4 and H-Block Licenses; and (ii) the AWS-3 Licenses (together, the “SpaceX Spectrum Assets”). The Spectrum Acquisition Closing remains targeted for November 30, 2027, subject to the satisfaction or waiver of the applicable closing conditions, set forth in the Amended and Restated License Purchase Agreement. The Amended and Restated SpaceX License Purchase Agreement also provides for specified termination rights.

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

The RSA also contemplates (i) repayment of the DISH 2021 Intercompany Loan 2028 Tranche of approximately $2.844 billion, which is expected to occur at the closing of the AT&T Transactions using proceeds from the AT&T Transactions, (ii) repayment or other satisfaction and discharge  of the DISH 2021 Intercompany Loan 2026 Tranche of approximately $4.767 billion, and (iii) payment of a settlement amount to consenting creditors of approximately $125 million (the “RSA Settlement”). During the six months ended June 30, 2026, we recorded $125 million of RSA Settlement costs included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the RSA, DISH DBS and the consenting creditors agreed that all pending litigation between the parties would be dismissed with prejudice and on March 20, 2026, the parties filed a joint stipulation for dismissal of the litigation with prejudice. The foregoing description of the RSA does not purport to be complete and is qualified in its entirety by reference to the RSA, filed as an exhibit to this Quarterly Report on Form 10-Q.

On June 30, 2026, in connection with the filing of the Prepackaged Chapter 11 Cases, the terms of the RSA were implemented by the Prepackaged Chapter 11 Plan, subject to approval by the Bankruptcy Court. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information. On July 28, 2026, concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. In addition, on July 28, 2026, we contributed our receivable for the DISH 2021 Intercompany Loan 2026 Tranche to DISH Network. As a result of this contribution, the $4.767 billion outstanding balance of the DISH 2021 Intercompany Loan 2026 Tranche including interest paid in kind was extinguished.

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

Future Capital Requirements

As a result of the AT&T Closing and satisfaction of our obligation to pay the FCC, substantial doubt regarding our ability to continue as a going concern does not exist.

On June 26, 2026, the FCC issued a letter to us confirming that, pursuant to the terms of the Settlement Agreement, the NorthStar Re-Auction Payment and SNR Re-Auction Payment have been satisfied and our obligation to pay the FCC has been fulfilled.

On July 28, 2026, in connection with the AT&T Closing, we received proceeds of $20.250 billion in cash from AT&T. Concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. The DISH DBS Deconsolidated Subsidiaries used these proceeds to fully repay the aggregate principal balance of $2.0 billion for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026. The repayment in full for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026 and the discharge of the related Indenture obligations were authorized by the Bankruptcy Court presiding over the DISH DBS Filing Entities’ pending restructuring proceedings. In addition, the aggregate principal balance of $3.5 billion for the DISH Network 11 3/4% Senior Secured Notes due November 15, 2027 were redeemed in full. Furthermore, on July 28, 2026, we contributed our receivable for the DISH 2021 Intercompany Loan 2026 Tranche to DISH Network. As a result of this contribution, the $4.767 billion outstanding balance of the DISH 2021 Intercompany Loan 2026 Tranche including interest paid in kind was extinguished.

Prepackaged Restructuring and Deconsolidation

Prepackaged Restructuring

On June 30, 2026, our subsidiary, DISH DBS Corporation and certain of its subsidiaries (the “DISH DBS Filing Entities”), including DISH Wireless L.L.C. and its subsidiaries (the “DISH Wireless Filing Entities,” and together with the DISH DBS Filing Entities, the “Filing Entities”), commenced voluntary cases under chapter 11 of title 11 of the United States Bankruptcy Code (the “Prepackaged Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Houston Division, to pursue confirmation of a joint prepackaged plan of reorganization (the "Prepackaged Chapter 11 Plan"). The Prepackaged Chapter 11 Plan restructures certain funded debt obligations of the DISH DBS Filing Entities and all claims asserted against the DISH Wireless Filing Entities. The Prepackaged Chapter 11 Cases of the DISH DBS Filing Entities and the DISH Wireless Filing Entities are jointly administered for procedural purposes and the Prepackaged Chapter 11 Plan is a joint plan for all of the Filing Entities.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The Prepackaged Chapter 11 Plan implements the terms of the RSA signed on March 19, 2026, as amended, modified or supplemented, subject to approval by the Bankruptcy Court. Holders of more than 88% of the DISH DBS Filing Entities’ secured and unsecured notes, who also hold more than $8.8 billion of claims against the DISH Wireless Filing Entities, have signed the RSA and have agreed to support the Prepackaged Chapter 11 Plan. As a result, the Filing Entities anticipate that all classes of claims will vote to accept, or be deemed to have accepted, the Prepackaged Chapter 11 Plan. The Prepackaged Chapter 11 Plan remains subject to approval by the Bankruptcy Court. The Filing Entities are targeting emergence from the Prepackaged Chapter 11 Plan during the second half of 2026.

Deconsolidation

As a result of the Prepackaged Chapter 11 Cases, pursuant to the guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), for financial reporting purposes, we no longer have a controlling financial interest in the DISH DBS Filing Entities and all other subsidiaries of DISH DBS (together the “DISH DBS Deconsolidated Subsidiaries”) or the DISH Wireless Filing Entities and all other subsidiaries of DISH Wireless (together the “DISH Wireless Deconsolidated Subsidiaries,” and together with the DISH DBS Deconsolidated Subsidiaries, collectively referred to as the “Deconsolidated Subsidiaries”), due to the oversight and control assumed by the Bankruptcy Court and as such we deconsolidated those subsidiaries for financial reporting purposes effective June 30, 2026. The financial positions and results of operations of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the Deconsolidated Subsidiaries for the three and six months ended June 30, 2026.

Upon deconsolidation, we recorded a non-cash “Deconsolidation gain” of $9.729 billion on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Prospectively, beginning in the third quarter of 2026, our results of operations will be materially different as we will no longer have the operations of the Deconsolidated Subsidiaries, which represent substantially all of our Pay-TV segment and substantially all of our expenses for the Other segment.

The DISH DBS Filing Entities are targeting emergence from the Prepackaged Chapter 11 Plan during the second half of 2026, subject to Bankruptcy Court approval, upon which we will regain control of the DISH DBS Deconsolidated Subsidiaries for financial reporting purposes and reconsolidate those subsidiaries at that time based on the associated fair value of their assets and liabilities.

Segments

Until June 30, 2026, we operated four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. Substantially all of our Pay-TV segment and our Other segment were deconsolidated as of June 30, 2026. The financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Our Other segment primarily consists of our legacy cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in Note 11 “Recent Developments – FCC Review” in the Notes to our Condensed Consolidated Financial Statements, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we had no customer traffic on our 5G Network.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026.

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. Also see Note 11 “Recent Developments – FCC Review” in the Notes to our Condensed Consolidated Financial Statements for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.

On May 28, 2026, we, through our relevant subsidiaries, filed requests for certain extensions and waivers of applicable time limits for our 700 MHz, AWS-3, CBRS, MVDDS, C-Band, and mmWave licenses (“2026 Request”). The 2026 Request is currently pending with the FCC.

Economic Environment

During 2025 and the first six months of 2026, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of wireless devices and other related items, the cost of broadband equipment and networks, as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized. Additionally, beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of sales – equipment and other” includes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs.

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

Adjusted free cash flow. We define adjusted free cash flow as “Net cash flows from operating activities” less: (i) “Purchases of property and equipment” and (ii) “Capitalized interest related to regulatory authorizations,” adjusted to add (i) “SpaceX Reimbursement of Cash Interim Debt Service Payments” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

Until June 30, 2026, we operated four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. Substantially all of our Pay-TV segment and our Other segment were deconsolidated as of June 30, 2026. The financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026.

Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025.

	For the Three Months Ended
	June 30,		Variance
	2026	2025	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,248,534	$2,462,249	$(213,715)	(8.7)
Wireless	929,023	931,803	(2,780)	(0.3)
Broadband and Satellite Services	316,904	339,780	(22,876)	(6.7)
Other	91,548	71,876	19,672	27.4
Eliminations	(9,845)	(80,749)	70,904	87.8
Total revenue	$3,576,164	$3,724,959	$(148,795)	(4.0)

Operating income (loss):
Pay-TV	$542,341	$595,552	$(53,211)	(8.9)
Wireless	(97)	(118,159)	118,062	99.9
Broadband and Satellite Services	50,457	(36,738)	87,195	*
Other	(80,472)	(654,788)	574,316	87.7
Eliminations	709	725	(16)	(2.2)
Total operating income (loss)	$512,938	$(213,408)	$726,346	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.576 billion for the three months ended June 30, 2026, a decrease of $149 million or 4.0% compared to the same period in 2025. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and to a lesser extent our Broadband and Satellite Services segment, partially offset by the increase in revenue from our Other segment.

Total operating income (loss). Our consolidated operating income totaled $513 million for the three months ended June 30, 2026, compared to a loss of $213 million for the same period in 2025. This change primarily resulted from a decrease in operating loss from our Other segment and to a lesser extent our Wireless segment and a net increase in operating income from our Broadband and Satellite Services segment, partially offset by a decrease in operating income from our Pay-TV segment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025.

	For the Six Months Ended
	June 30,		Variance
	2026	2025	Amount	%

	(In thousands)
Revenue:
Pay-TV	$4,542,798	$5,000,976	$(458,178)	(9.2)
Wireless	1,891,514	1,901,471	(9,957)	(0.5)
Broadband and Satellite Services	646,560	710,438	(63,878)	(9.0)
Other	182,531	134,173	48,358	36.0
Eliminations	(19,750)	(152,341)	132,591	87.0
Total revenue	$7,243,653	$7,594,717	$(351,064)	(4.6)

Operating income (loss):
Pay-TV	$1,013,908	$1,248,982	$(235,074)	(18.8)
Wireless	(35,879)	(212,053)	176,174	83.1
Broadband and Satellite Services	94,641	(55,933)	150,574	*
Other	(167,767)	(1,283,198)	1,115,431	86.9
Eliminations	882	662	220	33.2
Total operating income (loss)	$905,785	$(301,540)	$1,207,325	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $7.244 billion for the six months ended June 30, 2026, a decrease of $351 million or 4.6% compared to the same period in 2025. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and to a lesser extent our Broadband and Satellite Services and Wireless segments, partially offset by the increase in revenue from our Other segment.

Total operating income (loss). Our consolidated operating income totaled $906 million for the six  months ended June 30, 2026, compared to a loss of $302 million for the same period in 2025. This change primarily resulted from a decrease in operating loss from our Other segment and to a lesser extent our Wireless segment and a net increase in operating income from our Broadband and Satellite Services segment, partially offset by a decrease in operating income from our Pay-TV segment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

Substantially all of our Pay-TV segment was deconsolidated as of June 30, 2026. The financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026.

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of June 30, 2026, we had 6.391 million Pay-TV subscribers in the United States, including 4.684 million DISH TV subscribers and 1.707 million SLING TV subscribers.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,205,012	$2,446,844	$(241,832)	(9.9)
Equipment sales and other revenue	43,522	15,405	28,117	*
Total revenue	2,248,534	2,462,249	(213,715)	(8.7)

Costs and Expenses:
Cost of services	1,352,642	1,548,971	(196,329)	(12.7)
% of Service revenue	61.3%	63.3%
Cost of sales - equipment and other	31,934	9,446	22,488	*
Selling, general and administrative expenses	263,302	240,455	22,847	9.5
% of Total revenue	11.7%	9.8%
Depreciation and amortization	58,315	67,825	(9,510)	(14.0)
Total costs and expenses	1,706,193	1,866,697	(160,504)	(8.6)

Operating income (loss)	$542,341	$595,552	$(53,211)	(8.9)

Other data:
Pay-TV subscribers, as of period end (in millions)	6.391	7.108	(0.717)	(10.1)
DISH TV subscribers, as of period end (in millions)	4.684	5.323	(0.639)	(12.0)
SLING TV subscribers, as of period end (in millions)	1.707	1.785	(0.078)	(4.4)
Pay-TV subscriber additions (losses), net (in millions)	(0.241)	(0.261)	0.020	7.7
DISH TV subscriber additions (losses), net (in millions)	(0.161)	(0.152)	(0.009)	(5.9)
SLING TV subscriber additions (losses), net (in millions)	(0.080)	(0.109)	0.029	26.6
Pay-TV ARPU	$112.39	$111.74	$0.65	0.6
DISH TV subscriber additions, gross (in millions)	0.042	0.057	(0.015)	(26.3)
DISH TV churn rate	1.42%	1.29%	0.13%	10.1
DISH TV SAC	$1,529	$1,150	$379	33.0
Purchases of property and equipment (1)	$55,262	$78,580	$(23,318)	(29.7)
OIBDA	$600,656	$663,377	$(62,721)	(9.5)
*	Percentage is not meaningful.

(1) Purchases of property and equipment includes satellite purchases during the three months ended June 30, 2026 and 2025 of $31 million and $49 million, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 161,000 net DISH TV subscribers during the three months ended June 30, 2026 compared to the loss of approximately 152,000 net DISH TV subscribers during the same period in 2025. This increase in net DISH TV subscriber losses primarily resulted from a higher DISH TV churn rate as well as lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 80,000 net SLING TV subscribers during the three months ended June 30, 2026 compared to the loss of approximately 109,000 net SLING TV subscribers during the same period in 2025. This decrease in net SLING TV subscriber losses was primarily related to higher SLING TV subscriber activations and lower SLING TV subscriber disconnects in 2026. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis. For example, in August 2025, ESPN Unlimited and FOX One sports packages were launched.

DISH TV subscribers, gross. During the three months ended June 30, 2026, we activated approximately 42,000 gross new DISH TV subscribers compared to approximately 57,000 gross new DISH TV subscribers during the same period in 2025, a decrease of 26.3%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2026 was 1.42% compared to 1.29% for the same period in 2025. Our DISH TV churn rate for the three months ended June 30, 2026 was negatively impacted by programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. Our DISH TV churn rates for the three months ended June 30, 2026 and 2025 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.205 billion for the three months ended June 30, 2026, a decrease of $242 million or 9.9% compared to the same period in 2025. The decrease in “Service revenue” compared to the same period in 2025 was primarily related to lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $112.39 during the three months ended June 30, 2026 versus $111.74 during the same period in 2025. The $0.65 or 0.6% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming price increase effective in September 2025 and higher ad sales, partially offset by a shift in SLING TV subscriber services mix to lower priced programming services.

Cost of services. “Cost of services” totaled $1.353 billion during the three months ended June 30, 2026, a decrease of $196 million or 12.7% compared to the same period in 2025. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2026 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, the three months ended June 30, 2026 was positively impacted by reduced programming costs per subscriber due to programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. “Cost of services” represented 61.3% and 63.3% of “Service revenue” during the three months ended June 30, 2026 and 2025, respectively. This decrease primarily related to reduced programming costs due to programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $263 million during the three months ended June 30, 2026, a $23 million or 9.5% increase compared to the same period in 2025. This change was primarily related to an increase in professional fees due to the restructuring, see Note 1 and Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information, as well as an increase in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $58 million during the three months ended June 30, 2026, a $10 million or 14.0% decrease compared to the same period in 2025. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and our EchoStar XIV and EchoStar XV satellites which became fully depreciated in May 2025 and July 2025, respectively. These decreases were partially offset by depreciation expense from our EchoStar XXV satellite, which was placed into service during the second quarter of 2026 and our Nimiq 5 finance lease which began in June 2026.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC. DISH TV SAC was $1,529 during the three months ended June 30, 2026 compared to $1,150 during the same period in 2025, an increase of $379 or 33.0%. This change was primarily attributable to higher commission costs per subscriber due to our emphasis on acquiring higher quality subscribers, higher installation and equipment costs per subscriber resulting from an increase in the average number of receivers installed per household and an increase in advertising costs per subscriber.

During the three months ended June 30, 2026 and 2025, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $8 million and $8 million, respectively.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$4,466,710	$4,971,196	$(504,486)	(10.1)
Equipment sales and other revenue	76,088	29,780	46,308	*
Total revenue	4,542,798	5,000,976	(458,178)	(9.2)

Costs and Expenses:
Cost of services	2,768,342	3,105,607	(337,265)	(10.9)
% of Service revenue	62.0%	62.5%
Cost of sales - equipment and other	64,035	19,118	44,917	*
Selling, general and administrative expenses	582,332	483,001	99,331	20.6
% of Total revenue	12.8%	9.7%
Depreciation and amortization	114,181	144,268	(30,087)	(20.9)
Total costs and expenses	3,528,890	3,751,994	(223,104)	(5.9)

Operating income (loss)	$1,013,908	$1,248,982	$(235,074)	(18.8)

Other data:
Pay-TV subscribers, as of period end (in millions)	6.391	7.108	(0.717)	(10.1)
DISH TV subscribers, as of period end (in millions)**	4.684	5.323	(0.639)	(12.0)
SLING TV subscribers, as of period end (in millions)***	1.707	1.785	(0.078)	(4.4)
Pay-TV subscriber additions (losses), net (in millions)	(0.607)	(0.642)	0.035	5.5
DISH TV subscriber additions (losses), net (in millions)	(0.338)	(0.335)	(0.003)	(0.9)
SLING TV subscriber additions (losses), net (in millions)	(0.269)	(0.307)	0.038	12.4
Pay-TV ARPU	$111.27	$111.18	$0.09	0.1
DISH TV subscriber additions, gross (in millions)	0.074	0.103	(0.029)	(28.2)
DISH TV churn rate	1.42%	1.33%	0.09%	6.8
DISH TV SAC	$1,404	$1,150	$254	22.1
Purchases of property and equipment, net of refunds (1)	$143,390	$140,968	$2,422	1.7
OIBDA	$1,128,089	$1,393,250	$(265,161)	(19.0)

*Percentage is not meaningful.

(1) Purchases of property and equipment includes satellite purchases during the six months ended June 30, 2026 and 2025 of $90 million and $74 million, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 338,000 net DISH TV subscribers during the six months ended June 30, 2026 compared to the loss of approximately 335,000 net DISH TV subscribers during the same period in 2025. This increase in net DISH TV subscriber losses primarily resulted from a higher DISH TV churn rate as well as lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 269,000 net SLING TV subscribers during the six months ended June 30, 2026 compared to the loss of approximately 307,000 net SLING TV subscribers during the same period in 2025. This decrease in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber disconnects, partially offset by lower SLING TV subscriber activations in 2026. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis. For example, in August 2025, ESPN Unlimited and FOX One sports packages were launched.

DISH TV subscribers, gross. During the six months ended June 30, 2026, we activated approximately 74,000 gross new DISH TV subscribers compared to approximately 103,000 gross new DISH TV subscribers during the same period in 2025, a decrease of 28.2%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2026 was 1.42% compared to 1.33% for the same period in 2025. Our DISH TV churn rate for the six months ended June 30, 2026 was negatively impacted by programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. Our DISH TV churn rates for the six months ended June 30, 2026 and 2025 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Service revenue. “Service revenue” totaled $4.467 billion for the six months ended June 30, 2026, a decrease of $504 million or 10.1% compared to the same period in 2025. The decrease in “Service revenue” compared to the same period in 2025 was primarily related to lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $111.27 during the six months ended June 30, 2026 versus $111.18 during the same period in 2025. The $0.09 or 0.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming price increase effective in September 2025 and higher ad sales, partially offset by a shift in SLING TV subscriber services mix to lower priced programming services.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $2.768 billion during the six months ended June 30, 2026, a decrease of $337 million or 10.9% compared to the same period in 2025. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the six months ended June 30, 2026 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. The six months ended June 30, 2026 was positively impacted by reduced programming costs per subscriber due to programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. “Cost of services” represented 62.0% and 62.5% of “Service revenue” during the six months ended June 30, 2026 and 2025, respectively. This decrease primarily related to reduced programming costs due to programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $582 million during the six months ended June 30, 2026, a $99 million or 20.6% increase compared to the same period in 2025. This change was primarily related to an increase in professional fees due to the restructuring and RSA Settlement costs of $75 million, see Note 1 and Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled $114 million during the six months ended June 30, 2026, a $30 million or 20.9% decrease compared to the same period in 2025. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and our EchoStar XIV and EchoStar XV satellites which became fully depreciated in May 2025 and July 2025, respectively. These decreases were partially offset by depreciation expense from our EchoStar XXV satellite, which was placed into service during the second quarter of 2026 and our Nimiq 5 finance lease which began in June 2026.

DISH TV SAC. DISH TV SAC was $1,404 during the six months ended June 30, 2026 compared to $1,150 during the same period in 2025, an increase of $254 or 22.1%. This change was primarily attributable to higher commission costs per subscriber due to our emphasis on acquiring higher quality subscribers and higher installation and equipment costs per subscriber resulting from an increase in the average number of receivers installed per household. These increases were partially offset by a decrease in advertising costs per subscriber.

During the six months ended June 30, 2026 and 2025, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $14 million and $15 million, respectively.

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

Our Wireless segment provides Wireless communication services and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of June 30, 2026, we had 7.375 million Wireless subscribers.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$864,450	$823,722	$40,728	4.9
Equipment sales and other revenue	64,573	108,081	(43,508)	(40.3)
Total revenue	929,023	931,803	(2,780)	(0.3)

Costs and Expenses:
Cost of services	479,821	497,162	(17,341)	(3.5)
% of Service revenue	55.5%	60.4%
Cost of sales - equipment and other	198,356	282,028	(83,672)	(29.7)
Selling, general and administrative expenses	200,086	251,522	(51,436)	(20.4)
% of Total revenue	21.5%	27.0%
Depreciation and amortization	50,857	19,250	31,607	*
Total costs and expenses	929,120	1,049,962	(120,842)	(11.5)

Operating income (loss)	$(97)	$(118,159)	$118,062	99.9

Other data:
Wireless subscribers, as of period end (in millions)**	7.375	7.357	0.018	0.2
Wireless subscriber additions, gross (in millions)	0.504	0.634	(0.130)	(20.5)
Wireless subscriber additions (losses), net (in millions) ***	(0.118)	0.212	(0.330)	*
Wireless ARPU	$38.60	$37.40	$1.20	3.2
Wireless churn rate	2.88%	2.69%	0.19%	7.1
Purchases of property and equipment	$28,992	$—	$28,992	*
OIBDA	$50,760	$(98,909)	$149,669	*

*Percentage is not meaningful.

**In June of 2026, we removed approximately 34,000 subscribers from our period end Wireless subscriber count that were placed on pause and are not expected to reactivate. If these subscribers subsequently reactivate, they will be counted as a new Wireless subscriber addition. This removal had no material impact on any other reported subscriber metrics, other than our period end Wireless subscriber count.

***	Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 118,000 net Wireless subscribers during the three months ended June 30, 2026 compared to the addition of approximately 212,000 net Wireless subscribers during the same period in 2025. The decrease in net Wireless subscriber additions primarily resulted from lower gross new Wireless subscriber activations, lower net Government subsidized subscriber activations and a higher Wireless churn rate compared to the same period in 2025.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers, gross. During the three months ended June 30, 2026, we activated approximately 504,000 gross new Wireless subscribers compared to approximately 634,000 gross new Wireless subscribers during the same period in 2025, a decrease of 20.5%. This decrease in gross new Wireless subscribers primarily resulted from lower marketing expenditures and our focus on profitable growth under our new variable cost structure due to our transition to a Hybrid MNO. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the three months ended June 30, 2026 was 2.88% compared to 2.69% for the same period in 2025. Our Wireless churn rate for the three months ended June 30, 2026 was negatively impacted by fewer wireless device upgrades. Our Wireless churn rates continue to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $864 million for the three months ended June 30, 2026, an increase of $41 million or 4.9% compared to the same period in 2025. The increase in “Service revenue” compared to the same period in 2025 was primarily related to a higher average Wireless subscriber base and an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $38.60 during the three months ended June 30, 2026 versus $37.40 during the same period in 2025. The $1.20 or 3.2% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $65 million for the three months ended June 30, 2026, a decrease of $44 million or 40.3% compared to the same period in 2025. The decrease in “Equipment sales and other revenue” compared to the same period in 2025 was primarily related to a decrease in units shipped and an increase in sales of wireless devices with lower revenue per unit, partially offset by lower promotional subsidies.

Cost of services. “Cost of services” totaled $480 million for the three months ended June 30, 2026, a decrease of $17 million or 3.5% compared to the same period in 2025. The decrease in “Cost of services” compared to the same period in 2025 was primarily attributable to lower network services costs per subscriber as we transition to our Hybrid MNO and lower variable costs resulting from our emphasis on acquiring and retaining higher quality subscribers.

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

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $198 million for the three months ended June 30, 2026, a decrease of $84 million or 29.7% compared to the same period in 2025. The decrease in “Cost of sales – equipment and other” compared to the same period in 2025 primarily resulted from a decrease in units shipped and an increase in sales of wireless devices with lower cost per unit, partially offset by lower vendor rebates.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $200 million during the three months ended June 30, 2026, a $51 million decrease compared to the same period in 2025. This change primarily resulted from a decrease in subscriber acquisition costs resulting from lower gross new Wireless subscriber activations, including lower marketing expenditures, partially offset by an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $51 million during the three months ended June 30, 2026, a $32 million increase compared to the same period in 2025. This change was primarily driven by depreciation and amortization expense related to our Hybrid MNO for the three months ended June 30, 2026.

In light of the AT&T Transactions, we have transitioned to a Hybrid MNO, which includes operating our 5G Network core beginning in September 2025 and prospectively. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,732,633	$1,633,329	$99,304	6.1
Equipment sales and other revenue	158,881	268,142	(109,261)	(40.7)
Total revenue	1,891,514	1,901,471	(9,957)	(0.5)

Costs and Expenses:
Cost of services	960,022	962,624	(2,602)	(0.3)
% of Service revenue	55.4%	58.9%
Cost of sales - equipment and other	449,503	631,246	(181,743)	(28.8)
Selling, general and administrative expenses	417,512	480,217	(62,705)	(13.1)
% of Total revenue	22.1%	25.3%
Depreciation and amortization	100,356	39,437	60,919	*
Total costs and expenses	1,927,393	2,113,524	(186,131)	(8.8)

Operating income (loss)	$(35,879)	$(212,053)	$176,174	83.1

Other data:
Wireless subscribers, as of period end (in millions)**	7.375	7.357	0.018	0.2
Wireless subscriber additions, gross (in millions)	1.120	1.291	(0.171)	(13.2)
Wireless subscriber additions (losses), net (in millions) ***	(0.102)	0.362	(0.464)	*
Wireless ARPU	$38.60	$37.64	$0.96	2.6
Wireless churn rate	2.82%	2.75%	0.07%	2.5
Purchases of property and equipment, net of refunds	$57,825	$—	$57,825	*
OIBDA	$64,477	$(172,616)	$237,093	*

*Percentage is not meaningful.

**In June of 2026, we removed approximately 34,000 subscribers from our period end Wireless subscriber count that were placed on pause and are not expected to reactivate. If these subscribers subsequently reactivate, they will be counted as a new Wireless subscriber addition. This removal had no material impact on any other reported subscriber metrics, other than our period end Wireless subscriber count.

***	Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 102,000 net Wireless subscribers during the six months ended June 30, 2026 compared to the addition of approximately 362,000 net Wireless subscribers during the same period in 2025. The decrease in net Wireless subscriber additions primarily resulted from lower net Government subsidized subscriber activations, lower gross new Wireless subscriber activations and a higher Wireless churn rate compared to the same period in 2025.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers, gross. During the six months ended June 30, 2026, we activated approximately 1.120 million gross new Wireless subscribers compared to approximately 1.291 million gross new Wireless subscribers during the same period in 2025, a decrease of 13.2%. This decrease in gross new Wireless subscribers primarily resulted from lower marketing expenditures and our focus on profitable growth under our new variable cost structure due to our transition to a Hybrid MNO. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the six months ended June 30, 2026 was 2.82% compared to 2.75% for the same period in 2025. Our Wireless churn rate for the six months ended June 30, 2026 was negatively impacted by fewer wireless device upgrades. Our Wireless churn rates continue to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $1.733 billion for the six months ended June 30, 2026, an increase of $99 million or 6.1% compared to the same period in 2025. The increase in “Service revenue” compared to the same period in 2025 was primarily related to a higher average Wireless subscriber base and an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $38.60 during the six months ended June 30, 2026 versus $37.64 during the same period in 2025. The $0.96 or 2.6% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $159 million for the six months ended June 30, 2026, a decrease of $109 million or 40.7% compared to the same period in 2025. The decrease in “Equipment sales and other revenue” compared to the same period in 2025 was primarily related to a decrease in units shipped and an increase in sales of wireless devices with lower revenue per unit, partially offset by lower promotional subsidies.

Cost of services. “Cost of services” totaled $960 million for the six months ended June 30, 2026, a decrease of $3 million or 0.3% compared to the same period in 2025. The decrease in “Cost of services” compared to the same period in 2025 was primarily attributable to lower network services costs per subscriber as we transition to our Hybrid MNO and lower variable costs resulting from our emphasis on acquiring and retaining higher quality subscribers.

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

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $450 million for the six months ended June 30, 2026, a decrease of $182 million or 28.8% compared to the same period in 2025. The decrease in “Cost of sales – equipment and other” compared to the same period in 2025 primarily resulted from a decrease in units shipped and an increase in sales of wireless devices with lower cost per unit, partially offset by lower vendor rebates.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $418 million during the six months ended June 30, 2026, a $63 million decrease compared to the same period in 2025. This change primarily resulted from a decrease in subscriber acquisition costs resulting from lower gross new Wireless subscriber activations, including lower marketing expenditures, partially offset by an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $100 million during the six months ended June 30, 2026, a $61 million increase compared to the same period in 2025. This change was primarily driven by depreciation and amortization expense related to our Hybrid MNO for the six months ended June 30, 2026.

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

Backlog

As of June 30, 2026, our Broadband and Satellite Services segment had approximately $1.4 billion of contracted revenue backlog. We define the Broadband and Satellite Services segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$234,943	$273,441	$(38,498)	(14.1)
Equipment sales and other revenue	81,961	66,339	15,622	23.5
Total revenue	316,904	339,780	(22,876)	(6.7)

Costs and Expenses:
Cost of services	96,951	115,232	(18,281)	(15.9)
% of Service revenue	41.3%	42.1%
Cost of sales - equipment and other	53,949	63,551	(9,602)	(15.1)
% of Equipment sales and other revenue	65.8%	95.8%
Selling, general and administrative expenses	65,805	93,298	(27,493)	(29.5)
% of Total revenue	20.8%	27.5%
Depreciation and amortization	50,017	104,437	(54,420)	(52.1)
Impairments and other	(275)	—	(275)	*
Total costs and expenses	266,447	376,518	(110,071)	(29.2)

Operating income (loss)	$50,457	$(36,738)	$87,195	*

Other data:
Broadband subscribers, as of period end (in millions)	0.622	0.819	(0.197)	(24.1)
Broadband subscriber additions (losses), net (in millions)	(0.059)	(0.034)	(0.025)	(73.5)
Purchases of property and equipment (1)	$6,942	$43,118	$(36,176)	(83.9)
OIBDA	$100,474	$67,699	$32,775	48.4

*	Percentage is not meaningful.

(1) Purchases of property and equipment includes satellite purchases during the three months ended June 30, 2026 and 2025 of zero and $1 million, respectively.

Broadband subscribers. We lost approximately 59,000 net Broadband subscribers during the three months ended June 30, 2026 compared to the loss of approximately 34,000 net Broadband subscribers during the same period in 2025. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $235 million for the three months ended June 30, 2026, a decrease of $38 million, or 14.1%, as compared to 2025. The decrease was primarily attributable to lower sales of broadband services to our North American consumer customers and our international enterprise customers, partially offset by higher sales of broadband services to our North American enterprise customers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $82 million for the three months ended June 30, 2026, an increase of $16 million, or 23.5%, as compared to 2025. The increase was primarily attributable to higher hardware sales to our North American enterprise customers.

Cost of services. “Cost of services” totaled $97 million for the three months ended June 30, 2026, a decrease of $18 million, or 15.9%, as compared to 2025. The decrease was primarily attributable to lower costs of broadband services to our North American consumer customers and our international enterprise customers. Our “Cost of services” represented 41.3% and 42.1% of “Service revenue” during the three months ended June 30, 2026 and 2025, respectively.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $54 million for the three months ended June 30, 2026, a decrease of $10 million, or 15.1%, as compared to 2025. The decrease was primarily attributable to lower costs of equipment to our North American enterprise customers. Our “Cost of sales – equipment and other” represented 65.8% and 95.8% of “Equipment sales and other revenue” during the three months ended June 30, 2026 and 2025, respectively. The three months ended June 30, 2025 was negatively impacted by a one-time project charge.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $66 million for the three months ended June 30, 2026, a decrease of $27 million, or 29.5%, as compared to 2025. The decrease was primarily attributable to lower marketing expenditures and lower costs to support the Broadband and Satellite Services segment due to cost reduction measures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $50 million for the three months ended June 30, 2026, a decrease of $54 million, or 52.1%, as compared to 2025. This change was primarily driven by a decrease in depreciation expense for the assets impaired during the fourth quarter of 2025.

Impairments and other. “Impairments and other” totaled less than $1 million during the three months ended June 30, 2026. This amount primarily related to gains on the settlement of our estimated exit, disposal and other costs related to the abandonment of certain international assets that would no longer be utilized in our business as a result of the SpaceX Transactions.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$483,602	$550,385	$(66,783)	(12.1)
Equipment sales and other revenue	162,958	160,053	2,905	1.8
Total revenue	646,560	710,438	(63,878)	(9.0)

Costs and Expenses:
Cost of services	199,303	228,357	(29,054)	(12.7)
% of Service revenue	41.2%	41.5%
Cost of sales - equipment and other	124,839	145,285	(20,446)	(14.1)
% of Equipment sales and other revenue	76.6%	90.8%
Selling, general and administrative expenses	128,095	183,394	(55,299)	(30.2)
% of Total revenue	19.8%	25.8%
Depreciation and amortization	99,957	209,335	(109,378)	(52.3)
Impairments and other	(275)	—	(275)	*
Total costs and expenses	551,919	766,371	(214,452)	(28.0)

Operating income (loss)	$94,641	$(55,933)	$150,574	*

Other data:
Broadband subscribers, as of period end (in millions)	0.622	0.819	(0.197)	(24.1)
Broadband subscriber additions (losses), net (in millions)	(0.117)	(0.064)	(0.053)	(82.8)
Purchases of property and equipment, net of refunds (1)	$18,552	$75,221	$(56,669)	(75.3)
OIBDA	$194,598	$153,402	$41,196	26.9
*	Percentage is not meaningful.

(1) Purchases of property and equipment includes satellite purchases during the six months ended June 30, 2026 and 2025 of zero and $14 million, respectively.

Broadband subscribers. We lost approximately 117,000 net Broadband subscribers during the six months ended June 30, 2026 compared to the loss of approximately 64,000 net Broadband subscribers during the same period in 2025. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $484 million for the six months ended June 30, 2026, a decrease of $67 million, or 12.1%, as compared to 2025. The decrease was primarily attributable to lower sales of broadband services to our North American consumer customers, partially offset by higher sales of broadband services to our North American enterprise customers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $163 million for the six months ended June 30, 2026, an increase of $3 million, or 1.8%, as compared to 2025. The increase was primarily attributable to higher hardware sales to our North American enterprise customers, partially offset by lower hardware sales to our international enterprise customers.

Cost of services. “Cost of services” totaled $199 million for the six months ended June 30, 2026, a decrease of $29 million, or 12.7%, as compared to 2025. The decrease was primarily attributable to lower costs of broadband services to our North American consumer customers and our international enterprise customers. Our “Cost of services” represented 41.2% and 41.5% of “Service revenue” during the six months ended June 30, 2026 and 2025, respectively.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $125 million for the six months ended June 30, 2026, a decrease of $20 million, or 14.1%, as compared to 2025. The decrease was primarily attributable to lower costs of equipment to our North American and our international enterprise customers. Our “Cost of sales – equipment and other” represented 76.6% and 90.8% of “Equipment sales and other revenue” during the six months ended June 30, 2026 and 2025, respectively. The six months ended June 30, 2025 was negatively impacted by a one-time project charge.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $128 million for the six months ended June 30, 2026, a decrease of $55 million, or 30.2%, as compared to 2025. The decrease was primarily attributable to lower marketing expenditures and lower costs to support the Broadband and Satellite Services segment due to cost reduction measures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $100 million for the six months ended June 30, 2026, a decrease of $109 million, or 52.3%, as compared to 2025. This change was primarily driven by a decrease in depreciation expense for the assets impaired during the fourth quarter of 2025.

Impairments and other. “Impairments and other” totaled less than $1 million during the six months ended June 30, 2026. This amount primarily related to gains on the settlement of our estimated exit, disposal and other costs related to the abandonment of certain international assets that would no longer be utilized in our business as a result of the SpaceX Transactions.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other Segment

Substantially all of our Other segment was deconsolidated as of June 30, 2026. The financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026.

Our Other segment primarily consists of our legacy 5G Network and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in Note 11 “Recent Developments – FCC Review” in the Notes to our Condensed Consolidated Financial Statements, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell a material amount of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we had no customer traffic on our 5G Network.

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

While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 since we satisfied the remaining Extension Request commitments. Also see Note 11 “Recent Developments – FCC Review” in the Notes to our Condensed Consolidated Financial Statements for further information on the FCC’s completed review of our compliance with our obligations regarding our federal spectrum licenses.

On May 28, 2026, we, through our relevant subsidiaries, filed requests for certain extensions and waivers of applicable time limits for our 700 MHz, AWS-3, CBRS, MVDDS, C-Band, and mmWave licenses (“2026 Request”). The 2026 Request is currently pending with the FCC.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Other Segment

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	91,548	71,876	19,672	27.4
Total revenue	91,548	71,876	19,672	27.4

Costs and Expenses:
Cost of services	—	357,087	(357,087)	*
Cost of sales - equipment and other	135,684	—	135,684	*
Selling, general and administrative expenses	26,993	51,864	(24,871)	(48.0)
Depreciation and amortization	11,354	317,713	(306,359)	(96.4)
Impairments and other	(2,011)	—	(2,011)	*
Total costs and expenses	172,020	726,664	(554,644)	(76.3)

Operating income (loss)	$(80,472)	$(654,788)	$574,316	87.7

Other data:
Purchases of property and equipment	$1,103	$171,475	$(170,372)	(99.4)
OIBDA	$(69,118)	$(337,075)	$267,957	79.5
*	Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $92 million for the three months ended June 30, 2026, an increase of $20 million or 27.4% compared to the same period in 2025. The increase in “Equipment sales and other revenue” compared to the same period in 2025 was primarily related to leased spectrum revenue, partially offset by lower intercompany MNO revenue.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $136 million for the three months ended June 30, 2026, a decrease of $221 million compared to the same period in 2025. Beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of services” excludes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs, which are now included in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $27 million for the three months ended June 30, 2026, a decrease of $25 million, or 48.0%, as compared to 2025. This change was primarily related to a decrease in costs to support the Other segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $11 million during the three months ended June 30, 2026, a $306 million or 96.4% decrease compared to the same period in 2025. This change was primarily driven by no depreciation expense for the 5G Network assets impaired during the third quarter of 2025.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business and in September 2025 we recorded a non-cash impairment for certain 5G Network assets. As a result, we no longer have depreciation expense related to these 5G Network assets effective September 2025.

Impairments and other. “Impairments and other” totaled $2 million during the three months ended June 30, 2026. This amount primarily related to gains on the settlement of our estimated exit, disposal and other costs related to the termination of our 5G Network deployment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	182,531	134,173	48,358	36.0
Total revenue	182,531	134,173	48,358	36.0

Costs and Expenses:
Cost of services	—	700,167	(700,167)	*
Cost of sales - equipment and other	318,816	—	318,816	*
Selling, general and administrative expenses	76,993	95,562	(18,569)	(19.4)
Depreciation and amortization	22,659	621,642	(598,983)	(96.4)
Impairments and other	(68,170)	—	(68,170)	*
Total costs and expenses	350,298	1,417,371	(1,067,073)	(75.3)

Operating income (loss)	$(167,767)	$(1,283,198)	$1,115,431	86.9

Other data:
Purchases of property and equipment, net of refunds	$5,967	$335,411	$(329,444)	(98.2)
OIBDA	$(145,108)	$(661,556)	$516,448	78.1

*Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $183 million for the six months ended June 30, 2026, an increase of $48 million or 36.0% compared to the same period in 2025. The increase in “Equipment sales and other revenue” compared to the same period in 2025 was primarily related to leased spectrum revenue, partially offset by lower intercompany MNO revenue.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $319 million for the six months ended June 30, 2026, a decrease of $381 million compared to the same period in 2025. Beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of services” excludes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs, which are now included in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $77 million for the six months ended June 30, 2026, a decrease of $19 million, or 19.4%, as compared to 2025. This change was primarily related to a decrease in personal and other costs to support the Other segment. partially offset by an increase in legal fees, mainly due to RSA Settlement costs of $50 million. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled $23 million during the six months ended June 30, 2026, a $599 million or 96.4% decrease compared to the same period in 2025. This change was primarily driven by no depreciation expense for the 5G Network assets impaired during the third quarter of 2025.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business and in September 2025 we recorded a non-cash impairment for certain 5G Network assets. As a result, we no longer have depreciation expense related to these 5G Network assets effective September 2025.

Impairments and other. “Impairments and other” totaled $68 million during the six months ended June 30, 2026. This amount primarily related to gains on the settlement of our estimated exit, disposal and other costs related to the termination of our 5G Network deployment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Operating income (loss)	$512,938	$(213,408)	$726,346	*

Other Income (Expense):
Interest income	40,912	65,369	(24,457)	(37.4)
Interest expense, net of amounts capitalized	(509,146)	(279,232)	(229,914)	(82.3)
Deconsolidation gain	9,728,958	—	9,728,958	*
Other, net	16,452	35,137	(18,685)	(53.2)
Total other income (expense)	9,277,176	(178,726)	9,455,902	*

Income (loss) before income taxes	9,790,114	(392,134)	10,182,248	*
Income tax (provision) benefit, net	(1,327,569)	85,290	(1,412,859)	*
Effective tax rate	13.6%	21.8%
Net income (loss)	8,462,545	(306,844)	8,769,389	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	173	(712)	885	*
Net income (loss) attributable to EchoStar	$8,462,372	$(306,132)	$8,768,504	*

*Percentage is not meaningful.

Interest income. “Interest income” totaled $41 million during the three months ended June 30, 2026, a decrease of $24 million compared to the same period in 2025. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the three months ended June 30, 2026. The three months ended June 30, 2026 was positively impacted by interest income resulting from the SpaceX Reimbursement of Cash Interim Debt Service Payments. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $509 million during the three months ended June 30, 2026, an increase of $230 million compared to the same period in 2025. The three months ended June 30, 2026 was negatively impacted by a $302 million decrease in capitalized interest compared to the same period in 2025 due to fewer activities that qualify for capitalization. As a result of the termination of the deployment of our 5G Network, we no longer have 5G Network activities that qualify for capitalization and as such ceased capitalizing interest on the 5G Network qualifying assets at the end of August 2025. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information. The three months ended June 30, 2026 was positively impacted by the repurchases and redemption of debt in 2026 and 2025.

Deconsolidation gain. “Deconsolidation gain” totaled $9.729 billion during the three months ended June 30, 2026. This amount related to the filing of the Prepackaged Chapter 11 Cases in June 2026 and the non-cash gain resulting from the Deconsolidated Subsidiaries. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other, net. “Other, net” income totaled $16 million during the three months ended June 30, 2026, a decrease of $19 million compared to the same period in 2025. The three months ended June 30, 2026 was positively impacted by $11 million in net gains on marketable and non-marketable investment securities and other. The three months ended June 30, 2025 was positively impacted by a $37 million in asset sales and other net gains, partially offset by $8 million in net losses and impairments on marketable and non-marketable investment securities.

Income tax (provision) benefit, net. Our income tax provision was $1.328 billion during the three months ended June 30, 2026, compared to a benefit of $85 million for the same period in 2025. The change was primarily related to an increase in “Income (loss) before income taxes” and the change in our effective tax rate during the three months ended June 30, 2026. Our effective tax rate during the three months ended June 30, 2026 was impacted by the deconsolidation of the Deconsolidated Subsidiaries. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Operating income (loss)	$905,785	$(301,540)	$1,207,325	*

Other Income (Expense):
Interest income	70,321	130,898	(60,577)	(46.3)
Interest expense, net of amounts capitalized	(1,101,806)	(565,287)	(536,519)	(94.9)
Deconsolidation gain	9,728,958	—	9,728,958	*
Other, net	18,636	76,527	(57,891)	(75.6)
Total other income (expense)	8,716,109	(357,862)	9,073,971	*

Income (loss) before income taxes	9,621,894	(659,402)	10,281,296	*
Income tax (provision) benefit, net	(1,306,649)	149,277	(1,455,926)	*
Effective tax rate	13.6%	22.6%
Net income (loss)	8,315,245	(510,125)	8,825,370	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(242)	(1,324)	1,082	81.7
Net income (loss) attributable to EchoStar	$8,315,487	$(508,801)	$8,824,288	*

*Percentage is not meaningful.

Interest income. “Interest income” totaled $70 million during the six months ended June 30, 2026, a decrease of $61 million compared to the same period in 2025. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the six months ended June 30, 2026. The six months ended June 30, 2026 was positively impacted by interest income resulting from the SpaceX Reimbursement of Cash Interim Debt Service Payments. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $1.102 billion during the six months ended June 30, 2026, an increase of $537 million compared to the same period in 2025. The six months ended June 30, 2026 was negatively impacted by a $610 million decrease in capitalized interest compared to the same period in 2025 due to fewer activities that qualify for capitalization. As a result of the termination of the deployment of our 5G Network, we no longer have 5G Network activities that qualify for capitalization and as such ceased capitalizing interest on the 5G Network qualifying assets at the end of August 2025. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information. The six months ended June 30, 2026 was positively impacted by the repurchases and redemption of debt in 2026 and 2025.

Deconsolidation gain. “Deconsolidation gain” totaled $9.729 billion during the six months ended June 30, 2026. This amount related to the filing of the Prepackaged Chapter 11 Cases in June 2026 and the non-cash gain resulting from the Deconsolidated Subsidiaries. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other, net. “Other, net” income totaled $19 million during the six months ended June 30, 2026, a decrease of $58 million compared to the same period in 2025. The six months ended June 30, 2026 was positively impacted by $8 million in net gains on marketable and non-marketable investment securities. The six months ended June 30, 2025 was positively impacted by a $37 million in asset sales and other net gains, $16 million in net gains on marketable and non-marketable investment securities and $11 million of early debt extinguishment gains from the repurchases of our senior secured notes.

Income tax (provision) benefit, net. Our income tax provision was $1.307 billion during the six months ended June 30, 2026, compared to a benefit of $149 million for the same period in 2025. The change was primarily related to an increase in “Income (loss) before income taxes” and the change in our effective tax rate during the six months ended June 30, 2026. Our effective tax rate during the six months ended June 30, 2026 was impacted by the deconsolidation of the Deconsolidated Subsidiaries. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Segment OIBDA is calculated by adding back depreciation and amortization expense to business segments operating income (loss). See Note 12 to the Notes to our Condensed Consolidated Financial Statements for further information. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

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

For the Three Months Ended June 30, 2026	Pay-TV	Wireless	Broadband and Satellite Services	Other	Eliminations	Consolidated Total

	(In thousands)
Segment operating income (loss)	$542,341	$(97)	$50,457	$(80,472)	$709	$512,938
Depreciation and amortization	58,315	50,857	50,017	11,354	—	170,543
OIBDA	600,656	50,760	100,474	(69,118)	709	683,481
Impairments and other	—	—	(275)	(2,011)	—	(2,286)
Adjusted OIBDA	$600,656	$50,760	$100,199	$(71,129)	$709	$681,195

For the Three Months Ended June 30, 2025
Segment operating income (loss)	$595,552	$(118,159)	$(36,738)	$(654,788)	$725	$(213,408)
Depreciation and amortization	67,825	19,250	104,437	317,713	(16,170)	493,055
OIBDA	663,377	(98,909)	67,699	(337,075)	(15,445)	279,647
Impairments and other	—	—	—	—	—	—
Adjusted OIBDA	$663,377	$(98,909)	$67,699	$(337,075)	$(15,445)	$279,647

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the Six Months Ended June 30, 2026	Pay-TV	Wireless	Broadband and Satellite Services	Other	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,013,908	$(35,879)	$94,641	$(167,767)	$882	$905,785
Depreciation and amortization	114,181	100,356	99,957	22,659	(9)	337,144
OIBDA	1,128,089	64,477	194,598	(145,108)	873	1,242,929
Impairments and other	—	—	(275)	(68,170)	—	(68,445)
Adjusted OIBDA	$1,128,089	$64,477	$194,323	$(213,278)	$873	$1,174,484

For the Six Months Ended June 30, 2025

Segment operating income (loss)	$1,248,982	$(212,053)	$(55,933)	$(1,283,198)	$662	$(301,540)
Depreciation and amortization	144,268	39,437	209,335	621,642	(33,294)	981,388
OIBDA	1,393,250	(172,616)	153,402	(661,556)	(32,632)	679,848
Impairments and other	—	—	—	—	—	—
Adjusted OIBDA	$1,393,250	$(172,616)	$153,402	$(661,556)	$(32,632)	$679,848

The changes in OIBDA and Adjusted OIBDA during the three and six months ended June 30, 2026, compared to the same period in 2025, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

The summarized balance sheet information for the combined obligor group of the EchoStar Notes is presented in the table below.

	As of
	June 30,	December 31,
	2026	2025

	(In thousands)
Current assets	$2,122,638	$2,913,656
Noncurrent assets	12,391,250	12,386,980
Current liabilities	408,549	380,977
Noncurrent liabilities	10,509,302	9,382,826
Due from non-guarantors	1,966,292	1,378,026

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The summarized results of operations information for the combined obligor group of the EchoStar Notes is presented in the table below.

For the Six Months Ended
June 30, 2026
(In thousands)
Total revenues	$331
Operating income (loss)	(58,331)
Net income (loss)	(350,372)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Current Restricted Cash and Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our current restricted cash and cash equivalents and marketable investment securities. As of June 30, 2026, our cash, cash equivalents, current restricted cash and cash equivalents, and current marketable investment securities totaled $1.552 billion compared to $3.160 billion as of December 31, 2025, a decrease of $1.608 billion. This decrease in cash, cash equivalents, current restricted cash and cash equivalents and current marketable investment securities primarily resulted from the redemption of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 of $1.787 billion, cash divested from the Deconsolidated Entities of $363 million and capital expenditures of $226 million (including capitalized interest related to regulatory authorizations), partially offset by the $414 million SpaceX Reimbursement of Cash Interim Debt Service Payments and cash generated from operating activities of $228 million. Cash divested from the Deconsolidated Entities of $363 million included approximately $123 million of noncurrent restricted cash.

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2026.

Cash flows from operating activities

For the six months ended June 30, 2026, we reported inflows from “Net cash flows from operating activities” of $228 million primarily attributable to $159 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Impairments and other,” “Deconsolidation gain,” “Realized and unrealized losses (gains) and impairments on investments and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes, cash interest payments and other working capital changes.

Cash flows from investing activities

For the six months ended June 30, 2026, we reported inflows from “Net cash flows from investing activities” of $812 million primarily related to $995 million in net sales of marketable investment securities and the $414 million SpaceX Reimbursement of Cash Interim Debt Service Payments, partially offset by cash divested from the Deconsolidated Entities of $363 million and capital expenditures of $226 million (including capitalized interest related to regulatory authorizations).

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash flows from financing activities

For the six months ended June 30, 2026, we reported outflows from “Net cash flows from financing activities” of $1.779 billion primarily related to the redemption of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 of $1.787 billion.

Free Cash Flow and Adjusted Free Cash Flow

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

We define adjusted free cash flow as “Net cash flows from operating activities” less: (i) “Purchases of property and equipment” and (ii) “Capitalized interest related to regulatory authorizations,” adjusted to add (i) “SpaceX Reimbursement of Cash Interim Debt Service Payments” as shown on our Condensed Consolidated Statements of Cash Flows. We believe adjusted free cash flow is an important metric because, while the SpaceX Reimbursement of Cash Interim Debt Service Payments represents a one-time cash inflow associated with the SpaceX Transactions, it is directly linked to our operations as it reimburses us for historical operating cash outflows, specifically, interest payments we previously funded.

Free cash flow and adjusted free cash flow are not measures determined in accordance with GAAP and should not be considered a substitute for “Operating income (loss),” “Net income (loss),” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow and adjusted free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities.”

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following table reconciles free cash flow and adjusted free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended
	June 30,
	2026	2025

	(In thousands)
Net cash flows from operating activities	$228,324	$214,267
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	(225,734)	(1,125,385)
Free cash flow	2,590	(911,118)
SpaceX Reimbursement of Cash Interim Debt Service Payments	413,663	—
Adjusted free cash flow	$416,253	$(911,118)

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

Prospectively, beginning in the third quarter of 2026, our results of operations will be materially different as we will no longer have the operations of the DISH DBS Deconsolidated Subsidiaries or the DISH Wireless Filing Entities, which represent the entirety of our Pay-TV segment and substantially all of our expenses for the Other segment, respectively, which will impact our operational liquidity. The DISH DBS Filing Entities are targeting emergence from the Prepackaged Chapter 11 Plan during the second half of 2026, subject to Bankruptcy Court approval, upon which we will regain control of the DISH DBS Deconsolidated Subsidiaries and reconsolidate those subsidiaries at that time based on the associated fair value of their assets and liabilities. Upon reconsolidation, the DISH DBS Deconsolidated Subsidiaries results of operations will be included in our results of operations.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH Network

The indentures related to our outstanding DISH Network senior secured notes contain restrictive covenants that, among other things, impose limitations on our ability and certain of our subsidiaries to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments of spectrum collateral; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.

Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. In addition, the Convertible Notes provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes. As of the date of filing of this Quarterly Report on Form 10-Q, we and DISH Network were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Obligations and Future Capital Requirements

Contractual Obligations

See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated from the AT&T Closing and SpaceX Transactions, as detailed in Note 1 in the Notes to our Condensed Consolidated Financial Statements.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

On July 28, 2026, in connection with the AT&T Closing, we received proceeds of $20.250 billion in cash from AT&T. Concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. The DISH DBS Deconsolidated Subsidiaries used these proceeds to fully repay the aggregate principal balance of $2.0 billion for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026. The repayment in full for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026 and the discharge of the related Indenture obligations were authorized by the Bankruptcy Court presiding over the DISH DBS Filing Entities’ pending restructuring proceedings. In addition, the aggregate principal balance of $3.5 billion for the DISH Network 11 3/4% Senior Secured Notes due 2027 were redeemed in full. Furthermore, on July 28, 2026, we contributed our receivable for the DISH 2021 Intercompany Loan 2026 Tranche to DISH Network. As a result of this contribution, the $4.767 billion outstanding balance of the DISH 2021 Intercompany Loan 2026 Tranche including interest paid in kind was extinguished. As a result of the AT&T Closing and satisfaction of our obligation to pay the FCC, substantial doubt regarding our ability to continue as a going concern does not exist.

The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2026 are expected to be driven by costs associated with our Hybrid MNO network and subscriber premises equipment. These expenditures are necessary for our Hybrid MNO network as well as to operate and maintain our DISH TV services. Consequently, we consider certain of them to be non-discretionary.

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

Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. During the six months ended June 30, 2026, we repaid approximately $202 million of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. On March 16, 2026, we prepaid without penalty, the remaining balance of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 totaling approximately $1.6 billion.

DISH 2021 Intercompany Loan 2028 Tranche. On July 28, 2026, concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network.

11 3/4% Senior Secured Notes due 2027. On July 28, 2026, concurrently with the AT&T Closing, the aggregate principal balance of $3.5 billion for the DISH Network 11 3/4% Senior Secured Notes due 2027 were redeemed in full.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended June 30, 2026. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in internal control over financial reporting

Effective June 30, 2026, our control environment was modified in response to our subsidiary, DISH DBS Corporation and certain of its subsidiaries (“DISH DBS Filing Entities”), including DISH Wireless L.L.C. and its subsidiaries (the “DISH Wireless Filing Entities,” and together with DISH DBS Filing Entities, the “Filing Entities”), having commenced voluntary cases under chapter 11 of the United States Bankruptcy Code (the “Prepackaged Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Houston Division, to pursue confirmation of a joint prepackaged plan of reorganization (the "Prepackaged Chapter 11 Plan") that restructures certain liabilities of the DISH DBS Filing Entities and DISH Wireless Filing Entities.

We removed internal control activities unique to the operational environments of the Filing Entities from the scope of our integrated controls.

To address the resulting incremental financial reporting risks and ensure completeness and accuracy of our financial statements, management designed and implemented the following incremental internal controls as of June 30, 2026:

●	Financial Reporting and Deconsolidation Controls: Established hard close procedures on the petition date, assessing reporting entity boundaries for proper deconsolidation. These controls include specific review mechanisms to verify the mathematical accuracy of deconsolidation gain or loss calculations by derecognizing all assets, liabilities, including the fair value of the retained interest of the Filing Entities.

Apart from the modifications described above regarding the deconsolidation of the Filing Entities, no other changes occurred in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 11 “Commitments and Contingencies – Contingencies – Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

We are subject to risks and uncertainties associated with the Chapter 11 bankruptcy proceedings of certain of our subsidiaries.

On June 30, 2026, our subsidiary, DISH DBS Corporation and certain of its subsidiaries (the “DISH DBS Filing Entities”), including DISH Wireless L.L.C. and its subsidiaries (the “DISH Wireless Filing Entities,” and together with the DISH DBS Filing Entities, the “Filing Entities”), commenced voluntary cases under chapter 11 of the United States Bankruptcy Code (the “Prepackaged Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Houston Division, to pursue confirmation of a joint prepackaged plan of reorganization (the "Prepackaged Chapter 11 Plan") that restructures certain liabilities of DISH DBS and DISH Wireless. The Plan implements the terms of a Restructuring Support Agreement (the “RSA”) entered into on March 19, 2026 with creditors now holding more than 88% of DISH DBS’s secured and unsecured notes. Confirmation of the Prepackaged Chapter 11 Plan, the timing of emergence and consummation of the restructuring remain subject to approval by the Bankruptcy Court and satisfaction of applicable conditions. EchoStar Corporation is not a debtor in the Prepackaged Chapter 11 Cases, and certain subsidiaries and operating brands are not included in the proceedings. Nevertheless, the Prepackaged Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations, liquidity and prospects.

These specific risks include, but are not limited to, the following:

●	Prepackaged Chapter 11 Plan confirmation, timing and execution risks: Although the Prepackaged Chapter 11 Plan has significant creditor support, the bankruptcy court must confirm the Prepackaged Chapter 11 Plan before the restructuring can be consummated. Objections by minority creditors, disputes regarding the Prepackaged Chapter 11 Plan or RSA, failure to satisfy conditions to confirmation or effectiveness, appeals or other legal or procedural developments could delay or prevent emergence from chapter 11 on a timely basis or at all, which would exacerbate the risks described below.
●	Potential parent-level claims and financial exposure: Although the Prepackaged Chapter 11 Cases are limited to DISH DBS, DISH Wireless and certain of their subsidiaries, and EchoStar Corporation is not a debtor, certain creditors have asserted and may in the future assert claims or causes of action against, have sought and may in the future seek recovery from, or otherwise attempt to impose liability on EchoStar or its non-debtor subsidiaries, whether or not the Prepackaged Chapter 11 Plan is confirmed. If any such claims are successful, our business, financial condition and liquidity could be materially adversely impacted.
●	Operational, asset and counterparty risks: The Prepackaged Chapter 11 Cases are intended to facilitate a rapid and orderly transition of the legacy DISH Wireless business infrastructure, including decommissioning of our facilities-based 5G network. Certain creditors’ claims in the Prepackaged Chapter 11 Cases may adversely affect our ability to preserve, transfer, monetize or otherwise realize value from assets held by debtor subsidiaries. During the pendency of the Prepackaged Chapter 11 Cases, our use of the property of the Subsidiary Filers outside the ordinary course of business will require approval by the Bankruptcy Court, which could adversely impact our flexibility in operating certain of our businesses.

In addition, the Prepackaged Chapter 11 Cases may disrupt relationships with vendors, customers, regulators and other counterparties, may reduce vendor confidence, make it harder for us to attract new customers and contribute to customer churn across active businesses, including DISH TV and Sling TV, and may make it more difficult to attract and retain employees. Consummation of the Prepackaged Chapter 11 Plan will require the devotion of management attention, and expenses related to the Prepackaged Chapter 11 Cases could be higher than anticipated.

●	Consolidated financial condition, debt and capital markets risks: The Prepackaged Chapter 11 Cases and our broader consolidated debt burden could materially adversely affect our liquidity, credit profile, access to capital and the market price of our securities. As a result, an investment in our securities may be highly speculative and subject to significant volatility.
●	Deconsolidation Risks. As a result of the Prepackaged Chapter 11 Cases, we have deconsolidated the Deconsolidated Subsidiaries effective June 30, 2026. Beginning with the third quarter of 2026, the operating results of the Deconsolidated Subsidiaries, which constitute our Pay-TV business and substantially all of our expenses for our Other segment, will no longer be included in our consolidated results of operations. Our reported results will be materially different than in prior periods, and comparisons with our historical financial performance will be more difficult.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock Repurchase Program

The following table provides information regarding repurchases of our Class A common stock from April 1, 2026 through June 30, 2026:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
April 1, 2026 - April 30, 2026	—	$—	—	$2,000,000
May 1, 2026 - May 31, 2026	—	$—	—	$2,000,000
June 1, 2026 - June 30, 2026	—	$—	—	$2,000,000
Total	—	$—	—	$2,000,000
(1)	Our Board of Directors previously authorized stock repurchases of up to $2.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2026. On July 30, 2026, our Board of Directors extended the plan such that we are currently authorized to repurchase up to $5.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2026. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5. OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibits.

TEST

10.1*

Trust Agreement (Wireless Creditor Trust), dated as of June 26, 2026, by and between EchoStar Corporation (on behalf of itself and its subsidiaries and affiliates) and The Bank of New York Mellon, as trustee (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of EchoStar Corporation filed July 28, 2026).

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended June 30, 2026 filed on August 3, 2026 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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
Paul W. Orban
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 3, 2026