Form 10-Q
period 2026-09-30
EchoStar CORP
filed 2026-11-03
CIK 1415404

=mj

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026.

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

As of October 26, 2026, the registrant’s outstanding common stock consisted of 159,629,687 shares of Class A common stock and 131,348,468 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “EchoStar,” the “Company,” “we,” “our” and “us” refer to EchoStar Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our wholly owned subsidiary, and its subsidiaries, “DISH DBS” refers to DISH DBS Corporation, a wholly-owned, indirect subsidiary of DISH Network, and its subsidiaries and “HSSC” refers to Hughes Satellite Systems Corporation, our wholly owned, indirect subsidiary, and its subsidiaries.

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

In light of the Prepackaged Chapter 11 Plan involving the DISH DBS Filing Entities and the DISH Wireless Filing Entities and the Hughes Chapter 11 Plan involving the Hughes Filing Entities (each as hereafter defined), a portion of our business has been deconsolidated for financial reporting purposes. The business description and risk factors below remain accurate as a description of our business and risk profile, but should be read together with the effects, and potential effects, of that deconsolidation and the related bankruptcy proceedings. See Note 3 for further information.

SUMMARY OF RISK FACTORS

Risks Relating to Bankruptcy

●	We are subject to risks and uncertainties associated with the Chapter 11 bankruptcy proceedings of certain of our subsidiaries.

Risks Relating to Pending Transactions

●	The timing and closing of the SpaceX Transactions are not certain, and are subject to certain conditions, some of which we cannot control, which could result in the SpaceX Transactions not being completed or being completed later than we expect, which could have a material adverse impact on our expected leverage and available cash-on-hand, as well as costs and revenues, or otherwise reduce the anticipated benefits of the SpaceX Transactions.

Risks Related to Our Potential Investment in SpaceX

●	Investor expectations regarding our potential investment in SpaceX may be currently influencing our stock price, and, if so, any adverse developments relating to SpaceX, changes in market perception of SpaceX or failure to complete the SpaceX Transactions could materially and negatively impact the market price of our Class A common stock.

i

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

●	We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could, among other things, increase our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity and AI Technologies

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

●	We use AI Technologies (as hereafter defined) in our business, and the use of these technologies involves, among other things, certain technological and legal risks.

Acquisition and Capital Structure Risks

●	Certain of our subsidiaries currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund their obligations over the next twelve months, which raises substantial doubt about certain of our subsidiaries’ ability to continue as a going concern.
●	We have substantial debt outstanding and may incur additional debt, and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We may need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	We are controlled by one principal stockholder who is our Chairman, President and Chief Executive Officer.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

Item 1. FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$13,437,355	$1,883,074
Current restricted cash, cash equivalents and marketable investment securities (Note 6)	—	175,838
Marketable investment securities	531,344	1,100,891
Trade accounts receivable, net of allowance for credit losses of $216,728 and $79,590, respectively	401,458	1,273,849
Advances to the Deconsolidated Subsidiaries, net of allowance for credit losses of $4,882 and $0, respectively	195,844	—
Inventory	119,213	380,647
Prepaids and other assets	151,151	284,194
Other current assets, net of allowance for credit losses of $22,649 and $0, respectively	112,182	34,678
Total current assets	14,948,547	5,133,171

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	72,151	176,203
Property and equipment, net	1,357,899	2,243,515
Regulatory authorizations, including restricted, net (Note 11)	17,116,754	34,548,952
Other investments, net	194,050	194,046
Operating lease assets	22,513	214,549
Intangible assets, net	39,656	54,413
FCC escrow	2,400,000	—
Other noncurrent assets, net	160,069	451,506
Total noncurrent assets	21,363,092	37,883,184
Total assets	$36,311,639	$43,016,355

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$291,074	$541,706
Deferred revenue and other	169,979	639,173
Accrued programming	—	1,224,222
Accrued interest	276,044	309,462
Other accrued expenses and liabilities	720,394	2,327,587
Current portion of debt, finance lease and other obligations (Note 10)	14,080	7,321,269
Total current liabilities	1,471,571	12,363,419

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 10)	9,642,155	18,658,602
Deferred tax liabilities, net	3,609,131	598,590
Operating lease liabilities	15,965	4,137,269
FCC escrow obligations	2,400,000	—
Long-term deferred revenue and other long-term liabilities	2,179,908	1,446,477
Total long-term obligations, net of current portion	17,847,159	24,840,938
Total liabilities	19,318,730	37,204,357

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Class A common stock, $0.001 par value, 1,600,000,000 shares authorized, 161,309,725 and 159,266,457 shares issued, 159,520,705 and 157,477,437 shares outstanding, respectively	161	159
Class B common stock, $0.001 par value, 800,000,000 shares authorized, 131,348,468 shares issued and outstanding	131	131
Additional paid-in capital	8,958,355	8,875,937
Accumulated other comprehensive income (loss)	(182,617)	(183,188)
Accumulated earnings (deficit)	8,218,993	(2,878,743)
Treasury stock, at cost, 1,789,020 shares	(48,512)	(48,512)
Total EchoStar stockholders’ equity (deficit)	16,946,511	5,765,784
Noncontrolling interests	46,398	46,214
Total stockholders’ equity (deficit)	16,992,909	5,811,998
Total liabilities and stockholders’ equity (deficit)	$36,311,639	$43,016,355

Note: The changes as of September 30, 2026 primarily resulted from the Deconsolidated Subsidiaries and the AT&T Transactions, unless noted otherwise. See Notes 1 and 3 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$1,030,877	$3,427,947	$7,707,955	$10,574,210
Equipment sales and other revenue	96,734	186,311	663,309	634,765
Total revenue	1,127,611	3,614,258	8,371,264	11,208,975

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	480,411	2,370,363	4,406,830	7,264,192
Cost of sales - equipment and other	170,428	391,524	1,126,305	1,185,219
Selling, general and administrative expenses	234,579	621,487	1,421,452	1,848,832
Depreciation and amortization	86,364	391,291	423,508	1,372,679
Impairments and other	8,079	16,481,468	(60,366)	16,481,468
Total costs and expenses	979,861	20,256,133	7,317,729	28,152,390

Operating income (loss)	147,750	(16,641,875)	1,053,535	(16,943,415)

Other Income (Expense):
Interest income	106,115	53,187	176,436	184,085
Interest expense, net of amounts capitalized (Note 2)	(312,230)	(377,072)	(1,414,036)	(942,359)
Deconsolidation gain (Note 3)	439,153	—	10,168,111	—
AT&T Transactions gain (Note 1)	3,106,788	—	3,106,788	—
Other, net (Note 6)	(88,609)	28,953	(69,973)	105,480
Total other income (expense)	3,251,217	(294,932)	11,967,326	(652,794)

Income (loss) before income taxes	3,398,967	(16,936,807)	13,020,861	(17,596,209)
Income tax (provision) benefit, net	(616,849)	4,155,459	(1,923,498)	4,304,736
Net income (loss)	2,782,118	(12,781,348)	11,097,363	(13,291,473)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(131)	(152)	(373)	(1,476)
Net income (loss) attributable to EchoStar	$2,782,249	$(12,781,196)	$11,097,736	$(13,289,997)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	290,724	288,051	289,966	287,362
Diluted	351,191	288,051	351,459	287,362

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$9.57	$(44.37)	$38.27	$(46.25)
Diluted net income (loss) per share attributable to EchoStar	$7.97	$(44.37)	$31.74	$(46.25)

Comprehensive Income (Loss):
Net income (loss)	$2,782,118	$(12,781,348)	$11,097,363	$(13,291,473)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,899	3,902	4,902	19,387
Unrealized holding gains (losses) on available-for-sale debt securities	(3,988)	1,330	(5,274)	48
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	(13)	223	1,115
Deferred income tax (expense) benefit, net	1,225	(706)	1,277	(548)
Total other comprehensive income (loss), net of tax	136	4,513	1,128	20,002
Comprehensive income (loss)	2,782,254	(12,776,835)	11,098,491	(13,271,471)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	92	(41)	184	1,594
Comprehensive income (loss) attributable to EchoStar	$2,782,162	$(12,776,794)	$11,098,307	$(13,273,065)

Note: The changes for the three and nine months ended September 30, 2026 primarily resulted from the Deconsolidated Subsidiaries and the AT&T Transactions, unless noted otherwise. See Notes 1 and 3 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interests	Total
Balance, December 31, 2024	$286	$8,768,360	$(195,711)	$11,618,437	$—	$53,853	$20,245,225
Issuance of Class A common stock	—	2,534	—	—	—	—	2,534
Non-cash, stock-based compensation	—	7,609	—	—	—	—	7,609
Other comprehensive income (loss)	—	—	7,846	—	—	1,802	9,648
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(612)	(612)
Net income (loss) attributable to EchoStar	—	—	—	(202,669)	—	—	(202,669)
Other	—	955	—	—	—	—	955
Balance, March 31, 2025	$286	$8,779,458	$(187,865)	$11,415,768	$—	$55,043	$20,062,690
Issuance of Class A common stock	1	21,292	—	—	—	—	21,293
Non-cash, stock-based compensation	—	8,514	—	—	—	—	8,514
Other comprehensive income (loss)	—	—	4,684	—	—	1,157	5,841
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(712)	(712)
Net income (loss) attributable to EchoStar	—	—	—	(306,132)	—	—	(306,132)
Balance, June 30, 2025	$287	$8,809,264	$(183,181)	$11,109,636	$—	$55,488	$19,791,494
Issuance of Class A common stock	3	28,850	—	—	—	—	28,853
Class A common stock repurchases, at cost	—	—	—	—	(48,512)	—	(48,512)
Non-cash, stock-based compensation	—	11,871	—	—	—	—	11,871
Other comprehensive income (loss)	—	—	4,402	—	—	111	4,513
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(152)	(152)
Net income (loss) attributable to EchoStar	—	—	—	(12,781,196)	—	—	(12,781,196)
Balance, September 30, 2025	$290	$8,849,985	$(178,779)	$(1,671,560)	$(48,512)	$55,447	$7,006,871

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interests	Total
Balance, December 31, 2025	$290	$8,875,937	$(183,188)	$(2,878,743)	$(48,512)	$46,214	$5,811,998
Issuance of Class A common stock	1	7,512	—	—	—	—	7,513
Non-cash, stock-based compensation	—	10,233	—	—	—	—	10,233
Other comprehensive income (loss)	—	—	1,402	—	—	294	1,696
Other	—	(6,737)	—	—	—	—	(6,737)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(415)	(415)
Net income (loss) attributable to EchoStar	—	—	—	(146,885)	—	—	(146,885)
Balance, March 31, 2026	$291	$8,886,945	$(181,786)	$(3,025,628)	$(48,512)	$46,093	$5,677,403
Issuance of Class A common stock	1	49,029	—	—	—	—	49,030
Non-cash, stock-based compensation	—	13,130	—	—	—	—	13,130
Other comprehensive income (loss)	—	—	(744)	—	—	40	(704)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	173	173
Net income (loss) attributable to EchoStar	—	—	—	8,462,372	—	—	8,462,372
Balance, June 30, 2026	$292	$8,949,104	$(182,530)	$5,436,744	$(48,512)	$46,306	$14,201,404
Issuance of Class A common stock	—	6,609	—	—	—	—	6,609
Non-cash, stock-based compensation	—	2,642	—	—	—	—	2,642
Other comprehensive income (loss)	—	—	(87)	—	—	223	136
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(131)	(131)
Net income (loss) attributable to EchoStar	—	—	—	2,782,249	—	—	2,782,249
Balance, September 30, 2026	$292	$8,958,355	$(182,617)	$8,218,993	$(48,512)	$46,398	$16,992,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$11,097,363	$(13,291,473)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	423,508	1,372,679
Impairments and other	(60,366)	16,481,468
Deconsolidation gain (Note 3)	(10,168,111)	—
AT&T Transactions gain (Note 1)	(3,106,788)	—
Realized and unrealized losses (gains) and impairments on investments and other	85,037	(28,884)
Asset sales and other losses (gains)	—	(59,474)
Non-cash, stock-based compensation	26,005	27,994
Interest expense paid in kind on long-term debt	—	95,120
Deferred tax expense (benefit)	1,421,315	(4,328,557)
Changes in allowance for credit losses	(1,344)	8,756
Change in long-term deferred revenue and other long-term liabilities	175,213	36,677
Other, net	(127,991)	32,073
Changes in operating assets and operating liabilities, net	577,526	(20,431)
Net cash flows from operating activities	341,367	325,948

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,017,068)	(2,767,979)
Sales and maturities of marketable investment securities	1,615,972	2,549,229
Purchases of property and equipment (Note 12)	(290,701)	(807,632)
Capitalized interest related to regulatory authorizations (Note 2)	—	(676,311)
SpaceX Reimbursement of Cash Interim Debt Service Payments (Note 1)	413,663	—
Cash divested from the Deconsolidated Subsidiaries	(486,966)	—
AT&T Transactions (Note 1)	20,250,000	—
Advances to the Deconsolidated Subsidiaries	(200,726)	—
Sale of Fiber business	—	47,207
Other, net	17,432	5,444
Net cash flows from investing activities	20,301,606	(1,650,042)

Cash Flows From Financing Activities:
Repayment of debt, finance lease and other obligations	(21,401)	(60,032)
Redemption and repurchases of debt (Note 10)	(8,176,692)	(622,716)
Proceeds from issuance of debt	—	150,000
Debt issuance costs and debt (discount) premium	—	(946)
Early debt redemption gains (losses)	(102,830)	11,465
Obligations settled on behalf of the June 2026 Filing Entities (Note 3)	(1,055,678)	—
Class A common stock repurchases	—	(48,512)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	28,273	35,846
Other, net	3,971	(27,977)
Net cash flows from financing activities	(9,324,357)	(562,872)

Effect of exchange rates on cash and cash equivalents	1,041	2,991

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	11,319,657	(1,883,975)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	2,182,155	4,593,804
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$13,501,812	$2,709,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business Activities

Principal Business

EchoStar Corporation is a premier provider of technology, networking services, television entertainment and connectivity, offering consumer, enterprise, operator and government solutions worldwide under its EchoStar®, Boost Mobile®, Sling TV ®, DISH® TV, Hughes®, HughesNet®, HughesON™ and JUPITER™ brands. EchoStar Corporation is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. Its subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) and we have four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. Substantially all of our Pay-TV segment and our Other segment were deconsolidated as of June 30, 2026, and substantially all of our Broadband and Satellite Services segment was deconsolidated as of July 31, 2026. We continue to own and manage the operations of the Deconsolidated Subsidiaries, however, for financial reporting purposes, the financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to their respective deconsolidation dates. Our results of operations include the operations of: (i) the June 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026 and (ii) the July 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of July 31, 2026. See Note 3 for definitions and further information.

Recent Developments

AT&T License Purchase Agreement

On August 25, 2025, we and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”). Pursuant to such agreement, we agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii. The AT&T License Purchase Agreement also extended to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

AT&T Transactions Closing

On May 12, 2026, the AT&T Transactions received regulatory approvals from both the Federal Communications Commission (“FCC”) and the United States Department of Justice (the “DOJ”).

On July 28, 2026, we and AT&T completed the closing of the AT&T Transactions (the “AT&T Closing”), pursuant to which we sold all our 3.45 GHz and 600 MHz Licenses and entered into a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii. In connection with the AT&T Closing, we received proceeds of $20.250 billion in cash from AT&T and AT&T directly remitted $2.4 billion into the mandated Wireless Creditor Trust (as hereafter defined). As a condition of the FCC’s regulatory approval of the AT&T Transactions, the FCC mandated the establishment of a trust fund in the amount of $2.4 billion (the “Wireless Creditor Trust”), which is recorded in “FCC escrow” with the corresponding liability recorded in “FCC escrow obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2026.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Wireless Creditor Trust is managed by a FCC approved third-party trustee and used to pay obligations to persons or entities that may obtain a final judgment, arbitration award or settlement for amounts due in connection with the construction, operation, maintenance, decommissioning and provisioning of goods or services related to communications sites and the communications network associated with the 3.45 GHz and 600 MHz Licenses that were sold in the AT&T Transactions.

For the three and nine months ended September 30, 2026, we recorded a gain from the AT&T Transactions of $3.107 billion on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This gain primarily resulted from the proceeds of $20.250 billion in cash from AT&T, less approximately $300 million of certain revenue previously recognized associated with these license, less the carrying value of the 3.45 GHz and 600 MHz Licenses, including capitalized interest, of $16.822 billion.

Concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. The DISH DBS Deconsolidated Subsidiaries used these proceeds to fully repay the aggregate principal balance of $2.0 billion for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026. The repayment in full for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026 and the discharge of the related Indenture obligations were authorized by the Bankruptcy Court presiding over the DISH DBS Filing Entities’ restructuring proceedings. In addition, the aggregate principal balance of $3.5 billion for the DISH Network 11 3/4% Senior Secured Notes due 2027 were redeemed in full. Furthermore, on July 28, 2026, we contributed our receivable for the DISH 2021 Intercompany Loan 2026 Tranche to DISH Network. As a result of this contribution, the $4.767 billion outstanding balance of the DISH 2021 Intercompany Loan 2026 Tranche including interest paid in kind was extinguished.

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

The consideration for the Initial SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on the 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and the 6 3/4% Senior Secured Notes due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of the 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”).

The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share, prior to the stock split discussed below, (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of September 30, 2026, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses, and the Trust.

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

In connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between us and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, we have the ability to enforce the parties’ obligations under the Agreement.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

As part of the Spectrum Transfer Closing, discussed below in “SpaceX Transactions Closing Updates,” in May 2026, SpaceX reimbursed us $414 million for cash interest payments we previously made on the Seller Notes (the “SpaceX Reimbursement of Cash Interim Debt Service Payments”). In addition, in June 2026, the Trust made interest payments on our behalf of $414 million on the Seller Notes (the “Interim Debt Service Payments by the Trust”). As of September 30, 2026, Interim Debt Service payments totaled approximately $828 million, which are recorded in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, which will be recognized as a gain upon the closing of the SpaceX Transactions.

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

Amended and Restated SpaceX License Purchase Agreement

On November 5, 2025, we, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”), and, together with the Initial SpaceX Transactions, (the “SpaceX Transactions”). The Amended and Restated SpaceX License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among us, SpaceX and Trust.

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

SpaceX Transactions Closing Updates

In May 2026, SpaceX issued a 5-for-1 stock split on SpaceX’s Class A Common Stock and as a result the Amended Equity Amount up to $11 billion to be paid in SpaceX’s Class A Common Stock is payable through the issuance of approximately 261.8 million shares of SpaceX’s Class A common stock with an initial deal value of $42.40 per share (the “SpaceX Stock”).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On May 12, 2026, the SpaceX Transactions received regulatory approval from the FCC. The DOJ waiting period had previously expired. On May 22, 2026, pursuant to the Amended and Restated SpaceX License Purchase Agreement, we completed the Spectrum Transfer Closing, whereby we transferred to the Trust: (i) the AWS-4 and H-Block Licenses; and (ii) the AWS-3 Licenses (together, the “SpaceX Spectrum Assets”). The Spectrum Acquisition Closing remains targeted for November 30, 2027, subject to the satisfaction or waiver of the applicable closing conditions, set forth in the Amended and Restated SpaceX License Purchase Agreement. The Amended and Restated SpaceX License Purchase Agreement also provides for specified termination rights.

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

The RSA also contemplated (i) repayment of the DISH 2021 Intercompany Loan 2028 Tranche of approximately $2.844 billion, (ii) repayment or other satisfaction and discharge of the DISH 2021 Intercompany Loan 2026 Tranche of approximately $4.767 billion, and (iii) payment of a settlement amount to consenting creditors of approximately $125 million (the “RSA Settlement”). During the nine months ended September 30, 2026, we recorded $125 million of RSA Settlement costs included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the RSA, DISH DBS and the consenting creditors agreed that all pending litigation between the parties would be dismissed with prejudice and on March 20, 2026, the parties filed a joint stipulation for dismissal of the litigation with prejudice. The foregoing description of the RSA does not purport to be complete and is qualified in its entirety by reference to the RSA, filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2026.

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

Pursuant to the terms of the RSA, during the three months ended September 30, 2026, the DISH DBS Deconsolidated Subsidiaries prepaid without penalty the aggregate principal amount of $2.350 billion of the subsidiaries’ 5 1/4% Senior Secured Notes due December 1, 2026. The third quarter prepayment of the DISH DBS 5 1/4% Senior Secured Notes due December 1, 2026 was authorized by the Bankruptcy Court presiding over the DISH DBS Filing Entities’ restructuring proceedings. Subsequent to September 30, 2026, the DISH DBS Deconsolidated Subsidiaries prepaid the remaining principal amount of $400 million of the subsidiaries’ 5 1/4% Senior Secured Notes due December 1, 2026.

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

Segments

We have four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. Substantially all of our Pay-TV segment and our Other segment were deconsolidated as of June 30, 2026, and substantially all of our Broadband and Satellite Services segment was deconsolidated as of July 31, 2026. We continue to own and manage the operations of the Deconsolidated Subsidiaries, however, for financial reporting purposes, the financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to their respective deconsolidation dates. Our results of operations include the operations of: (i) the June 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026 and (ii) the July 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of July 31, 2026. See Note 3 for definitions and further information.

Pay-TV

We continue to own and manage the operations of our Pay-TV segment, however, for financial reporting purposes, as of June 30, 2026, substantially all of our Pay-TV segment was deconsolidated as a result of the DISH DBS Filing Entities Prepackaged Chapter 11 Plan, as defined in Note 3. Accordingly, our condensed consolidated financial statements exclude the assets and liabilities of the DISH DBS Deconsolidated Subsidiaries as of September 30, 2026, and the results of their operations for the three months ended September 30, 2026. On October 1, 2026, the DISH DBS Filing Entities emerged from bankruptcy and we will reconsolidate those entities into our financial statements prospectively. The operations of the DISH DBS Filing Entities continued during their Prepackaged Chapter 11 Plan proceedings. As of September 30, 2026, the DISH DBS Filing Entities had 6.344 million Pay-TV subscribers in the United States, including 4.547 million DISH TV subscribers and 1.797 million SLING TV subscribers.

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

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of September 30, 2026, we had 7.193 million Wireless subscribers.

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

Broadband and Satellite Services

We continue to own and manage the operations of our Broadband and Satellite Services segment, however, for financial reporting purposes, as of July 31, 2026, substantially all of our Broadband and Satellite Services segment was deconsolidated. Accordingly, our condensed consolidated financial statements exclude the assets and liabilities of the July 2026 Deconsolidated Subsidiaries as of September 30, 2026, and the results of their operations for the two months ended September 30, 2026.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Other

We continue to own and manage the operations of our Other segment, however, for financial reporting purposes, as of June 30, 2026, substantially all of our Other segment was deconsolidated. Accordingly, our condensed consolidated financial statements exclude the assets and liabilities of the DISH Wireless Deconsolidated Subsidiaries as of September 30, 2026, and the results of their operations for the three months ended September 30, 2026.

Our Other segment primarily consists of our legacy cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in Note 11 “Recent Developments – FCC Review,” we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell $16.822 billion and $8.667 billion, respectively, of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we had no customer traffic on our 5G Network. On July 15, 2026, the U.S. District Court for the District of Columbia entered the Second Amended Final Judgment and terminated the Amended Final Judgment in United States of America vs. T-Mobile, et al. This action relieved us of the obligations contained in Section VIII. Facilities-Based Expansion and Entry.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not indicative of the results that are expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. See Note 6 for further information. The portion of equity in a subsidiary not attributable, directly or indirectly, to us is recorded as noncontrolling interests or redeemable noncontrolling interests. Additionally, see Note 3 regarding the deconsolidation of certain of our subsidiaries as a result of the Prepackaged Chapter 11 Plan involving the DISH DBS Filing Entities and the DISH Wireless Filing Entities and the Hughes Chapter 11 Plan involving the Hughes Filing Entities.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments including embedded derivatives and guarantees, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in, or subject to, the guidance for business combinations or as part of an asset acquisition, fair value of exit or disposal cost obligations, timing and amount of asset retirement obligations, inputs or outputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, estimates of the timing of future cash flows used to pay principal on certain debt obligations, estimated credit risk underlying installment receivables, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses, subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table presents the activity relating to our exit and disposal costs, included in “Other accrued expenses and liabilities” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets:

	One-Time Employee Termination Benefits	Contract Termination Costs	Total

	(In thousands)
Balance, December 31, 2025	$—	$759,419	$759,419
Costs incurred and charged to expense (1)	—	14,346	14,346
(Gains) losses on costs paid or settled (1)	—	(36,916)	(36,916)
Costs paid or settled	—	(29,982)	(29,982)
Accretion	—	11,725	11,725
Balance, March 31, 2026	$—	$718,592	$718,592
Costs incurred and charged to expense (1)	—	17,850	17,850
(Gains) losses on costs paid or settled (1)	—	(949)	(949)
Costs paid or settled	—	(63,906)	(63,906)
Accretion	—	8,725	8,725
Deconsolidated Subsidiaries	—	(680,312)	(680,312)
Balance, June 30, 2026	$—	$—	$—
Costs incurred and charged to expense (1)	8,079	—	8,079
(Gains) losses on costs paid or settled (1)	—	—	—
Costs paid or settled	—	—	—
Accretion	—	—	—
Deconsolidated Subsidiaries	(8,079)	—	(8,079)
Balance, September 30, 2026	$—	$—	$—
(1)	During the three and nine months ended September 30, 2026, we incurred costs charged to expense and settled certain accrued exit costs, which increased our exit and disposal costs by $8 million and $2 million, respectively, and we also settled certain operating lease and other liabilities for zero and $62 million, respectively, not shown in the table above, for total costs incurred and charged to expense of $8 million and net settlements of $60 million, respectively, which is included in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of September 30, 2026, cumulative costs incurred and charged to expense were $849 million.

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

As of September 30, 2026 and December 31, 2025, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $72 million and $202 million for the three months ended September 30, 2026 and 2025, respectively. Advertising expenses totaled $349 million and $628 million for the nine months ended September 30, 2026 and 2025, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales–equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $4 million and $19 million for the three months ended September 30, 2026 and 2025, respectively. Research and development costs totaled $34 million and $53 million for the nine months ended September 30, 2026 and 2025, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Adopted

Derivatives and Hedging and Revenue from Contracts with Customers. In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”), which refines and increases the scope exception for non-exchange-traded contracts based on operations specific to one party, reducing complex derivative accounting, and clarifies that share-based consideration received from customers should initially follow Accounting Standards Codification (“ASC”) 606 revenue guidance. This standard will be effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. We have elected to early adopt ASU 2025-07 on a modified retrospective basis effective January 1, 2026. The adoption of ASU 2025-07, which impacted the accounting treatment of the forward contract for the SpaceX Stock, did not result in a cumulative-effect adjustment to the opening balance of “Accumulated earnings (deficit)” on our Condensed Consolidated Balance Sheets as of January 1, 2026 and did not have a material impact on our condensed consolidated financial statements for the current period.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

3.	Restructuring and Deconsolidation

DISH DBS Corporation and DISH Wireless L.L.C.

Prepackaged Restructuring

On June 30, 2026 our subsidiary, DISH DBS Corporation and certain of its subsidiaries (the “DISH DBS Filing Entities”), including DISH Wireless L.L.C. and its subsidiaries (the “DISH Wireless Filing Entities,” and together with the DISH DBS Filing Entities, the “June 2026 Filing Entities”), commenced voluntary cases under chapter 11 of title 11 of the United States Bankruptcy Code (the “Prepackaged Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Houston Division, to pursue confirmation of a joint prepackaged plan of reorganization (the "Prepackaged Chapter 11 Plan"). The Prepackaged Chapter 11 Plan restructures certain funded debt obligations of the DISH DBS Filing Entities and all claims asserted against the DISH Wireless Filing Entities. The Prepackaged Chapter 11 Cases of the DISH DBS Filing Entities and the DISH Wireless Filing Entities were jointly administered for procedural purposes and the Prepackaged Chapter 11 Plan was a joint plan for all of the June 2026 Filing Entities.

The Prepackaged Chapter 11 Plan implements the terms of the RSA signed on March 19, 2026, as amended, modified or supplemented, subject to approval by the Bankruptcy Court. Holders of more than 88% of the DISH DBS Filing Entities’ secured and unsecured notes, who also hold more than $8.8 billion of claims against the DISH Wireless Filing Entities, have signed the RSA and have agreed to support the Prepackaged Chapter 11 Plan. As a result, the June 2026 Filing Entities anticipated that all classes of claims will vote to accept, or be deemed to have accepted, the Prepackaged Chapter 11 Plan. The Prepackaged Chapter 11 Plan for the DISH Wireless Filing Entities remains subject to approval by the Bankruptcy Court.

Recent Developments – DISH DBS Emergence from Prepackaged Chapter 11 Plan

On August 27, 2026, the June 2026 Filing Entities informed the Bankruptcy Court that they had determined to bifurcate the Prepackaged Chapter 11 Plan into separate plans for the DISH DBS Filing Entities and the DISH Wireless Filing Entities. On September 29, 2026, the Bankruptcy Court entered the order confirming the DISH DBS Filing Entities’ prepackaged chapter 11 plan (the “DISH DBS Prepackaged Chapter 11 Plan”). On October 1, 2026 (the “DISH DBS Emergence Date”), all of the conditions precedent to the effective date of the DISH DBS Prepackaged Chapter 11 Plan were satisfied or waived in accordance with the terms of the DISH DBS Prepackaged Chapter 11 Plan, and the DISH DBS Filing Entities emerged from bankruptcy.

Since the DISH DBS Emergence Date is October 1, 2026, from June 30, 2026 through September 30, 2026 the DISH DBS Deconsolidated Subsidiaries were deconsolidated and their financial positions and results of operations are not included in our condensed consolidated financial statements for the respective period.

Upon emergence from bankruptcy, we regained control for financial reporting purposes of the DISH DBS Deconsolidated Subsidiaries (defined below) and will reconsolidate those entities into our financial statements prospectively as of the October 1, 2026 DISH DBS Emergence Date, pursuant to the guidance in ASC 805, Business Combinations. We retained 100% of the voting equity interest in the DISH DBS Deconsolidated Subsidiaries and as a result, the criteria for fresh-start reporting under ASC 852, Reorganizations were not met. ASC 805 requires us to make significant estimates and assumptions to allocate the estimated fair values of the acquired tangible and intangible assets, including, but not limited to, customer relationships, trademarks, orbital slots and satellites, and the liabilities assumed, including, but not limited to, the fair value of debt and other obligations, and use our best estimates to determine the useful lives of the tangible assets and the definite-lived intangible assets, which will impact the periods over which depreciation and amortization of those assets are recognized.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Due to the limited time between the DISH DBS Emergence Date and our filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, initial accounting for the reconsolidation of the DISH DBS Deconsolidated Subsidiaries is incomplete and we are not yet able to disclose the provisional amounts to be recognized as of the reconsolidation date for the assets acquired and liabilities assumed. We expect to provide the preliminary purchase price allocation information in the Annual Report on Form 10-K for the year ending December 31, 2026.

DISH DBS Supplemental Indentures. In connection with the DISH DBS Filing Entities emerging from bankruptcy and pursuant to the DISH DBS Prepackaged Chapter 11 Plan and the RSA, on October 1, 2026, (i) DISH DBS, the guarantors named therein, Wilmington Savings Fund Society, FSB, a Delaware federal saving bank (as successor to U.S. Bank Trust Company National Association), as successor trustee and U.S. Bank Trust Company, National Association (“USB”), a national banking association, as collateral agent entered into a Supplemental Indenture (the “Secured Notes Supplemental Indenture”) to that certain Indenture, dated November 26, 2021, pursuant to which DISH DBS issued the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028, (ii) DISH DBS, the guarantors named therein and USB, as trustee, entered into a Supplemental Indenture (the “2028 Unsecured Notes Supplemental Indenture”) to that certain Indenture, dated July 1, 2020, pursuant to which DISH DBS issued the 7 3/8% Senior Notes due 2028 and (iii) DISH DBS, the guarantors named therein and USB, as trustee, entered into a Supplemental Indenture (the “2029 Unsecured Notes Supplemental Indenture” and together with the Secured Notes Supplemental Indenture and the 2028 Unsecured Notes Supplemental Indenture, the “DISH DBS Supplemental Indentures”) to that certain Indenture, dated May 24, 2021, pursuant to which DISH DBS issued the 5 1/8% Senior Notes due 2029.

The foregoing descriptions of each of the Supplemental Indentures do not purport to be complete and are qualified in their entirety by reference to the Supplemental Indentures, each filed as an exhibit to this Quarterly Report on Form 10-Q.

Deconsolidation

As a result of the Prepackaged Chapter 11 Cases, pursuant to the guidance in ASC 810, Consolidation, for financial reporting purposes, from June 30, 2026 through September 30, 2026, we did not have a controlling financial interest in the DISH DBS Filing Entities and all other subsidiaries of DISH DBS (together the “DISH DBS Deconsolidated Subsidiaries”) or the DISH Wireless Filing Entities and all other subsidiaries of DISH Wireless (together the “DISH Wireless Deconsolidated Subsidiaries,” and together with the DISH DBS Deconsolidated Subsidiaries, collectively referred to as the “June 2026 Deconsolidated Subsidiaries”), due to the oversight and control assumed by the Bankruptcy Court and as such we deconsolidated those subsidiaries for financial reporting purposes effective June 30, 2026. The financial positions and results of operations of the June 2026 Deconsolidated Subsidiaries are not included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the June 2026 Deconsolidated Subsidiaries for the six months ended June 30, 2026. Upon deconsolidation, we were required to initially measure our retained noncontrolling equity investment in the June 2026 Deconsolidated Subsidiaries at fair value. Based on Level 3 inputs, including the discount rate, churn rate and ARPU, we estimated this initial fair value to be $0, as the fair value of the liabilities exceeded the fair value of their assets. As of September 30, 2026, the carrying amount of our investment in the June 2026 Deconsolidated Subsidiaries is $0.

Upon deconsolidation, we recorded a non-cash “Deconsolidation gain” of $9.729 billion on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2026. The deconsolidation gain is not currently taxable as the Prepackaged Chapter 11 Cases does not terminate the June 2026 Deconsolidated Subsidiaries’ status as members of the consolidated tax group, preserving the tax deferral of the gain under applicable income tax regulations.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table presents the components of our “Deconsolidation gain” for the June 2026 Deconsolidated Subsidiaries:

As of
June 30,
2026
(In thousands)
Net liabilities of the June 2026 Deconsolidated Subsidiaries	$11,427,038
Investment in the June 2026 Deconsolidated Subsidiaries	—
Deferred tax adjustment (1)	(1,513,571)
Allowance for credit losses (1)	(133,196)
Parent guarantees (1)	(51,313)
Deconsolidation gain	$9,728,958
(1)	These amounts are recorded at the parent, EchoStar.

Subsequent to the deconsolidation on June 30, 2026, all intercompany balances between us and the June 2026 Deconsolidated Subsidiaries are now classified as third-party transactions. Substantially all third-party receivables from the DISH Wireless Filing Entities have been fully reserved. We have maintained continuing involvement with the DISH DBS Filing Entities through various arrangements, including, but not limited to, certain satellite leases and professional and shared services and will reconsolidate those entities into our financial statements prospectively as of October 1, 2026.

See Note 14 for further information on our related party transactions with the June 2026 Deconsolidated Subsidiaries.

Advances from the June 2026 Filing Entities for Vendor Disbursements

DISH DBS Filing Entities. Prior to the Prepackaged Chapter 11 Plan, the DISH DBS Filing Entities advanced funds to us for the sole designated purpose of settling certain shared services and third-party obligations on the DISH DBS Filing Entities' behalf (the “Advances from the DISH DBS Filing Entities for Vendor Disbursements”). As of the deconsolidation date of June 30, 2026, Advances from the DISH DBS Filing Entities for Vendor Disbursements totaled $1.051 billion and was recorded in “Current restricted cash, cash equivalents and marketable investment securities” with the corresponding liability recorded in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets. During the three months ended September 30, 2026, we settled $1.051 billion of certain shared services and third-party obligations on the DISH DBS Filing Entities' behalf.

DISH Wireless Filing Entities. Prior to the Prepackaged Chapter 11 Plan, the DISH Wireless Filing Entities advanced funds to us for the sole designated purpose of settling certain shared services and third-party obligations on the DISH Wireless Filing Entities’ behalf (the “Advances from the DISH Wireless Filing Entities for Vendor Disbursements”). As of the deconsolidation date of June 30, 2026, Advances from the DISH Wireless Filing Entities for Vendor Disbursements totaled $4 million and was recorded in “Current restricted cash, cash equivalents and marketable investment securities” with the corresponding liability recorded in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets. During the three months ended September 30, 2026, we settled $4 million of certain shared services and third-party obligations on the DISH Wireless Filing Entities' behalf.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Advances from the DISH DBS Filing Entities for Vendor Disbursements together with the Advances from the DISH Wireless Filing Entities for Vendor Disbursements, are collectively referred to as the “Advances from the June 2026 Filing Entities for Vendor Disbursements.” During the three months ended September 30, 2026, total obligations settled on behalf of the June 2026 Filing Entities were $1.056 billion

Parent Guarantees

Prior to deconsolidation, we guaranteed certain of the DISH Wireless Filing Entities’ obligations under certain contracts and leases. Concurrently with the deconsolidation, this arrangement ceased to be treated as an intercompany guarantee and as such we recorded the fair value of the parent guarantee of $51 million in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. The parent guarantee remains outstanding as of September 30, 2026.

Individually Significant Component

Based on the guidance in ASC 205-20, Presentation of Financial Statements—Discontinued Operations, management concluded that discontinued operations presentation for the June 2026 Deconsolidated Subsidiaries is not warranted as the disposal does not meet the criteria for discontinued operations.

However, the DISH Wireless Deconsolidated Subsidiaries consist primarily of our legacy 5G Network and 5G Network deployment operations in our Other segment and the DISH DBS Deconsolidated Subsidiaries consists of substantially all of our Pay-TV segment operations, and as such under ASC 360-10, Impairment and Disposal of Long-Lived Assets, each group represents an individually significant component of our consolidated financial statements.

The following table summarizes these individually significant components as of the deconsolidation date:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
DISH DBS Deconsolidated Subsidiaries:
Income (loss) before income taxes	$—	$376,094	$(7,869,324)	$1,255,256
Deconsolidation gain	$—	$—	$5,209,671	$—

DISH Wireless Deconsolidated Subsidiaries:
Income (loss) before income taxes	$—	$(11,745,827)	$(873,241)	$(13,836,020)
Deconsolidation gain	$—	$—	$6,217,367	$—

Financing during the Prepackaged Chapter 11 Cases

DISH DBS Filing Entities

The DISH DBS Filing Entities continue to operate their businesses in the ordinary course and manage as debtors in possession. Prior to the commencement of the Prepackaged Chapter 11 Cases, we and the DISH DBS Filing Entities operated under a centralized cash management system. As such, we continue to provide funds to operate their businesses in the ordinary course, utilizing the Advances from DISH DBS Filing Entities for Vendor Disbursements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

DISH Wireless Filing Entities

Prior to the Prepackaged Chapter 11 Plan, the DISH DBS Filing Entities entered into a secured intercompany financing arrangement with the DISH Wireless Filing Entities (the “Prepetition Secured Loan”) for a principal amount of $75 million to provide operating liquidity to the DISH Wireless Filing Entities. The Prepetition Secured Loan matures on April 21, 2027. Interest accrues at an annual rate of 5 1/2% and is payable monthly in cash. The DISH Wireless Filing Entities, at their option, may elect to repay the Prepetition Secured Loan amount outstanding prior to maturity in whole or in part at any time without premium or penalty. The Prepetition Secured Loan is secured by a lien on substantially all of the DISH Wireless Filing Entities’ assets. As of September 30, 2026, the outstanding balance of the Prepetition Secured Loan was $75 million.

Hughes Satellite Systems Corporation

Chapter 11 Restructuring

On August 2, 2026, our subsidiary, Hughes Satellite Systems Corporation (“Hughes”) and certain of its U.S. subsidiaries, including Hughes Network Systems, LLC, (the “Hughes Filing Entities”) commenced voluntary cases under chapter 11 of title 11 of the United States Bankruptcy Code (the “Hughes Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Houston Division, to pursue confirmation of a plan of reorganization (the "Hughes Chapter 11 Plan"). In addition, a special committee of the board of directors of Hughes was established that has exclusive authority over certain matters of the Hughes Chapter 11 Cases for the Hughes Filing Entities (the "Hughes Filing Entities Special Committee").

Deconsolidation

As a result of the Hughes Chapter 11 Cases, pursuant to the guidance in ASC 810, for financial reporting purposes, we no longer have a controlling financial interest in the Hughes Filing Entities and all other subsidiaries of Hughes (together the “July 2026 Deconsolidated Subsidiaries” and together with the June 2026 Deconsolidated Subsidiaries, collectively referred to as the “Deconsolidated Subsidiaries”), due to the oversight and control assumed by the Bankruptcy Court and the authority of the Hughes Filing Entities Special Committee, and as such we deconsolidated those subsidiaries for financial reporting purposes effective July 31, 2026, the elected convenience date. We elected July 31, 2026, as the convenience date for deconsolidation because the financial position and results of operations of the July 2026 Deconsolidated Subsidiaries from July 31, 2026, through the August 2, 2026 filing date of the Hughes Chapter 11 Cases were deemed immaterial on a qualitative and quantitative basis.

The financial positions and results of operations of the July 2026 Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the July 2026 Deconsolidated Subsidiaries for the seven months ended July 31, 2026. Upon deconsolidation, we were required to initially measure our retained noncontrolling equity investment in the July 2026 Deconsolidated Subsidiaries at fair value. Based on Level 3 inputs, we estimated this initial fair value to be $0, as the fair value of the liabilities exceeded the fair value of their assets. As of September 30, 2026, the carrying amount of our investment in the July 2026 Deconsolidated Subsidiaries is $0.

Upon deconsolidation, we recorded a non-cash “Deconsolidation gain” of $439 million on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026. The deconsolidation gain is not currently taxable as the Hughes Chapter 11 Cases does not terminate the July 2026 Deconsolidated Subsidiaries’ status as members of the consolidated tax group, preserving the tax deferral of the gain under applicable income tax regulations.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Subsequent to the deconsolidation effective July 31, 2026, all intercompany balances between us and the July 2026 Deconsolidated Subsidiaries are now classified as third-party transactions. We maintain continuing involvement with the Hughes Filing Entities through various arrangements, including, but not limited to, certain satellite leases and professional and shared services. We have recorded an allowance for credit losses on certain pre-petition, unsecured third-party receivables due from the July 2026 Deconsolidated Subsidiaries.

See Note 14 for further information on our related party transactions with the July 2026 Deconsolidated Subsidiaries.

Financing during the Hughes Chapter 11 Cases

The Hughes Filing Entities continue to operate their businesses in the ordinary course and manage as debtors in possession.

Investments in Unconsolidated Subsidiaries

Subsequent to their respective deconsolidation dates, the Deconsolidated Subsidiaries are classified as unconsolidated subsidiaries and evaluated for significance pursuant to Rule 10-01 of Regulation S-X.

The DISH DBS Deconsolidated Subsidiaries met the significance threshold for the three and nine months ended September 30, 2026. As a result, the following table presents summarized interim financial information on a 100% basis for the deconsolidated results of operations from June 30, 2026 through and including September 30, 2026 of the DISH DBS Deconsolidated Subsidiaries:

	For the Three Months Ended	For the Nine Months Ended

	September 30, 2026
	(In thousands)
Total revenue	$2,185,988	$2,185,988
Operating income (loss)	$444,105	$444,105
Income (loss) before income taxes	$370,435	$370,435
Net income (loss)	$282,468	$282,468

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)
Net income (loss)	$2,782,118	$(12,781,348)	$11,097,363	$(13,291,473)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(131)	(152)	(373)	(1,476)
Net income (loss) attributable to EchoStar - Basic	2,782,249	(12,781,196)	11,097,736	(13,289,997)
Interest on dilutive Convertible Notes, net of tax (1)	18,046	—	58,379	—
Net income (loss) attributable to EchoStar - Diluted	$2,800,295	$(12,781,196)	$11,156,115	$(13,289,997)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	290,724	288,051	289,966	287,362
Dilutive impact of Convertible Notes (1)(2)	57,882	—	57,965	—
Dilutive impact of stock awards outstanding (1)	2,585	—	3,528	—
Diluted	351,191	288,051	351,459	287,362

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$9.57	$(44.37)	$38.27	$(46.25)
Diluted net income (loss) per share attributable to EchoStar	$7.97	$(44.37)	$31.74	$(46.25)
(1)	For the three and nine months ended September 30, 2025, the interest on dilutive Convertible Notes and the dilutive impact of weighted-average shares of Class A common stock were excluded from the computation of “Diluted net income (loss) per share attributable to EchoStar” because the effect would have been anti-dilutive as a result of the net loss attributable to EchoStar in the period. As of September 30, 2025, our Convertible Notes may be converted into 59 million shares.
(2)	We redeemed, in cash, the remaining principal balance of our 3 3/8% Convertible Notes due 2026 as of August 15, 2026, the instrument’s maturity date.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	As of September 30,
	2026	2025

	(In thousands)
Anti-dilutive stock awards	1,115	1,911
Performance/market based options	4,053	4,225
Common stock warrants	16,151	16,151
Total	21,319	22,287

5.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 3 for non-cash data related to our Deconsolidated Subsidiaries. Also see Note 9 for supplemental cash flow and non-cash data related to leases.

	For the Nine Months Ended
	September 30,
	2026	2025

	(In thousands)
Cash paid for interest (including capitalized interest)	$801,688	$1,229,524
Interest paid in kind on long-term debt	—	125,559
FCC escrow (1)	2,400,000	—
Interim Debt Service Payments by the Trust (1)	413,663	—
Cash paid for income taxes, net of (refunds)	216,300	27,954
Total capitalized interest (2)	18,004	837,140
Employee benefits paid in Class A common stock	34,854	16,834
Assets financed under financing lease obligations	125,546	—
Accrued capital expenditures	29,191	123,486
Remeasured right of use asset and liability	—	1,283,916
Asset retirement obligation (3)	—	85,681
(1)	See Note 1 for further information.
(2)	See Note 2 for further information.
(3)	See Note 8 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	September 30,	December 31,
	2026	2025

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$51	$51
Strategic - trading/equity	29,676	37,378
Other	501,617	1,063,462
Total current marketable investment securities	531,344	1,100,891
Restricted marketable investment securities (1)	7,694	52,960
Total marketable investment securities	539,038	1,153,851

Restricted cash and cash equivalents (1)	64,457	299,081

Other investments, net:
Equity method investments	59,507	85,014
Other investments	134,543	109,032
Total other investments, net	194,050	194,046

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net (2)	$797,545	$1,646,978
(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.
(2)	The September 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of September 30, 2026, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2026 and December 31, 2025, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of September 30, 2026 and December 31, 2025, we had zero and $176 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Deluxe/EchoStar LLC. The July 2026 Deconsolidated Subsidiaries own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. Effective July 31, 2026, we have deconsolidated our investment in Deluxe.

.

Broadband Connectivity Solutions (Restricted) Limited. The July 2026 Deconsolidated Subsidiaries own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 satellite. Effective July 31, 2026, we have deconsolidated our investment in BCS.

We also hold investments that are not accounted for using the equity method of accounting, which are measured at fair value if a readily determinable fair value is available. Investments in equity securities without readily determinable fair values are accounted for at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$178,308	$—	$—	$178,308	$420,971	$—	$—	$420,971
Cash equivalents	425,231	12,898,273	—	13,323,504	407,354	1,353,830	—	1,761,184
Total	$603,539	$12,898,273	$—	$13,501,812	$828,325	$1,353,830	$—	$2,182,155

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Commercial paper	—	342,747	—	342,747	—	370,755	—	370,755
Corporate securities	—	156,940	—	156,940	—	731,195	—	731,195
Other	—	9,624	51	9,675	—	14,472	51	14,523
Equity securities	29,676	—	—	29,676	37,378	—	—	37,378
Total	$29,676	$509,311	$51	$539,038	$37,378	$1,116,422	$51	$1,153,851

As of September 30, 2026, restricted and non-restricted marketable investment securities included debt securities of $402 million with contractual maturities within one year and $107 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Our loan receivables are included in “Other investments, net” on our Condensed Consolidated Balance Sheets and are non-publicly traded and therefore categorized within Level 3 of the fair value hierarchy.

Derivative and/or Financial Liability Instruments

We may purchase and hold derivative and/or financial liability instruments for, among other reasons, strategic or speculative purposes. As of September 30, 2026 and December 31, 2025, we held certain financial liability instruments with a fair value of $48 million and $56 million, respectively, which is included in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets and is categorized within Level 1 of the fair value hierarchy. All changes in fair value of the financial liability instruments were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2026	2025	2026	2025

	(In thousands)
Realized and unrealized gains (losses) and impairments on investments and other	$9,321	$1,494	$17,793	$17,419
Early debt redemption gains (losses)	(102,830)	—	(102,830)	11,465
Foreign currency transaction gains (losses)	1,810	4,085	4,602	9,763
Equity in earnings (losses) of affiliates	666	726	6,767	4,909
Asset sales and other gains (losses)	—	22,033	—	59,474
Other	2,424	615	3,695	2,450
Total	$(88,609)	$28,953	$(69,973)	$105,480

Other Investments- Variable Interest Entity

On May 22, 2026, pursuant to the Amended and Restated SpaceX License Purchase Agreement, we completed the Spectrum Transfer Closing, whereby we transferred to the Trust the SpaceX Spectrum Assets.

We hold a variable interest in the Trust, but management has determined we are not the primary beneficiary; accordingly, the Trust’s accounts are not consolidated within our financial statements. However, because the transfer of the SpaceX Spectrum Assets did not meet the criteria for derecognition under ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, the SpaceX Spectrum Assets continue to be recognized on our Condensed Consolidated Balance Sheets. Our maximum exposure to loss resulting from our involvement with the Trust is mathematically limited to the carrying value of the SpaceX Spectrum Assets, totaling $8.667 billion as of September 30, 2026. In the hypothetical event of a total loss of value or a termination of the arrangement, the legal rights to the SpaceX Spectrum Assets would revert to EchoStar, and our maximum economic loss would be inherently mitigated by the residual market value of the underlying spectrum.

The Trust is providing a guarantee on the SpaceX Spectrum Assets and the Seller Notes. As of September 30, 2026, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses held by the Trust, and the Trust. In addition, the Trust will continue the Interim Debt Service payments on our behalf through the Spectrum Acquisition Closing, which is secured on a junior lien basis by the AWS-4 and H-Block Licenses. The Interim Debt Service payments are dependent upon SpaceX funding these interest payments via the Trust. See Note 1 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.	Inventory

Inventory consisted of the following:

	As of
	September 30,		December 31,
	2026	(1)	2025

	(In thousands)
Finished goods	$112,122		$273,817
Work-in-process and service repairs	451		60,147
Consignment	6,640		7,951
Raw materials	—		38,732
Total inventory	$119,213		$380,647
(1)	The September 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.

8.	Property and Equipment and Intangible Assets

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,		December 31,
	(In Years)			2026	(1)	2025

				(In thousands)
Equipment leased to customers	2	-	4	$1,342		$964,013
Satellites	5	-	15	1,635,295		2,104,134
Satellites acquired under finance lease agreements (2)	8	-	15	126,029		77,116
Furniture, fixtures, equipment and other	1	-	20	165,141		971,824
Hybrid MNO	3	-	15	96,056		89,604
Software and computer equipment	1	-	8	654,258		1,341,690
Buildings and improvements	1	-	40	100,718		419,719
Land		-		17,375		42,980
Construction in progress		-		221,149		514,662
Total property and equipment				3,017,363		6,525,742
Accumulated depreciation				(1,659,464)		(4,282,227)
Property and equipment, net				$1,357,899		$2,243,515
(1)	The September 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.
(2)	This increase is primarily related to the Nimiq 5 satellite. Our prior operating lease was modified in June 2026 and is currently accounted for as a finance lease.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2026	(1)	2025	2026	(1)	2025

	(In thousands)
Equipment leased to customers (2)	$7,177		$56,221	$77,427		$177,243
Satellites (2)	28,405		55,829	97,620		186,092
Buildings, furniture, fixtures, equipment and other (2)	3,008		24,106	35,027		85,377
Hybrid MNO/5G Network equipment (2)	3,862		159,115	33,652		584,029
Software and computer equipment (2)	37,663		82,517	147,196		298,677
Intangible assets and other amortization expense	6,249		13,503	32,586		41,261
Total depreciation and amortization	$86,364		$391,291	$423,508		$1,372,679
(1)	The September 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.
(2)	This change partially resulted from the non-cash impairment of long-lived assets during the third and fourth quarters of 2025. For further information on our impairments, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Activity relating to our asset retirement obligations, included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Balance, beginning of period	$98	$347,720	$448,752	$327,031
Liabilities incurred	—	337	—	5,222
Liabilities settled	—	—	(13,472)	—
Accretion expense	(98)	9,115	22,626	24,919
Remeasurement of estimate	—	80,459	—	80,459
Deconsolidated Subsidiaries	—	—	(457,906)	—
Balance, end of period	$—	$437,631	$—	$437,631

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were previously impaired, resulting in a net book value of zero as of September 30, 2026 and December 31, 2025.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Satellites – Pay-TV Segment

Substantially all of our Pay-TV segment was deconsolidated as of June 30, 2026. The DISH DBS Deconsolidated Subsidiaries lease capacity on our satellite fleet to maintain their Pay-TV operations.

The deconsolidated Pay-TV segment utilizes nine satellites in geosynchronous orbit approximately 22,300 miles above the equator, six of which we own and depreciate over their estimated useful life and two of which the DISH DBS Deconsolidated Subsidiaries own. We also lease one satellite from a third party, Nimiq 5, which is accounted for as a finance lease. Through May 2026, our Nimiq 5 satellite was accounted for as an operating lease. However, we modified the Nimiq 5 lease effective June 2026, and it is currently accounted for as a finance lease and is depreciated over its economic life.

As of September 30, 2026, our satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XXIII	March 2017	110	N/A
EchoStar XXV (1)	March 2026	110	N/A

Under Construction:
EchoStar XXVI	2028	119	N/A

Leased from Other Third-Party:
Nimiq 5 (2)	September 2009	72.7	October 2034

Owned by DISH DBS Deconsolidated Subsidiaries:
EchoStar XV	July 2010	119	N/A
EchoStar XVIII	June 2016	61.5	N/A

(1)	The EchoStar XXV satellite commenced commercial operations in June 2026.
(2)	Effective June 2026, we modified the Nimiq 5 lease term to October 2034.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Satellites – Broadband and Satellite Services Segment

Substantially all of our Broadband and Satellite Services segment was deconsolidated as of July 31, 2026. The July 2026 Deconsolidated Subsidiaries lease capacity on our satellite fleet to maintain their Broadband and Satellite Services operations.

The deconsolidated Broadband and Satellite Services segment utilizes seven satellites in geosynchronous orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life and two of which the July 2026 Deconsolidated Subsidiaries own. The July 2026 Deconsolidated Subsidiaries also lease three satellites from third parties, which are accounted for as finance leases and are depreciated over their economic life. These finance leases are reflected in our results of operations through and including the deconsolidation date of July 31, 2026.

As of September 30, 2026, our Broadband and Satellite Services segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XXI	June 2017	10.25	N/A
EchoStar XXIV	July 2023	95.2	N/A

July 2026 Deconsolidated Subsidiaries:
Owned:
EchoStar XVII	July 2012	107	N/A
EchoStar XIX	December 2016	97.1	N/A

Leased from Other Third-Party:
Eutelsat 65 West A	March 2016	65	July 2031
Telesat T19V	July 2018	63	August 2033
EchoStar 105/SES-11	October 2017	105	November 2031

9.	Leases

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

Substantially all of our leases have remaining lease terms from one to 12 years, with a weighted average remaining lease term of 5.8 to 8.1 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The July 2026 Deconsolidated Subsidiaries lease the Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites, which we accounted for as finance leases within our Broadband and Satellite Services segment and are reflected in our results of operations through and including the deconsolidation date of July 31, 2026. Through the first quarter of 2025, our Anik F3 satellite was accounted for as an operating lease within our Pay-TV segment and as of April 2025 we no longer leased this satellite. In addition, through May 2026, our Nimiq 5 satellite was accounted for as an operating lease. However, we modified the Nimiq 5 lease effective June 2026, and it is currently accounted for as a finance lease within our Pay-TV segment and is depreciated over its economic life.

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Operating lease cost	$3,570	$159,215	$253,968	$493,077

Short-term lease cost (1)	—	2,119	5,638	10,460

Finance lease cost:
Amortization of right-of-use assets	4,991	10,973	12,487	37,442
Interest on lease liabilities	2,254	1,184	4,477	4,028
Total finance lease cost	7,245	12,157	16,964	41,470
Total lease costs	$10,815	$173,491	$276,570	$545,007
(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$67,569	$453,102
Operating cash flows from finance leases	$763	$3,483
Financing cash flows from finance leases	$5,904	$18,488

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29,349	$154,540
Finance leases	$125,546	$—

Remeasured right of use asset and liability	$—	$1,283,916

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2026	2025

	(In thousands)
Operating Leases: (1)
Operating lease assets	$22,513	$214,549

Other current liabilities	$7,203	$845,326
Operating lease liabilities	15,965	4,137,269
Total operating lease liabilities	$23,168	$4,982,595

Finance Leases: (2)
Property and equipment, gross	$131,036	$83,141
Accumulated depreciation	(9,997)	(5,124)
Property and equipment, net	$121,039	$78,017

Other current liabilities	$11,495	$41,520
Other long-term liabilities	110,401	2,528
Total finance lease liabilities	$121,896	$44,048

Weighted Average Remaining Lease Term:
Operating leases	5.8 years	9.5 years
Finance leases	8.1 years	0.8 years

Weighted Average Discount Rate:
Operating leases	12.3%	9.9%
Finance leases	7.3%	10.0%
(1)	The September 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.
(2)	The September 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries, offset by an increase primarily related to the Nimiq 5 satellite. Our prior operating lease was modified in June 2026 and is currently accounted for as a finance lease.

Maturities of lease liabilities as of September 30, 2026 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2026 (remaining three months)	$2,019	$5,000	$7,019
2027	7,275	20,000	27,275
2028	4,993	20,000	24,993
2029	3,823	20,000	23,823
2030	3,335	20,000	23,335
Thereafter	11,084	76,667	87,751
Total lease payments	32,529	161,667	194,196
Less: Imputed interest	(9,361)	(39,771)	(49,132)
Total	23,168	121,896	145,064
Less: Current portion	(7,203)	(11,495)	(18,698)
Long-term portion of lease obligations	$15,965	$110,401	$126,366

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers.

The following table presents our lease revenue by type of lease:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Lease revenue:
Sales-type lease revenue (1)	$178	$1,152	$1,751	$5,136
EchoStar XXIV operating lease revenue (2)	31,783	—	31,783	—
Operating lease revenue (1)(2)	6,913	7,254	15,098	11,669
Total lease revenue	$38,874	$8,406	$48,632	$16,805
(1)	The September 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.
(2)	Subsequent to the deconsolidation effective July 31, 2026, all intercompany balances between us and the July 2026 Deconsolidated Subsidiaries are now classified as third-party transactions and as such we recognized operating lease revenue for the EchoStar XXIV satellite lease and certain other leased assets. See Note 14 for further information.

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling zero and $20 million as of September 30, 2026 and December 31, 2025, respectively.

The following table presents future operating lease payments to be received as of September 30, 2026:

For the Years Ending December 31,	Total
(In thousands)
2026 (remaining three months)	$47,757
2027	191,028
2028	191,028
2029	191,028
2030	175,109
Thereafter	—
Total lease payments to be received (1)	$795,950
(1)	Excludes receivables due from Hughes for historical EchoStar XXIV lease payments. See Note 14 for further information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

10.	Debt, Finance Lease and Other Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2026 and December 31, 2025:

		As of
		September 30, 2026		December 31, 2025
	Issuer/Borrower	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
7 3/4% Senior Notes due 2026 (1)(5)	DDBS	$—	$—	$2,000,000	$1,977,500
5 1/4% Senior Secured Notes due 2026 (2)	HSSC	—	—	627,283	604,776
6 5/8% Senior Notes due 2026 (2)	HSSC	—	—	750,000	691,313
3 3/8% Convertible Notes due 2026 (3)	DISH	—	—	45,209	44,564
5 1/4% Senior Secured Notes due 2026 (1)	DDBS	—	—	2,750,000	2,673,440
11 3/4% Senior Secured Notes due 2027 (4)	DISH	—	—	3,500,000	3,646,440
7 3/8% Senior Notes due 2028 (1)	DDBS	—	—	1,000,000	970,280
5 3/4% Senior Secured Notes due 2028 (1)	DDBS	—	—	2,500,000	2,450,000
5 1/8% Senior Notes due 2029 (1)	DDBS	—	—	1,500,000	1,331,430
Term Loan due 2029 (6)	DBS SubscriberCo	—	—	1,608,374	1,608,374
Mandatorily Redeemable Preferred Shares due 2029 (6)	DBS SubscriberCo	—	—	178,708	178,708
10 3/4% Senior Secured Notes due 2029	ECHO	5,506,000	5,907,498	5,506,000	6,144,476
3 7/8% Convertible Secured Notes due 2030 (7)	ECHO	1,942,569	5,475,752	1,942,594	6,581,334
6 3/4% Senior Secured Notes due 2030	ECHO	2,372,670	2,373,738	2,372,670	2,436,447
Other notes payable		9,924	9,924	71,719	71,719
Subtotal		9,831,163	$13,766,912	26,352,557	$31,410,801
Unamortized deferred financing costs and other debt discounts, net		(296,824)		(416,734)
Finance lease obligations (8)		121,896		44,048
Total		9,656,235		25,979,871
Less: current portion		(14,080)		(7,321,269)
Total debt, finance lease and other obligations, net of current portion		$9,642,155		$18,658,602
(1)	Effective June 30, 2026, as a result of filing the Prepackaged Chapter 11 Cases, all long-term debt issued by DISH DBS has been deconsolidated from our Condensed Consolidated Balance Sheets. See Note 3 for further information.
(2)	Effective July 31, 2026, as a result of filing the Hughes Chapter 11 Cases, all long-term debt issued by Hughes has been deconsolidated from our Condensed Consolidated Balance Sheets. See Note 3 for further information.
(3)	We redeemed, in cash, the remaining principal balance of our 3 3/8% Convertible Notes due 2026 as of August 15, 2026, the instrument’s maturity date.
(4)	On July 28, 2026, concurrently with the AT&T Closing, the aggregate principal balance of $3.5 billion for the DISH Network 11 3/4% Senior Secured Notes due November 15, 2027 were redeemed in full.
(5)	On July 28, 2026, concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. The DISH DBS Deconsolidated Subsidiaries used these proceeds to fully repay the aggregate principal balance of $2.0 billion for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026.
(6)	During the first quarter of 2026, we repaid approximately $202 million of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. On March 16, 2026, we prepaid without penalty, the remaining balance of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 totaling approximately $1.6 billion.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(7)	Beginning on October 1, 2025, and ending at the close of business on December 31, 2026, our 3 7/8% Convertible Secured Notes due 2030 were convertible, at the option of the holders. These notes are convertible, at our election, into cash, a total of approximately 58 million shares of our Class A common stock, or a combination thereof. These notes may continue to be convertible in future periods and determination of convertibility is calculated quarterly based on, among other things, the trading price of our Class A common stock. See below for the description of our 3 7/8% Convertible Secured Notes due 2030 and further information on the quarterly calculation to determine convertibility.
(8)	Disclosure regarding fair value of finance leases is not required.

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

Beginning on October 1, 2025, and ending at the close of business on December 31, 2026, the Convertible Notes due 2030 were convertible, at the option of the holders. The Convertible Notes due 2030 are convertible, at our election, into cash, approximately 58 million shares of our Class A common stock or a combination thereof. These notes may continue to be convertible in future periods and any determination regarding the convertibility of the Convertible Notes due 2030 during future periods will be made in accordance with the terms of the related indenture. The Convertible Notes due 2030 became convertible because the last reported sale price of shares of our Class A common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, and September 30, 2026, respectively, was greater than 130% of the conversion price in effect on each applicable trading day.

DISH Convertible Notes

3 3/8% Convertible Notes due 2026

We redeemed, in cash, the remaining principal balance of $45 million of our 3 3/8% Convertible Notes due 2026 as of August 15, 2026, the instrument’s maturity date.

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

The FCC review introduced the possibility of reversing prior FCC grants of authority to us. The FCC made it clear that it viewed our spectrum as being underutilized and deemed our continued ownership of such spectrum licenses inconsistent with the public interest, and that we must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of our control, we entered into the AT&T Transactions and SpaceX Transactions, as defined below, whereby we agreed to sell a material amount of our spectrum licenses for cash and an Amended Equity Amount, as defined below. In August 2025, following these transactions, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in our Hybrid MNO business. Furthermore, we believe the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of our 5G Network-related contracts.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Our wireless spectrum licenses are summarized in the table below:

As of September 30, 2026
Carrying Amount
(In thousands)
SpaceX Transactions - Restricted Licenses (1)	$8,667,276
Remaining Wireless Spectrum Licenses	8,449,478
Total Regulatory authorizations, including restricted, net	$17,116,754
(1)	See Note 1 for further information.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

On December 16, 2025, Active Wireless asserted the same six patents against us and others, including the manufacturer of our Celero handsets, in the International Trade Commission (“ITC”). The ITC instituted a resulting investigation concerning “Certain Wireless Communication Devices and Components Thereof.” In light of the ITC investigation, the Texas court proceeding was stayed as of February 10, 2026. On March 24, 2026, DISH Wireless sued Active Wireless in the United States District Court for the District of Colorado for breach of its obligation to license its standard-essential patents on reasonable and non-discriminatory (“RAND”) terms. At the request of Active Wireless, on April 28, 2026, both we and the manufacturer of our Celero handsets were dismissed from the ITC proceeding. On May 1, 2026, in the Texas action, Active Wireless filed an amended complaint, which adds a claim alleging that DISH Wireless violated its RAND obligations. On October 15, 2026, pursuant to a confidential settlement between the parties and with approval from the Bankruptcy Court presiding over the DISH Wireless L.L.C. Chapter 11 case, Active Wireless dismissed its Eastern District of Texas lawsuit and DISH Wireless dismissed its District of Colorado lawsuit. This matter is now concluded.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay appealed to the United States Court of Appeals for the Federal Circuit, but on May 26, 2026, it affirmed the judgment in favor of the DISH defendants. ClearPlay has petitioned for panel rehearing and rehearing en banc.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 9, 2024, the United States Patent and Trademark Office issued final written decisions invalidating 38 of the 39 challenged claims. Digital Broadcasting Solutions appealed those final written decisions, and DISH Network L.L.C. and DISH Technologies L.L.C. cross-appealed as to the single patent claim that wasn’t invalidated. Briefing to the United States Court of Appeals for the Federal Circuit was completed on October 17, 2025 and oral argument has been scheduled for November 4, 2026. The underlying federal court case has been stayed since May 9, 2024, pending resolution of the petitions before the United States Patent and Trademark Office and any related appeals.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Err Content IP

On November 3, 2025, Err Content IP, LLC filed a complaint against EchoStar Communications Corporation, the predecessor to our wholly-owned subsidiary DISH Network Corporation, in the United States District Court for the Southern District of Texas. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. The complaint alleges infringement of United States Patent No. 10,721,542 (the “542 Patent”), entitled “Bandwidth shaping client to capture, transform, cache, and upload images from a remote point of recordation to a network service.” The infringement allegations generally relate to using AirPlay to watch content from the DISH Anywhere app on a paired television screen. On December 3, 2025 Err Content filed an amended complaint adding allegations of induced and contributory infringement. On February 2, 2026, upon the parties’ joint motion, the case was transferred to the United States District Court for the District of Colorado. On October 16, 2026, Err Content voluntarily dismissed the case. This matter is now concluded.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The asserted patents generally relate to eSIM management, data management, application data traffic management, wireless data offloading and tethering operations. Headwater also has filed complaints against Apple, Google, Motorola, Samsung, Verizon, T-Mobile, AT&T, Sprint, Amazon, Charter, and Comcast; all but Google and Amazon have resolved their cases. In light of the filing of the Prepackaged Chapter 11 Cases by DISH Wireless L.L.C. and DISH Network L.L.C., the Court has stayed all five cases.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On April 30, 2024, pursuant to the parties’ stipulation, the Court certified the proposed plaintiff class. Pursuant to the parties’ stipulation, the case was stayed from October 30, 2024 through May 29, 2025 to facilitate a mediation, but the parties did not reach a settlement. On July 23, 2026, the Court denied DISH Network’s motion for summary judgment. A bench trial has been scheduled to start on June 28, 2027. The plaintiffs’ expert claims damages of $16.7 million, which is reduced to $10.7 million when Fidelity revenue sharing is credited.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Sling Pass Litigation

On August 26, 2025, ESPN Enterprises, Inc. and other Disney affiliates (“Disney”) sued our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. Disney contends that Sling TV’s Day Pass, Weekend Pass and Week Pass subscriptions breach its carriage agreement with DISH Network. Disney sought a preliminary injunction to enjoin the Passes, but the Court denied its motion on November 17, 2025. Disney filed an amended complaint on December 19, 2025, adding a claim for breach of the implied covenant of good faith and fair dealing, and allegations of using Disney marks to advertise the passes over Disney’s objection and for interest on late payments. DISH Network L.L.C. has asserted antitrust and breach of contract counterclaims against Disney. The case was stayed in light of the filing of the Prepackaged Chapter 11 Cases by DISH Network L.L.C., and on October 15, 2026, at the parties’ request, the Court extended the stay for another 30 days.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the challenged claim. On January 18, 2023, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a second petition requesting ex parte reexamination of the validity of the four other asserted claims of the 213 patent, reexamination was ordered on April 17, 2023, but on April 3, 2026, the United States Patent and Trademark Office issued a reexamination certificate confirming the patentability of the challenged claims. Thus, all invalidity challenges at the United States Patent and Trademark Office have been resolved, and the two asserted CDN patents remain intact and unlicensed. On October 17, 2024, the Court ordered that the stay of the case, which had been entered for the pendency of the original petitions before the United States Patent and Trademark Office, would remain in place pending the resolution of Sound View’s appeal in a parallel action asserting the 213 patent against Hulu. The United States Court of Appeals for the Federal Circuit issued its opinion in the parallel Hulu matter on January 29, 2026. The parties have entered into a confidential settlement agreement under which the litigation will be dismissed.

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

The Plaintiffs seek to recover triple the amount of allegedly unpaid taxes, fines for each alleged violation, and attorneys’ fees and costs. On June 13, 2023, the Court denied the defendants’ motions to dismiss the complaint, but on January 2, 2024, it granted reconsideration and dismissed the complaint as to DISH Wireless and Sprint, with leave to amend. The Plaintiffs filed a Third Amended Complaint on February 2, 2024. On September 20, 2024, the Court granted DISH Wireless’s and Sprint’s motion to dismiss the Third Amended Complaint, without further leave to amend. DISH Wireless filed a notice of the automatic stay resulting from its filing of the Prepackaged Chapter 11 Cases. Notwithstanding the stay, on September 24, 2026, the plaintiffs filed a notice of appeal from the order dismissing the case against DISH Wireless and Sprint.

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent, but on July 27, 2023 and October 11, 2023, respectively, the United States Patent and Trademark Office confirmed the challenged claims of the 243 patent and the 158 patent. On October 19, 2026, the Court partially granted DISH Network L.L.C.’s motion for summary judgment, holding that the 158 patent is invalid for claiming ineligible subject matter, but denying that same relief on the 243 patent. TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages. The Court has set a trial date of November 8, 2027.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” In a report and recommendation issued on April 7, 2025, a magistrate judge recommended that the government’s motion be granted. Vermont National’s objections to that recommendation were fully briefed to the Court in July 2025, but on August 7, 2026, the Court granted a motion by Vermont National to hold the Government’s motion to dismiss in abeyance and reopen discovery.

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

We have four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. Substantially all of our Pay-TV segment and our Other segment were deconsolidated as of June 30, 2026, and substantially all of our Broadband and Satellite Services segment was deconsolidated as of July 31, 2026. We continue to own and manage the operations of the Deconsolidated Subsidiaries, however, for financial reporting purposes, the financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to their respective deconsolidation dates. Our results of operations include the operations of: (i) the June 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026 and (ii) the July 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of July 31, 2026. See Note 1 and Note 3 for further information.

Our Pay-TV segment revenue is primarily derived from Pay-TV subscriber revenue. Our Wireless segment revenue is primarily derived from Wireless subscriber revenue and selling wireless devices to subscribers. Our Broadband and Satellite Services segment revenue is primarily derived from Broadband subscriber revenue, broadband services revenue and communications equipment sales and leases. Our Other segment revenue is primarily derived from intercompany MNO revenue and leased spectrum revenue. Our revenue from the Deconsolidated Subsidiaries is no longer included in the segment reporting or our condensed consolidated financial statements effective as of their respective deconsolidation date.

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

	(In thousands)
For the Three Months Ended September 30, 2026
Revenue
Revenue from external customers:
Service revenue	$69,856	$855,218	$105,803	$—	$1,030,877	$—	$1,030,877
Equipment sales and other revenue	3,151	49,912	11,911	31,760	96,734	—	96,734
Intersegment revenue	483	22	1,579	—	2,084	(2,084)	—
Total revenue	73,490	905,152	119,293	31,760	1,129,695	(2,084)	1,127,611

Operating Expenses
Cost of services:
Programming	—	—	—	—	—	—	—
Connectivity services (1)	3,500	286,768	15,200	—	305,468	(658)	304,810
Other (2)	2,707	153,755	19,348	—	175,810	(209)	175,601
Total cost of services	6,207	440,523	34,548	—	481,278	(867)	480,411
Cost of sales - equipment and other	—	159,583	8,363	2,503	170,449	(21)	170,428
Selling, general and administrative expenses:
Subscriber acquisition costs (3)	—	129,967	—	—	129,967	—	129,967
Selling, general and administrative expenses (3)	7,557	66,043	28,558	3,796	105,954	(1,342)	104,612
Total selling, general and administrative expenses	7,557	196,010	28,558	3,796	235,921	(1,342)	234,579
Impairments and other	—	—	8,079	—	8,079	—	8,079

OIBDA (4)	59,726	109,036	39,745	25,461	233,968	146	234,114

Depreciation and amortization	20,420	45,704	20,164	76	86,364	—	86,364
Total costs and expenses	34,184	841,820	99,712	6,375	982,091	(2,230)	979,861

Operating income (loss)	$39,306	$63,332	$19,581	$25,385	$147,604	$146	147,750

Unallocated Amounts
Interest income							106,115
Interest expense, net of amounts capitalized							(312,230)
Deconsolidation gain							439,153
AT&T Transactions gain							3,106,788
Other, net							(88,609)
Income (loss) before income taxes							$3,398,967
(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, data, satellite and transmission and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	“Subscriber acquisition costs” for the Pay-TV and Broadband and Satellite Services segments are no longer significant or reviewed by the CODM, and therefore are now included in “Selling, general and administrative expenses.”
(4)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Segment Total	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended September 30, 2025
Revenue
Revenue from external customers:
Service revenue	$2,326,126	$836,165	$265,656	$—	$3,427,947	$—	$3,427,947
Equipment sales and other revenue	13,449	100,406	70,461	1,995	186,311	—	186,311
Intersegment revenue	1,608	—	9,703	62,873	74,184	(74,184)	—
Total revenue	2,341,183	936,571	345,820	64,868	3,688,442	(74,184)	3,614,258

Operating Expenses
Cost of services:
Programming	1,126,925	—	—	—	1,126,925	—	1,126,925
Connectivity services	49,736	346,431	49,897	322,330	768,394	(54,186)	714,208
Other	288,433	173,949	65,274	—	527,656	1,574	529,230
Total cost of services	1,465,094	520,380	115,171	322,330	2,422,975	(52,612)	2,370,363
Cost of sales - equipment and other	8,478	315,245	67,953	—	391,676	(152)	391,524
Selling, general and administrative expenses:
Subscriber acquisition costs	—	188,790	—	—	188,790	—	188,790
Selling, general and administrative expenses	257,174	51,014	88,169	47,703	444,060	(11,363)	432,697
Total selling, general and administrative expenses	257,174	239,804	88,169	47,703	632,850	(11,363)	621,487
Impairments and other	—	—	282,124	16,199,344	16,481,468	—	16,481,468

OIBDA	610,437	(138,858)	(207,597)	(16,504,509)	(16,240,527)	(10,057)	(16,250,584)

Depreciation and amortization	61,049	28,801	100,730	211,329	401,909	(10,618)	391,291
Total costs and expenses	1,791,795	1,104,230	654,147	16,780,706	20,330,878	(74,745)	20,256,133

Operating income (loss)	$549,388	$(167,659)	$(308,327)	$(16,715,838)	$(16,642,436)	$561	(16,641,875)

Unallocated Amounts
Interest income							53,187
Interest expense, net of amounts capitalized							(377,072)
Deconsolidation gain							—
AT&T Transactions gain							—
Other, net							28,953
Income (loss) before income taxes							$(16,936,807)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Segment Total	Eliminations	Consolidated Total

	(In thousands)
For the Nine Months Ended September 30, 2026
Revenue
Revenue from external customers:
Service revenue	$4,534,017	$2,587,851	$586,087	$—	$7,707,955	$—	$7,707,955
Equipment sales and other revenue	78,067	208,317	163,577	213,348	663,309	—	663,309
Intersegment revenue	4,204	498	16,189	943	21,834	(21,834)	—
Total revenue	4,616,288	2,796,666	765,853	214,291	8,393,098	(21,834)	8,371,264

Operating Expenses
Cost of services:
Programming	2,131,300	—	—	—	2,131,300	—	2,131,300
Connectivity services	101,036	935,631	102,515	—	1,139,182	(4,879)	1,134,303
Other	542,213	464,914	131,336	—	1,138,463	2,764	1,141,227
Total cost of services	2,774,549	1,400,545	233,851	—	4,408,945	(2,115)	4,406,830
Cost of sales - equipment and other	64,035	609,086	133,202	321,319	1,127,642	(1,337)	1,126,305
Selling, general and administrative expenses:
Subscriber acquisition costs	—	428,513	—	—	428,513	—	428,513
Selling, general and administrative expenses	589,889	185,009	156,653	80,789	1,012,340	(19,401)	992,939
Total selling, general and administrative expenses	589,889	613,522	156,653	80,789	1,440,853	(19,401)	1,421,452
Impairments and other	—	—	7,804	(68,170)	(60,366)	—	(60,366)

OIBDA	1,187,815	173,513	234,343	(119,647)	1,476,024	1,019	1,477,043

Depreciation and amortization	134,601	146,060	120,121	22,735	423,517	(9)	423,508
Total costs and expenses	3,563,074	2,769,213	651,631	356,673	7,340,591	(22,862)	7,317,729

Operating income (loss)	$1,053,214	$27,453	$114,222	$(142,382)	$1,052,507	$1,028	1,053,535

Unallocated Amounts
Interest income							176,436
Interest expense, net of amounts capitalized							(1,414,036)
Deconsolidation gain							10,168,111
AT&T Transactions gain							3,106,788
Other, net							(69,973)
Income (loss) before income taxes							$13,020,861

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Segment Total	Eliminations	Consolidated Total

	(In thousands)
For the Nine Months Ended September 30, 2025
Revenue
Revenue from external customers:
Service revenue	$7,292,529	$2,469,493	$812,188	$—	$10,574,210	$—	$10,574,210
Equipment sales and other revenue	40,042	368,549	219,551	6,623	634,765	—	634,765
Intersegment revenue	9,588	—	24,519	192,418	226,525	(226,525)	—
Total revenue	7,342,159	2,838,042	1,056,258	199,041	11,435,500	(226,525)	11,208,975

Operating Expenses
Cost of services:
Programming	3,523,334	—	—	—	3,523,334	—	3,523,334
Connectivity services	156,522	1,000,422	149,236	1,022,497	2,328,677	(154,094)	2,174,583
Other	890,845	482,582	194,292	—	1,567,719	(1,444)	1,566,275
Total cost of services	4,570,701	1,483,004	343,528	1,022,497	7,419,730	(155,538)	7,264,192
Cost of sales - equipment and other	27,596	946,492	213,238	—	1,187,326	(2,107)	1,185,219
Selling, general and administrative expenses:
Subscriber acquisition costs	—	584,085	—	—	584,085	—	584,085
Selling, general and administrative expenses	740,175	135,936	271,563	143,265	1,290,939	(26,192)	1,264,747
Total selling, general and administrative expenses	740,175	720,021	271,563	143,265	1,875,024	(26,192)	1,848,832
Impairments and other	—	—	282,124	16,199,344	16,481,468	—	16,481,468

OIBDA	2,003,687	(311,475)	(54,195)	(17,166,065)	(15,528,048)	(42,688)	(15,570,736)

Depreciation and amortization	205,317	68,238	310,065	832,971	1,416,591	(43,912)	1,372,679
Total costs and expenses	5,543,789	3,217,755	1,420,518	18,198,077	28,380,139	(227,749)	28,152,390

Operating income (loss)	$1,798,370	$(379,713)	$(364,260)	$(17,999,036)	$(16,944,639)	$1,224	(16,943,415)

Unallocated Amounts
Interest income							184,085
Interest expense, net of amounts capitalized							(942,359)
Deconsolidation gain							—
AT&T Transactions gain							—
Other, net							105,480
Income (loss) before income taxes							$(17,596,209)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The purchases of property and equipment (including capitalized interest related to regulatory authorizations) by segment were as follows:

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Consolidated Total

	(In thousands)
For the Three Months Ended September 30, 2026
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$18,021	$30,163	$16,783	$—	$64,967

For the Three Months Ended September 30, 2025
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$98,553	$—	$45,334	$214,671	$358,558

	Pay-TV	Wireless	Broadband and Satellite Services	Other	Consolidated Total

	(In thousands)
For the Nine Months Ended September 30, 2026
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$161,411	$87,988	$35,335	$5,967	$290,701

For the Nine Months Ended September 30, 2025
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$239,521	$—	$120,555	$1,123,867	$1,483,943

The revenue from customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2026	2025	2026	2025

	(In thousands)
Pay-TV subscriber and related revenue	70,222	2,328,705	$4,536,932	$7,299,901
Wireless services and related revenue	855,218	836,164	2,587,851	2,469,493
Broadband and satellite services and other revenue	106,331	267,460	589,933	817,845
Pay-TV equipment sales and other revenue	3,268	12,478	79,356	42,258
Wireless equipment sales and other revenue	49,934	100,407	208,815	368,549
Broadband equipment and other revenue	12,962	78,360	175,920	238,413
Other equipment and other revenue	31,760	64,868	214,291	199,041
Eliminations	(2,084)	(74,184)	(21,834)	(226,525)
Total revenue	$1,127,611	$3,614,258	$8,371,264	$11,208,975

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

13.	Revenue Recognition

Contract Balances

Our allowance for credit losses for “Trade accounts receivable,” “Advances to the Deconsolidated Subsidiaries” and “Other current assets” were as follows:

	Pay-TV	Wireless (2)	Broadband and Satellite Services	Consolidated Total

	(In thousands)
Balance, December 31, 2025	$36,017	$26,014	$17,559	$79,590
Current period provision for expected credit losses	31,443	18,717	5,258	55,418
Write-offs charged against allowance	(27,628)	(26,105)	(8,208)	(61,941)
Deconsolidated Subsidiaries allowance (1)	138,120	—	87,745	225,865
Foreign currency translation	—	—	255	255
Deconsolidated Subsidiaries	(39,831)	(233)	(14,864)	(54,928)
Balance, September 30, 2026	$138,121	$18,393	$87,745	$244,259

	Pay-TV	Wireless (2)	Broadband and Satellite Services	Consolidated Total

	(In thousands)
Balance, December 31, 2024	$42,575	$28,739	$11,314	$82,628
Current period provision for expected credit losses	36,900	24,291	11,578	72,769
Write-offs charged against allowance	(26,395)	(26,713)	(11,003)	(64,111)
Foreign currency translation	—	—	98	98
Balance, September 30, 2025	$53,080	$26,317	$11,987	$91,384
(1)	Includes receivables from the Deconsolidated Subsidiaries, including receivables subsequent to deconsolidation, not expected to be recovered and as such recorded as allowance for credit losses. See Note 3 for further information.
(2)	Our allowance for credit losses for trade accounts receivable for our Other segment is immaterial and therefore included in the Wireless segment in the table above.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes our contract asset balances:

	As of
	September 30,	December 31,
	2026	2025

	(In thousands)
Contract assets (1)	$103	$138,723
(1)	The September 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	September 30,	December 31,
	2026	2025

	(In thousands)
Contract liabilities (1)	$187,973	$607,970
(1)	The September 30, 2026 decreases primarily resulted from the Deconsolidated Subsidiaries. See Note 3 for further information.

Our beginning of period contract liability recorded as customer contract revenue during 2026 was $563 million.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Balance, beginning of period	$108,201	$282,247	$261,946	$289,200
Additions	29,385	71,654	119,407	196,770
Amortization expense	(35,601)	(77,702)	(152,723)	(210,544)
Foreign currency translation	99	172	448	945
Deconsolidated Subsidiaries	(33,769)	—	(160,763)	—
Balance, end of period	$68,315	$276,371	$68,315	$276,371

14.	Related Party Transactions

Related Party Transactions with the Deconsolidated Subsidiaries

Subsequent to the deconsolidation of the June 2026 Deconsolidated Subsidiaries and July 2026 Deconsolidated Subsidiaries, effective on June 30, 2026 and July 31, 2026, respectively, all intercompany balances between us and these subsidiaries are now classified as third-party transactions. The amounts disclosed below reflect the activity and balances from the deconsolidation date of the Deconsolidated Subsidiaries through and including September 30, 2026.

The following is a summary of the terms of our principal agreements with the Deconsolidated Subsidiaries, that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of September 30, 2026, trade accounts receivable from the Deconsolidated Subsidiaries were $320 million. This amount is recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Advances to the Deconsolidated Subsidiaries, net of allowance for credit losses”

As of September 30, 2026, advances to the Deconsolidated Subsidiaries were $196 million, net of allowance for credit losses.

“Current receivables”

As of September 30, 2026, current receivables from the Deconsolidated Subsidiaries were $108 million, net of allowance for credit losses. This amount is recorded in “Other current assets” on our Condensed Consolidated Balance Sheets.

“Noncurrent receivables”

As of September 30, 2026, noncurrent receivables from the Deconsolidated Subsidiaries were $32 million. This amount is recorded in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

“Trade accounts payable”

As of September 30, 2026, trade accounts payable to the Deconsolidated Subsidiaries were $95 million. This amount is recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Other accrued expenses and liabilities”

As of September 30, 2026, accrued expenses and liabilities related to the Deconsolidated Subsidiaries were $80 million. This amount is recorded in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets.

“Long-term deferred revenue and other long-term liabilities”

As of September 30, 2026, long-term deferred revenue and other long-term liabilities related to the Deconsolidated Subsidiaries were $463 million, which includes the remaining prepayment amount of $339 million for the EchoStar XXV lease, discussed below. This amount is recorded in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

Other Agreements

In addition to the primary agreements discussed below, we also have other shared services agreements with the Deconsolidated Subsidiaries. The revenues and expenses for these shared services are recorded and included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) captions below.

“Service revenue”

During both the three and nine months ended September 30, 2026, we received $99 million for services provided to the Deconsolidated Subsidiaries. These amounts are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

EchoStar XXIV Satellite Lease. Effective December 2023, the Deconsolidated Subsidiaries lease from us all of the capacity on the EchoStar XXIV satellite under an operating lease from us for a term of seven years and the option to renew for successive one year terms.

EchoStar X, XI, XIV and XVI. The Deconsolidated Subsidiaries lease from us all available capacity on the EchoStar X, XI, XIV and XVI satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.

EchoStar XXIII. The Deconsolidated Subsidiaries lease from us certain capacity on the EchoStar XXIII satellite on a month to month basis.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

EchoStar XXV. Effective March 12, 2026, the Deconsolidated Subsidiaries lease from us all available capacity on the EchoStar XXV satellite once it commenced commercial operations. The term of the satellite service agreement generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) seven years following the effective date, with optional one-year extensions thereafter. The satellite service agreement includes the option for the Deconsolidated Subsidiaries to prepay the EchoStar XXV satellite service lease at a discounted amount from the amount that would otherwise be payable if the Deconsolidated Subsidiaries elected to pay in installments over the life of the satellite service lease.

During the first quarter of 2026, the Deconsolidated Subsidiaries elected to utilize this option and made a discounted prepayment of $419 million. As of September 30, 2026, the remaining prepayment amount was $339 million, which is recorded in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

Nimiq 5. The Deconsolidated Subsidiaries lease from us transponder service on 16 of the DBS transponders on this satellite on a month-to-month basis.

TT&C Agreement – Master Transaction Agreement. We provide certain TT&C services to the Deconsolidated Subsidiaries.

“Equipment sales and other revenue”

During both the three and nine months ended September 30, 2026, we received $5 million for services provided to the Deconsolidated Subsidiaries. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

Collocation and Antenna Space Agreements. We entered into certain agreements pursuant to which we provide certain collocation and antenna space to the Deconsolidated Subsidiaries. The Deconsolidated Subsidiaries may terminate certain of these agreements with 180 days’ prior written notice to us and for certain other agreements with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

Real Estate. We lease certain office space to the Deconsolidated Subsidiaries. The Deconsolidated Subsidiaries pay their portion of the taxes, insurance, utilities and maintenance of the premises based on their percentage of occupancy.

“Cost of services”

During both the three and nine months ended September 30, 2026, we incurred $3 million of costs for services provided to us by the Deconsolidated Subsidiaries. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

DBSD North America Agreement and TerreStar Agreement. We entered into an agreement pursuant to which the Deconsolidated Subsidiaries provide services to us for among other things, warranty, operations and maintenance and hosting services for certain gateway and ground-based communications equipment

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Hughes Broadband Distribution Agreement. Effective October 2012, we and Hughes entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which we have the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Service”) and to purchase certain broadband equipment from Hughes to support the sale of the Service for an extended initial term that ended March 1, 2024. Thereafter, the Distribution Agreement automatically renews for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term. Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service pursuant to the terms and conditions of the Distribution Agreement.

TT&C Agreement. We receive certain TT&C services from the Deconsolidated Subsidiaries.

“Selling, general and administrative expenses”

During both the three and nine months ended September 30, 2026, we incurred $31 million for selling, general and administrative expenses for services provided to us by the Deconsolidated Subsidiaries. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

Professional Services Agreement. Effective January 2010, we and the Deconsolidated Subsidiaries entered into the Professional Services Agreement, pursuant to which the Deconsolidated Subsidiaries have the right, but not the obligation, to receive the following services from us, among others: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and the Deconsolidated Subsidiaries agreed that we shall continue to have the right, but not the obligation, to engage the Deconsolidated Subsidiaries to manage the process of procuring new satellite capacity for us and receive logistics, procurement and quality assurance services from the Deconsolidated Subsidiaries and other support services. In February 2017 and in September 2019, we and the Deconsolidated Subsidiaries amended the Professional Services Agreement to, among other things, provide certain transition services to each other. The Professional Services Agreement renews automatically for successive one-year periods, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

Revenue for services provided by us to the Deconsolidated Subsidiaries under the Professional Services Agreement is recorded in “Service revenue” and “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Other Related Party Transactions

CONX

CONX Corp. is a special purpose acquisition company partially owned by Charles W. Ergen, our Chairman, President and Chief Executive Officer (“CONX”). On May 1, 2024, we and CONX entered into a definitive purchase and sale agreement, which provides for CONX’s purchase from us of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless. Concurrently with the transaction closing on May 1, 2024, we entered into an agreement to lease back the property from CONX for an initial 10-year term. During both the three months ended September 30, 2026 and 2025, we recorded less than $1 million for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During both the nine months ended September 30, 2026 and 2025, we recorded $2 million, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Hughes Systique Corporation

The July 2026 Deconsolidated Subsidiaries own 42% of Hughes Systique Corporation (“Hughes Systique”) and contract with Hughes Systique for software development services. Effective July 31, 2026, we have deconsolidated our investment in Hughes Systique.

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Purchases:
Purchases from Hughes Systique	$1,311	$3,910	$8,028	$12,058

	As of
	September 30,	December 31,
	2026	2025

	(In thousands)
Amounts Payable:
Amounts payable to Hughes Systique	$—	$1,497

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Purchases (including fees):
Purchases from NagraStar	$—	$7,216	$12,529	$21,494

	As of
	September 30,	December 31,
	2026	2025

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$—	$4,190
Commitments to NagraStar	$—	$364
15.

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

Overview

Recent Developments

AT&T License Purchase Agreement

On August 25, 2025, we and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”). Pursuant to such agreement, we agreed to sell all our 3.45–3.55 GHz and 600 MHz spectrum licenses (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii. The AT&T License Purchase Agreement also extended to AT&T the right to lease certain 3.45 GHz licenses from us, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

AT&T Transactions Closing

On May 12, 2026, the AT&T Transactions received regulatory approvals from both the Federal Communications Commission (“FCC”) and the United States Department of Justice (the “DOJ”).

On July 28, 2026, we and AT&T completed the closing of the AT&T Transactions (the “AT&T Closing”), pursuant to which we sold all our 3.45 GHz and 600 MHz Licenses and entered into a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii. In connection with the AT&T Closing, we received proceeds of $20.250 billion in cash from AT&T and AT&T directly remitted $2.4 billion into the mandated Wireless Creditor Trust (as hereafter defined). As a condition of the FCC’s regulatory approval of the AT&T Transactions, the FCC mandated the establishment of a trust fund in the amount of $2.4 billion (the “Wireless Creditor Trust”), which is recorded in “FCC escrow” with the corresponding liability recorded in “FCC escrow obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2026.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The Wireless Creditor Trust is managed by a FCC approved third-party trustee and used to pay obligations to persons or entities that may obtain a final judgment, arbitration award or settlement for amounts due in connection with the construction, operation, maintenance, decommissioning and provisioning of goods or services related to communications sites and the communications network associated with the 3.45 GHz and 600 MHz Licenses that were sold in the AT&T Transactions.

For the three and nine months ended September 30, 2026, we recorded a gain from the AT&T Transactions of $3.107 billion on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This gain primarily resulted from the proceeds of $20.250 billion in cash from AT&T, less approximately $300 million of certain revenue previously recognized associated with these license, less the carrying value of the 3.45 GHz and 600 MHz Licenses, including capitalized interest, of $16.822 billion.

Concurrently with the AT&T Closing, approximately $2.844 billion outstanding under the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS was satisfied in full by DISH Network. The DISH DBS Deconsolidated Subsidiaries used these proceeds to fully repay the aggregate principal balance of $2.0 billion for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026. The repayment in full for the DISH DBS 7 3/4% Senior Notes due on July 1, 2026 and the discharge of the related Indenture obligations were authorized by the Bankruptcy Court presiding over the DISH DBS Filing Entities’ restructuring proceedings. In addition, the aggregate principal balance of $3.5 billion for the DISH Network 11 3/4% Senior Secured Notes due 2027 were redeemed in full. Furthermore, on July 28, 2026, we contributed our receivable for the DISH 2021 Intercompany Loan 2026 Tranche to DISH Network. As a result of this contribution, the $4.767 billion outstanding balance of the DISH 2021 Intercompany Loan 2026 Tranche including interest paid in kind was extinguished.

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

The consideration for the Initial SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on the 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and the 6 3/4% Senior Secured Notes due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of the 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”).

The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to us as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share, prior to the stock split discussed below, (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, we may elect to pay the excess in cash, our Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain our receipt of the full Equity Amount. However, if we elect not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of September 30, 2026, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses, and the Trust.

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

In connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between us and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, we have the ability to enforce the parties’ obligations under the Agreement.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

As part of the Spectrum Transfer Closing, discussed below in “SpaceX Transactions Closing Updates,” in May 2026, SpaceX reimbursed us $414 million for cash interest payments we previously made on the Seller Notes (the “SpaceX Reimbursement of Cash Interim Debt Service Payments”). In addition, in June 2026, the Trust made interest payments on our behalf of $414 million on the Seller Notes (the “Interim Debt Service Payments by the Trust”). As of September 30, 2026, Interim Debt Service payments totaled approximately $828 million, which are recorded in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, which will be recognized as a gain upon the closing of the SpaceX Transactions.

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

Amended and Restated SpaceX License Purchase Agreement

On November 5, 2025, we, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”), and, together with the Initial SpaceX Transactions, (the “SpaceX Transactions”). The Amended and Restated SpaceX License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among us, SpaceX and Trust.

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

SpaceX Transactions Closing Updates

In May 2026, SpaceX issued a 5-for-1 stock split on SpaceX’s Class A Common Stock and as a result the Amended Equity Amount up to $11 billion to be paid in SpaceX’s Class A Common Stock is payable through the issuance of approximately 261.8 million shares of SpaceX’s Class A common stock with an initial deal value of $42.40 per share (the “SpaceX Stock”).

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

On May 12, 2026, the SpaceX Transactions received regulatory approval from the FCC. The DOJ waiting period had previously expired. On May 22, 2026, pursuant to the Amended and Restated SpaceX License Purchase Agreement, we completed the Spectrum Transfer Closing, whereby we transferred to the Trust: (i) the AWS-4 and H-Block Licenses; and (ii) the AWS-3 Licenses (together, the “SpaceX Spectrum Assets”). The Spectrum Acquisition Closing remains targeted for November 30, 2027, subject to the satisfaction or waiver of the applicable closing conditions, set forth in the Amended and Restated SpaceX License Purchase Agreement. The Amended and Restated SpaceX License Purchase Agreement also provides for specified termination rights.

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

The RSA also contemplated (i) repayment of the DISH 2021 Intercompany Loan 2028 Tranche of approximately $2.844 billion, (ii) repayment or other satisfaction and discharge of the DISH 2021 Intercompany Loan 2026 Tranche of approximately $4.767 billion, and (iii) payment of a settlement amount to consenting creditors of approximately $125 million (the “RSA Settlement”). During the nine months ended September 30, 2026, we recorded $125 million of RSA Settlement costs included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the RSA, DISH DBS and the consenting creditors agreed that all pending litigation between the parties would be dismissed with prejudice and on March 20, 2026, the parties filed a joint stipulation for dismissal of the litigation with prejudice. The foregoing description of the RSA does not purport to be complete and is qualified in its entirety by reference to the RSA, filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2026.

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

Pursuant to the terms of the RSA, during the three months ended September 30, 2026, the DISH DBS Deconsolidated Subsidiaries prepaid without penalty the aggregate principal amount of $2.350 billion of the subsidiaries’ 5 1/4% Senior Secured Notes due December 1, 2026. The third quarter prepayment of the DISH DBS 5 1/4% Senior Secured Notes due December 1, 2026 was authorized by the Bankruptcy Court presiding over the DISH DBS Filing Entities’ restructuring proceedings. Subsequent to September 30, 2026, the DISH DBS Deconsolidated Subsidiaries prepaid the remaining principal amount of $400 million of the subsidiaries’ 5 1/4% Senior Secured Notes due December 1, 2026.

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

Restructuring and Deconsolidation

DISH DBS Corporation and DISH Wireless L.L.C.

Prepackaged Restructuring

On June 30, 2026 our subsidiary, DISH DBS Corporation and certain of its subsidiaries (the “DISH DBS Filing Entities”), including DISH Wireless L.L.C. and its subsidiaries (the “DISH Wireless Filing Entities,” and together with the DISH DBS Filing Entities, the “June 2026 Filing Entities”), commenced voluntary cases under chapter 11 of title 11 of the United States Bankruptcy Code (the “Prepackaged Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Houston Division, to pursue confirmation of a joint prepackaged plan of reorganization (the "Prepackaged Chapter 11 Plan"). The Prepackaged Chapter 11 Plan restructures certain funded debt obligations of the DISH DBS Filing Entities and all claims asserted against the DISH Wireless Filing Entities. The Prepackaged Chapter 11 Cases of the DISH DBS Filing Entities and the DISH Wireless Filing Entities were jointly administered for procedural purposes and the Prepackaged Chapter 11 Plan was a joint plan for all of the June 2026 Filing Entities.

The Prepackaged Chapter 11 Plan implements the terms of the RSA signed on March 19, 2026, as amended, modified or supplemented, subject to approval by the Bankruptcy Court. Holders of more than 88% of the DISH DBS Filing Entities’ secured and unsecured notes, who also hold more than $8.8 billion of claims against the DISH Wireless Filing Entities, have signed the RSA and have agreed to support the Prepackaged Chapter 11 Plan. As a result, the June 2026 Filing Entities anticipated that all classes of claims will vote to accept, or be deemed to have accepted, the Prepackaged Chapter 11 Plan. The Prepackaged Chapter 11 Plan for the DISH Wireless Filing Entities remains subject to approval by the Bankruptcy Court.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Recent Developments – DISH DBS Emergence from Prepackaged Chapter 11 Plan

On August 27, 2026, the June 2026 Filing Entities informed the Bankruptcy Court that they had determined to bifurcate the Prepackaged Chapter 11 Plan into separate plans for the DISH DBS Filing Entities and the DISH Wireless Filing Entities. On September 29, 2026, the Bankruptcy Court entered the order confirming the DISH DBS Filing Entities’ prepackaged chapter 11 plan (the “DISH DBS Prepackaged Chapter 11 Plan”). On October 1, 2026 (the “DISH DBS Emergence Date”), all of the conditions precedent to the effective date of the DISH DBS Prepackaged Chapter 11 Plan were satisfied or waived in accordance with the terms of the DISH DBS Prepackaged Chapter 11 Plan, and the DISH DBS Filing Entities emerged from bankruptcy.

Since the DISH DBS Emergence Date is October 1, 2026, from June 30, 2026 through September 30, 2026 the DISH DBS Deconsolidated Subsidiaries were deconsolidated and their financial positions and results of operations are not included in our condensed consolidated financial statements for the respective period.

Upon emergence from bankruptcy, we regained control for financial reporting purposes of the DISH DBS Deconsolidated Subsidiaries (defined below) and will reconsolidate those entities into our financial statements prospectively as of the October 1, 2026 DISH DBS Emergence Date, pursuant to the guidance in ASC 805, Business Combinations.

Due to the limited time between the DISH DBS Emergence Date and our filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, initial accounting for the reconsolidation of the DISH DBS Deconsolidated Subsidiaries is incomplete and we are not yet able to disclose the provisional amounts to be recognized as of the reconsolidation date for the assets acquired and liabilities assumed. We expect to provide the preliminary purchase price allocation information in the Annual Report on Form 10-K for the year ending December 31, 2026.

Deconsolidation

As a result of the Prepackaged Chapter 11 Cases, pursuant to the guidance in ASC 810, Consolidation, for financial reporting purposes, from June 30, 2026 through September 30, 2026, we did not have a controlling financial interest in the DISH DBS Filing Entities and all other subsidiaries of DISH DBS (together the “DISH DBS Deconsolidated Subsidiaries”) or the DISH Wireless Filing Entities and all other subsidiaries of DISH Wireless (together the “DISH Wireless Deconsolidated Subsidiaries,” and together with the DISH DBS Deconsolidated Subsidiaries, collectively referred to as the “June 2026 Deconsolidated Subsidiaries”), due to the oversight and control assumed by the Bankruptcy Court and as such we deconsolidated those subsidiaries for financial reporting purposes effective June 30, 2026. The financial positions and results of operations of the June 2026 Deconsolidated Subsidiaries are not included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the June 2026 Deconsolidated Subsidiaries for the six months ended June 30, 2026.

Upon deconsolidation, we recorded a non-cash “Deconsolidation gain” of $9.729 billion on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Hughes Satellite Systems Corporation

Chapter 11 Restructuring

On August 2, 2026, our subsidiary, Hughes Satellite Systems Corporation (“Hughes”) and certain of its U.S. subsidiaries, including Hughes Network Systems, LLC, (the “Hughes Filing Entities”) commenced voluntary cases under chapter 11 of title 11 of the United States Bankruptcy Code (the “Hughes Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Houston Division, to pursue confirmation of a plan of reorganization (the "Hughes Chapter 11 Plan"). In addition, a special committee of the board of directors of Hughes was established that has exclusive authority over certain matters of the Hughes Chapter 11 Cases for the Hughes Filing Entities (the "Hughes Filing Entities Special Committee").

Deconsolidation

As a result of the Hughes Chapter 11 Cases, pursuant to the guidance in ASC 810, for financial reporting purposes, we no longer have a controlling financial interest in the Hughes Filing Entities and all other subsidiaries of Hughes (together the “July 2026 Deconsolidated Subsidiaries” and together with the June 2026 Deconsolidated Subsidiaries, collectively referred to as the “Deconsolidated Subsidiaries”), due to the oversight and control assumed by the Bankruptcy Court and the authority of the Hughes Filing Entities Special Committee, and as such we deconsolidated those subsidiaries for financial reporting purposes effective July 31, 2026, the elected convenience date. We elected July 31, 2026, as the convenience date for deconsolidation because the financial position and results of operations of the July 2026 Deconsolidated Subsidiaries from July 31, 2026, through the August 2, 2026 filing date of the Hughes Chapter 11 Cases were deemed immaterial on a qualitative and quantitative basis.

The financial positions and results of operations of the July 2026 Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the July 2026 Deconsolidated Subsidiaries for the seven months ended July 31, 2026.

Upon deconsolidation, we recorded a non-cash “Deconsolidation gain” of $439 million on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026.

Beginning in the third quarter of 2026, our results of operations are materially different as we no longer have the operations of the Deconsolidated Subsidiaries, which represent substantially all of our Pay-TV and Broadband and Satellite Services segments and substantially all of our expenses for the Other segment.

Segments

We have four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. Substantially all of our Pay-TV segment and our Other segment were deconsolidated as of June 30, 2026, and substantially all of our Broadband and Satellite Services segment was deconsolidated as of July 31, 2026. We continue to own and manage the operations of the Deconsolidated Subsidiaries, however, for financial reporting purposes, the financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to their respective deconsolidation dates. Our results of operations include the operations of: (i) the June 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026 and (ii) the July 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We continue to own and manage the operations of our Pay-TV segment, however, for financial reporting purposes, as of June 30, 2026, substantially all of our Pay-TV segment was deconsolidated as a result of the DISH DBS Filing Entities Prepackaged Chapter 11 Plan. Accordingly, our condensed consolidated financial statements exclude the assets and liabilities of the DISH DBS Deconsolidated Subsidiaries as of September 30, 2026, and the results of their operations for the three months ended September 30, 2026. On October 1, 2026, the DISH DBS Filing Entities emerged from bankruptcy and we will reconsolidate those entities into our financial statements prospectively. Our Pay-TV segment offers pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

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

We continue to own and manage the operations of our Broadband and Satellite Services segment, however, for financial reporting purposes, as of July 31, 2026, substantially all of our Broadband and Satellite Services segment was deconsolidated. Accordingly, our condensed consolidated financial statements exclude the assets and liabilities of the July 2026 Deconsolidated Subsidiaries as of September 30, 2026, and the results of their operations for the two months ended September 30, 2026. Our Broadband and Satellite Services segment offers broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We have leveraged our satellite fleet to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We continue to own and manage the operations of our Other segment, however, for financial reporting purposes, as of June 30, 2026, substantially all of our Other segment was deconsolidated. Accordingly, our condensed consolidated financial statements exclude the assets and liabilities of the DISH Wireless Deconsolidated Subsidiaries as of September 30, 2026, and the results of their operations for the three months ended September 30, 2026. Our Other segment primarily consists of our legacy cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in Note 11 “Recent Developments – FCC Review” in the Notes to our Condensed Consolidated Financial Statements, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell $16.822 billion and $8.667 billion, respectively, of our spectrum licenses.

In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we had no customer traffic on our 5G Network. On July 15, 2026, the U.S. District Court for the District of Columbia entered the Second Amended Final Judgment and terminated the Amended Final Judgment in United States of America vs. T-Mobile, et al. This action relieved us of the obligations contained in Section VIII. Facilities-Based Expansion and Entry.

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

Economic Environment

During 2025 and the first nine months of 2026, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

DISH TV SAC. Historically, we reported the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC as a key metric. Due to the sustained decline in our gross new DISH TV subscriber activations, this metric is no longer significant or used to assess our operational performance. Beginning in the third quarter of 2026, we have discontinued reporting DISH TV SAC as a key metric. We believe that our existing Pay-TV segment key metrics, such as net Pay-TV subscribers, gross DISH TV subscriber additions, Pay-TV ARPU and DISH TV churn rate, along with financial measures, provide sufficient information for investors to assess our operating performance and financial condition of the Pay-TV segment.

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

Adjusted free cash flow. We define adjusted free cash flow as “Net cash flows from operating activities” less: (i) “Purchases of property and equipment” and (ii) “Capitalized interest related to regulatory authorizations,” adjusted to add (i) “SpaceX Reimbursement of Cash Interim Debt Service Payments” and (ii) “Estimated tax payments for non-recurring transactions” within “Changes in operating assets and operating liabilities, net” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We have four primary business segments: (1) Pay-TV; (2) Wireless; (3) Broadband and Satellite Services; and (4) Other. Substantially all of our Pay-TV segment and our Other segment were deconsolidated as of June 30, 2026, and substantially all of our Broadband and Satellite Services segment was deconsolidated as of July 31, 2026. We continue to own and manage the operations of the Deconsolidated Subsidiaries, however, for financial reporting purposes, the financial positions of the Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to their respective deconsolidation dates. Our results of operations include the operations of: (i) the June 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026 and (ii) the July 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of July 31, 2026.

Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025.

	For the Three Months Ended
	September 30,		Variance
	2026	2025	Amount	%

	(In thousands)
Revenue:
Pay-TV	$73,490	$2,341,183	$(2,267,693)	(96.9)
Wireless	905,152	936,571	(31,419)	(3.4)
Broadband and Satellite Services	119,293	345,820	(226,527)	(65.5)
Other	31,760	64,868	(33,108)	(51.0)
Eliminations	(2,084)	(74,184)	72,100	97.2
Total revenue	$1,127,611	$3,614,258	$(2,486,647)	(68.8)

Operating income (loss):
Pay-TV	$39,306	$549,388	$(510,082)	(92.8)
Wireless	63,332	(167,659)	230,991	*
Broadband and Satellite Services	19,581	(308,327)	327,908	*
Other	25,385	(16,715,838)	16,741,223	*
Eliminations	146	561	(415)	(74.0)
Total operating income (loss)	$147,750	$(16,641,875)	$16,789,625	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $1.128 billion for the three months ended September 30, 2026, a decrease of $2.487 billion or 68.8% compared to the same period in 2025. The net decrease primarily resulted from the deconsolidation of substantially all of our Pay-TV and Other segments as of June 30, 2026 and the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. The net decrease also resulted from the decrease in revenue from our Wireless segment, partially offset by the increase in leased spectrum revenue in our Other segment.

Total operating income (loss). Our consolidated operating income totaled $148 million for the three months ended September 30, 2026, compared to a loss of $16.642 billion for the same period in 2025. The three months ended September 30, 2025 was adversely impacted by “Impairments and other” of: (1) $16.199 billion from our Other segment and (2) $282 million from our Broadband and Satellite Services segment. The three months ended September 30, 2026 was impacted by the deconsolidation of substantially all of our Pay-TV and Other segments as of June 30, 2026 and the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

In addition, the three months ended September 30, 2026 was positively impacted by our Other, Wireless, and Broadband and Satellite Services segments generating operating income for the three months ended September 30, 2026 compared to an operating loss for the same period in 2025.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine months Ended September 30, 2026 Compared to the Nine months Ended September 30, 2025.

	For the Nine Months Ended
	September 30,		Variance
	2026	2025	Amount	%

	(In thousands)
Revenue:
Pay-TV	$4,616,288	$7,342,159	$(2,725,871)	(37.1)
Wireless	2,796,666	2,838,042	(41,376)	(1.5)
Broadband and Satellite Services	765,853	1,056,258	(290,405)	(27.5)
Other	214,291	199,041	15,250	7.7
Eliminations	(21,834)	(226,525)	204,691	90.4
Total revenue	$8,371,264	$11,208,975	$(2,837,711)	(25.3)

Operating income (loss):
Pay-TV	$1,053,214	$1,798,370	$(745,156)	(41.4)
Wireless	27,453	(379,713)	407,166	*
Broadband and Satellite Services	114,222	(364,260)	478,482	*
Other	(142,382)	(17,999,036)	17,856,654	99.2
Eliminations	1,028	1,224	(196)	(16.0)
Total operating income (loss)	$1,053,535	$(16,943,415)	$17,996,950	*
*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $8.371 billion for the nine months ended September 30, 2026, a decrease of $2.838 billion or 25.3% compared to the same period in 2025. The net decrease primarily resulted from the deconsolidation of substantially all of our Pay-TV and Other segments as of June 30, 2026 and the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. The net decrease also resulted from the decrease in revenue from our Wireless segment, partially offset by the increase in leased spectrum revenue in our Other segment.

Total operating income (loss). Our consolidated operating income totaled $1.054 billion for the nine months ended September 30, 2026, compared to a loss of $16.943 billion for the same period in 2025. The nine months ended September 30, 2025 was adversely impacted by “Impairments and other” of: (1) $16.199 billion from our Other segment and (2) $282 million from our Broadband and Satellite Services segment. The nine months ended September 30, 2026 was impacted by the deconsolidation of substantially all of our Pay-TV and Other segments as of June 30, 2026 and the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. In addition, the nine months ended September 30, 2026 was positively impacted by our Wireless and Broadband and Satellite Services segments generating operating income for the three months ended September 30, 2026 compared to an operating loss for the same period in 2025.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We continue to own and manage the operations of our Pay-TV segment, however, for financial reporting purposes, as of June 30, 2026, substantially all of our Pay-TV segment was deconsolidated as a result of the DISH DBS Filing Entities Prepackaged Chapter 11 Plan. The financial positions of the June 2026 Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the June 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026. On October 1, 2026, the DISH DBS Filing Entities emerged from bankruptcy and we will reconsolidate those entities into our financial statements prospectively. The operations of the DISH DBS Filing Entities continued during their Prepackaged Chapter 11 Plan proceedings. As of September 30, 2026, the DISH DBS Filing Entities had 6.344 million Pay-TV subscribers in the United States, including 4.547 million DISH TV subscribers and 1.797 million SLING TV subscribers.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$70,222	$2,328,705	$(2,258,483)	(97.0)
Equipment sales and other revenue	3,268	12,478	(9,210)	(73.8)
Total revenue	73,490	2,341,183	(2,267,693)	(96.9)

Costs and Expenses:
Cost of services	6,207	1,465,094	(1,458,887)	(99.6)
% of Service revenue	8.8%	62.9%
Cost of sales - equipment and other	—	8,478	(8,478)	*
Selling, general and administrative expenses	7,557	257,174	(249,617)	(97.1)
% of Total revenue	10.3%	11.0%
Depreciation and amortization	20,420	61,049	(40,629)	(66.6)
Total costs and expenses	34,184	1,791,795	(1,757,611)	(98.1)

Operating income (loss)	$39,306	$549,388	$(510,082)	(92.8)

Other data:
Pay-TV subscribers, as of period end (in millions)	—	7.166	(7.166)	*
DISH TV subscribers, as of period end (in millions)	—	5.171	(5.171)	*
SLING TV subscribers, as of period end (in millions)	—	1.995	(1.995)	*
Pay-TV subscriber additions (losses), net (in millions)	—	0.007	(0.007)	*
DISH TV subscriber additions (losses), net (in millions)	—	(0.152)	0.152	*
SLING TV subscriber additions (losses), net (in millions)	—	0.159	(0.159)	*
Pay-TV ARPU	$—	$109.97	$(109.97)	*
DISH TV subscriber additions, gross (in millions)	—	0.057	(0.057)	*
DISH TV churn rate	—%	1.33%	(1.33)%	*
Purchases of property and equipment (1)	$18,021	$98,553	$(80,532)	(81.7)
OIBDA	$59,726	$610,437	$(550,711)	(90.2)
*	Percentage is not meaningful.

(1) Purchases of property and equipment includes satellite purchases during the three months ended September 30, 2026 and 2025 of zero and $62 million, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers and Other Subscriber Data

As of September 30, 2026, due to the deconsolidation of substantially all of our Pay-TV segment and our Pay-TV business, we have not reported Pay-TV subscribers or other subscriber data.

Service revenue. “Service revenue” totaled $70 million for the three months ended September 30, 2026, a decrease of $2.258 billion or 97.0% compared to the same period in 2025. The decrease in “Service revenue” compared to the same period in 2025 primarily resulted from the deconsolidation of substantially all of our Pay-TV segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information. This decrease was partially offset by satellite lease and other revenue recognized from the DISH DBS Deconsolidated Subsidiaries.

Cost of services. “Cost of services” totaled $6 million during the three months ended September 30, 2026, a decrease of $1.459 billion or 99.6% compared to the same period in 2025. The decrease in “Cost of services” primarily resulted from the deconsolidation of substantially all of our Pay-TV segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $8 million during the three months ended September 30, 2026, a $250 million or 97.1% decrease compared to the same period in 2025. This change primarily resulted from the deconsolidation of substantially all of our Pay-TV segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled $20 million during the three months ended September 30, 2026, a $41 million or 66.6% decrease compared to the same period in 2025. This change primarily resulted from the deconsolidation of substantially all of our Pay-TV segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine months Ended September 30, 2026 Compared to the Nine months Ended September 30, 2025.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$4,536,932	$7,299,901	$(2,762,969)	(37.8)
Equipment sales and other revenue	79,356	42,258	37,098	87.8
Total revenue	4,616,288	7,342,159	(2,725,871)	(37.1)

Costs and Expenses:
Cost of services	2,774,549	4,570,701	(1,796,152)	(39.3)
% of Service revenue	61.2%	62.6%
Cost of sales - equipment and other	64,035	27,596	36,439	*
Selling, general and administrative expenses	589,889	740,175	(150,286)	(20.3)
% of Total revenue	12.8%	10.1%
Depreciation and amortization	134,601	205,317	(70,716)	(34.4)
Total costs and expenses	3,563,074	5,543,789	(1,980,715)	(35.7)

Operating income (loss)	$1,053,214	$1,798,370	$(745,156)	(41.4)

Other data:
Pay-TV subscribers, as of period end (in millions)	—	7.166	(7.166)	*
DISH TV subscribers, as of period end (in millions)**	—	5.171	(5.171)	*
SLING TV subscribers, as of period end (in millions)***	—	1.995	(1.995)	*
Pay-TV subscriber additions (losses), net (in millions)	—	(0.635)	0.635	*
DISH TV subscriber additions (losses), net (in millions)	—	(0.487)	0.487	*
SLING TV subscriber additions (losses), net (in millions)	—	(0.148)	0.148	*
Pay-TV ARPU	$—	$110.79	$(110.79)	*
DISH TV subscriber additions, gross (in millions)	—	0.160	(0.160)	*
DISH TV churn rate	—%	1.33%	(1.33)%	*
Purchases of property and equipment, net of refunds (1)	$161,411	$239,521	$(78,110)	(32.6)
OIBDA	$1,187,815	$2,003,687	$(815,872)	(40.7)

*Percentage is not meaningful.

(1) Purchases of property and equipment includes satellite purchases during the nine months ended September 30, 2026 and 2025 of $90 million and $136 million, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers and Other Subscriber Data

As of September 30, 2026, due to the deconsolidation of substantially all of our Pay-TV segment and our Pay-TV business, we have not reported Pay-TV subscribers or other subscriber data.

Service revenue. “Service revenue” totaled $4.537 billion for the nine months ended September 30, 2026, a decrease of $2.763 billion or 37.8% compared to the same period in 2025. The decrease in “Service revenue” compared to the same period in 2025 primarily resulted from the deconsolidation of substantially all of our Pay-TV segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information. This decrease was partially offset by satellite lease and other revenue recognized from the DISH DBS Deconsolidated Subsidiaries.

Cost of services. “Cost of services” totaled $2.775 billion during the nine months ended September 30, 2026, a decrease of $1.796 billion or 39.3% compared to the same period in 2025. The decrease in “Cost of services” primarily resulted from the deconsolidation of substantially all of our Pay-TV segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $590 million during the nine months ended September 30, 2026, a $150 million or 20.3% decrease compared to the same period in 2025. This change primarily resulted from the deconsolidation of substantially all of our Pay-TV segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled $135 million during the nine months ended September 30, 2026, a $71 million or 34.4% decrease compared to the same period in 2025. This change primarily resulted from the deconsolidation of substantially all of our Pay-TV segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Our Wireless segment provides Wireless communication services and products. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands. We currently offer a broad range of premium wireless devices, including the latest generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. As of September 30, 2026, we had 7.193 million Wireless subscribers.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$855,218	$836,164	$19,054	2.3
Equipment sales and other revenue	49,934	100,407	(50,473)	(50.3)
Total revenue	905,152	936,571	(31,419)	(3.4)

Costs and Expenses:
Cost of services	440,523	520,380	(79,857)	(15.3)
% of Service revenue	51.5%	62.2%
Cost of sales - equipment and other	159,583	315,245	(155,662)	(49.4)
Selling, general and administrative expenses	196,010	239,804	(43,794)	(18.3)
% of Total revenue	21.7%	25.6%
Depreciation and amortization	45,704	28,801	16,903	58.7
Total costs and expenses	841,820	1,104,230	(262,410)	(23.8)

Operating income (loss)	$63,332	$(167,659)	$230,991	*

Other data:
Wireless subscribers, as of period end (in millions)**	7.193	7.520	(0.327)	(4.3)
Wireless subscriber additions, gross (in millions)	0.486	0.693	(0.207)	(29.9)
Wireless subscriber additions (losses), net (in millions) ***	(0.182)	0.223	(0.405)	*
Wireless ARPU	$39.11	$37.22	$1.89	5.1
Wireless churn rate	2.97%	2.86%	0.11%	3.8
Purchases of property and equipment	$30,163	$—	$30,163	*
OIBDA	$109,036	$(138,858)	$247,894	*

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

Wireless subscribers. We lost approximately 182,000 net Wireless subscribers during the three months ended September 30, 2026 compared to the addition of approximately 223,000 net Wireless subscribers during the same period in 2025. The decrease in net Wireless subscriber additions primarily resulted from lower gross new Wireless subscriber activations, lower net Government subsidized subscriber activations and a higher Wireless churn rate compared to the same period in 2025.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers, gross. During the three months ended September 30, 2026, we activated approximately 486,000 gross new Wireless subscribers compared to approximately 693,000 gross new Wireless subscribers during the same period in 2025, a decrease of 29.9%. This decrease in gross new Wireless subscribers primarily resulted from lower marketing expenditures and our focus on profitable growth under our new variable cost structure due to our transition to a Hybrid MNO. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the three months ended September 30, 2026 was 2.97% compared to 2.86% for the same period in 2025. Our Wireless churn rate for the three months ended September 30, 2026 was negatively impacted by fewer wireless device upgrades. Our Wireless churn rates continue to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $855 million for the three months ended September 30, 2026, an increase of $19 million or 2.3% compared to the same period in 2025. The increase in “Service revenue” compared to the same period in 2025 was primarily related to an increase in Wireless ARPU, discussed below, partially offset by a lower average Wireless subscriber base.

Wireless ARPU. Wireless ARPU was $39.11 during the three months ended September 30, 2026 versus $37.22 during the same period in 2025. The $1.89 or 5.1% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $50 million for the three months ended September 30, 2026, a decrease of $50 million or 50.3% compared to the same period in 2025. The decrease in “Equipment sales and other revenue” compared to the same period in 2025 was primarily related to a decrease in units shipped and an increase in sales of wireless devices with lower revenue per unit, partially offset by lower promotional subsidies.

Cost of services. “Cost of services” totaled $441 million for the three months ended September 30, 2026, a decrease of $80 million or 15.3% compared to the same period in 2025. The decrease in “Cost of services” compared to the same period in 2025 was primarily attributable to lower network services costs per subscriber as we transition to our Hybrid MNO and lower variable costs resulting from our emphasis on acquiring and retaining higher quality subscribers.

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

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $160 million for the three months ended September 30, 2026, a decrease of $156 million or 49.4% compared to the same period in 2025. The decrease in “Cost of sales – equipment and other” compared to the same period in 2025 primarily resulted from a decrease in units shipped and an increase in sales of wireless devices with lower cost per unit, partially offset by lower vendor rebates.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $196 million during the three months ended September 30, 2026, a $44 million decrease compared to the same period in 2025. This change primarily resulted from a decrease in subscriber acquisition costs resulting from lower gross new Wireless subscriber activations, including lower marketing expenditures, partially offset by an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $46 million during the three months ended September 30, 2026, a $17 million increase compared to the same period in 2025. This change was primarily driven by depreciation and amortization expense related to our Hybrid MNO for the three months ended September 30, 2026.

In light of the AT&T Transactions, we have transitioned to a Hybrid MNO, which includes operating our 5G Network core beginning in September 2025 and prospectively. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine months Ended September 30, 2026 Compared to the Nine months Ended September 30, 2025.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,587,851	$2,469,493	$118,358	4.8
Equipment sales and other revenue	208,815	368,549	(159,734)	(43.3)
Total revenue	2,796,666	2,838,042	(41,376)	(1.5)

Costs and Expenses:
Cost of services	1,400,545	1,483,004	(82,459)	(5.6)
% of Service revenue	54.1%	60.1%
Cost of sales - equipment and other	609,086	946,492	(337,406)	(35.6)
Selling, general and administrative expenses	613,522	720,021	(106,499)	(14.8)
% of Total revenue	21.9%	25.4%
Depreciation and amortization	146,060	68,238	77,822	*
Total costs and expenses	2,769,213	3,217,755	(448,542)	(13.9)

Operating income (loss)	$27,453	$(379,713)	$407,166	*

Other data:
Wireless subscribers, as of period end (in millions)**	7.193	7.520	(0.327)	(4.3)
Wireless subscriber additions, gross (in millions)	1.606	1.984	(0.378)	(19.1)
Wireless subscriber additions (losses), net (in millions) ***	(0.284)	0.585	(0.869)	*
Wireless ARPU	$38.77	$37.50	$1.27	3.4
Wireless churn rate	2.87%	2.79%	0.08%	2.9
Purchases of property and equipment, net of refunds	$87,988	$—	$87,988	*
OIBDA	$173,513	$(311,475)	$484,988	*

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

Wireless subscribers. We lost approximately 284,000 net Wireless subscribers during the nine months ended September 30, 2026 compared to the addition of approximately 585,000 net Wireless subscribers during the same period in 2025. The decrease in net Wireless subscriber additions primarily resulted from lower net Government subsidized subscriber activations, lower gross new Wireless subscriber activations and a higher Wireless churn rate compared to the same period in 2025.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers, gross. During the nine months ended September 30, 2026, we activated approximately 1.606 million gross new Wireless subscribers compared to approximately 1.984 million gross new Wireless subscribers during the same period in 2025, a decrease of 19.1%. This decrease in gross new Wireless subscribers primarily resulted from lower marketing expenditures and our focus on profitable growth under our new variable cost structure due to our transition to a Hybrid MNO. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the nine months ended September 30, 2026 was 2.87% compared to 2.79% for the same period in 2025. Our Wireless churn rate for the nine months ended September 30, 2026 was negatively impacted by fewer wireless device upgrades. Our Wireless churn rates continue to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $2.588 billion for the nine months ended September 30, 2026, an increase of $118 million or 4.8% compared to the same period in 2025. The increase in “Service revenue” compared to the same period in 2025 was primarily related to a higher average Wireless subscriber base and an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $38.77 during the nine months ended September 30, 2026 versus $37.50 during the same period in 2025. The $1.27 or 3.4% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $209 million for the nine months ended September 30, 2026, a decrease of $160 million or 43.3% compared to the same period in 2025. The decrease in “Equipment sales and other revenue” compared to the same period in 2025 was primarily related to a decrease in units shipped and an increase in sales of wireless devices with lower revenue per unit, partially offset by lower promotional subsidies.

Cost of services. “Cost of services” totaled $1.401 billion for the nine months ended September 30, 2026, a decrease of $82 million or 5.6% compared to the same period in 2025. The decrease in “Cost of services” compared to the same period in 2025 was primarily attributable to lower network services costs per subscriber as we transition to our Hybrid MNO and lower variable costs resulting from our emphasis on acquiring and retaining higher quality subscribers.

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

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $609 million for the nine months ended September 30, 2026, a decrease of $337 million or 35.6% compared to the same period in 2025. The decrease in “Cost of sales – equipment and other” compared to the same period in 2025 primarily resulted from a decrease in units shipped and an increase in sales of wireless devices with lower cost per unit, partially offset by lower vendor rebates.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $614 million during the nine months ended September 30, 2026, a $106 million decrease compared to the same period in 2025. This change primarily resulted from a decrease in subscriber acquisition costs resulting from lower gross new Wireless subscriber activations, including lower marketing expenditures, partially offset by an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $146 million during the nine months ended September 30, 2026, a $78 million increase compared to the same period in 2025. This change was primarily driven by depreciation and amortization expense related to our Hybrid MNO for the nine months ended September 30, 2026.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Broadband and Satellite Services Segment

We continue to own and manage the operations of our Broadband and Satellite Services segment, however, for financial reporting purposes, as of July 31, 2026, substantially all of our Broadband and Satellite Services segment was deconsolidated. The financial positions of the July 2026 Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the July 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of July 31, 2026.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Broadband and Satellite Services Segment

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$106,331	$267,460	$(161,129)	(60.2)
Equipment sales and other revenue	12,962	78,360	(65,398)	(83.5)
Total revenue	119,293	345,820	(226,527)	(65.5)

Costs and Expenses:
Cost of services	34,548	115,171	(80,623)	(70.0)
% of Service revenue	32.5%	43.1%
Cost of sales - equipment and other	8,363	67,953	(59,590)	(87.7)
% of Equipment sales and other revenue	64.5%	86.7%
Selling, general and administrative expenses	28,558	88,169	(59,611)	(67.6)
% of Total revenue	23.9%	25.5%
Depreciation and amortization	20,164	100,730	(80,566)	(80.0)
Impairments and other	8,079	282,124	(274,045)	(97.1)
Total costs and expenses	99,712	654,147	(554,435)	(84.8)

Operating income (loss)	$19,581	$(308,327)	$327,908	*

Other data:
Broadband subscribers, as of period end (in millions)	—	0.783	(0.783)	*
Broadband subscriber additions (losses), net (in millions)	—	(0.036)	0.036	*
Purchases of property and equipment (1)	$16,783	$45,334	$(28,551)	(63.0)
OIBDA	$39,745	$(207,597)	$247,342	*

*	Percentage is not meaningful.

(1) Purchases of property and equipment includes satellite purchases during the three months ended September 30, 2026 and 2025 of zero and $16 million, respectively.

Broadband subscribers. As of September 30, 2026, due to the deconsolidation of substantially all of our Broadband and Satellite Services segment and our Broadband business, we have not reported Broadband subscribers.

Service revenue. “Service revenue” totaled $106 million for the three months ended September 30, 2026, a decrease of $161 million, or 60.2%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $13 million for the three months ended September 30, 2026, a decrease of $65 million, or 83.5%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Cost of services. “Cost of services” totaled $35 million for the three months ended September 30, 2026, a decrease of $81 million, or 70.0%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $8 million for the three months ended September 30, 2026, a decrease of $60 million, or 87.7%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $29 million for the three months ended September 30, 2026, a decrease of $60 million, or 67.6%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled $20 million for the three months ended September 30, 2026, a decrease of $81 million, or 80.0%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Impairments and other. “Impairments and other” totaled $8 million and $282 million during the three months ended September 30, 2026 and 2025, respectively. The three months ended September 30, 2026 amount primarily related to costs incurred for one-time employee termination benefits. The three months ended September 30, 2025 amount resulted from non-cash impairment charges related to property and equipment and regulatory authorizations, and estimated exit, disposal and other costs related to the abandonment of certain international assets that would no longer be utilized in our business as a result of the SpaceX Transactions.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine months Ended September 30, 2026 Compared to the Nine months Ended September 30, 2025.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$589,933	$817,845	$(227,912)	(27.9)
Equipment sales and other revenue	175,920	238,413	(62,493)	(26.2)
Total revenue	765,853	1,056,258	(290,405)	(27.5)

Costs and Expenses:
Cost of services	233,851	343,528	(109,677)	(31.9)
% of Service revenue	39.6%	42.0%
Cost of sales - equipment and other	133,202	213,238	(80,036)	(37.5)
% of Equipment sales and other revenue	75.7%	89.4%
Selling, general and administrative expenses	156,653	271,563	(114,910)	(42.3)
% of Total revenue	20.5%	25.7%
Depreciation and amortization	120,121	310,065	(189,944)	(61.3)
Impairments and other	7,804	282,124	(274,320)	(97.2)
Total costs and expenses	651,631	1,420,518	(768,887)	(54.1)

Operating income (loss)	$114,222	$(364,260)	$478,482	*

Other data:
Broadband subscribers, as of period end (in millions)	—	0.783	(0.783)	*
Broadband subscriber additions (losses), net (in millions)	—	(0.100)	0.100	*
Purchases of property and equipment, net of refunds (1)	$35,335	$120,555	$(85,220)	(70.7)
OIBDA	$234,343	$(54,195)	$288,538	*
*	Percentage is not meaningful.

(1) Purchases of property and equipment includes satellite purchases during the nine months ended September 30, 2026 and 2025 of zero and $30 million, respectively.

Broadband subscribers. As of September 30, 2026, due to the deconsolidation of substantially all of our Broadband and Satellite Services segment and our Broadband business, we have not reported Broadband subscribers.

Service revenue. “Service revenue” totaled $590 million for the nine months ended September 30, 2026, a decrease of $228 million, or 27.9%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $176 million for the nine months ended September 30, 2026, a decrease of $62 million, or 26.2%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $234 million for the nine months ended September 30, 2026, a decrease of $110 million, or 31.9%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $133 million for the nine months ended September 30, 2026, a decrease of $80 million, or 37.5%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $157 million for the nine months ended September 30, 2026, a decrease of $115 million, or 42.3%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled $120 million for the nine months ended September 30, 2026, a decrease of $190 million, or 61.3%, as compared to 2025. The decrease primarily resulted from the deconsolidation of substantially all of our Broadband and Satellite Services segment as of July 31, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Impairments and other. “Impairments and other” totaled $8 million and $282 million during the nine months ended September 30, 2026 and 2025, respectively. The nine months ended September 30, 2026 amount primarily related to costs incurred for one-time employee termination benefits. The nine months ended September 30, 2025 amount resulted from non-cash impairment charges related to property and equipment and regulatory authorizations, and estimated exit, disposal and other costs related to the abandonment of certain international assets that would no longer be utilized in our business as a result of the SpaceX Transactions.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other Segment

We continue to own and manage the operations of our Other segment, however, for financial reporting purposes, as of June 30, 2026, substantially all of our Other segment was deconsolidated. The financial positions of the June 2026 Deconsolidated Subsidiaries are no longer included in our condensed consolidated financial statements subsequent to the deconsolidation date. Our results of operations include the operations of the June 2026 Deconsolidated Subsidiaries through and including the deconsolidation date of June 30, 2026.

Our Other segment primarily consists of our legacy 5G Network and 5G Network deployment operations that will not be utilized in the Wireless segment’s Hybrid MNO business. As a result of the unforeseeable actions by the FCC, as detailed in Note 11 “Recent Developments – FCC Review” in the Notes to our Condensed Consolidated Financial Statements, we entered into the AT&T Transactions and SpaceX Transactions, whereby we agreed to sell $16.822 billion and $8.667 billion, respectively, of our spectrum licenses. In August 2025, following these transactions, we terminated our deployment of our 5G Network, after meeting certain interim and final build-out requirements established by the FCC, and we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business. As of November 15, 2025, we had no customer traffic on our 5G Network. On July 15, 2026, the U.S. District Court for the District of Columbia entered the Second Amended Final Judgment and terminated the Amended Final Judgment in United States of America vs. T-Mobile, et al. This action relieved us of the obligations contained in Section VIII. Facilities-Based Expansion and Entry.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Other Segment

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	31,760	64,868	(33,108)	(51.0)
Total revenue	31,760	64,868	(33,108)	(51.0)

Costs and Expenses:
Cost of services	—	322,330	(322,330)	*
Cost of sales - equipment and other	2,503	—	2,503	*
Selling, general and administrative expenses	3,796	47,703	(43,907)	(92.0)
Depreciation and amortization	76	211,329	(211,253)	(100.0)
Impairments and other	—	16,199,344	(16,199,344)	*
Total costs and expenses	6,375	16,780,706	(16,774,331)	(100.0)

Operating income (loss)	$25,385	$(16,715,838)	$16,741,223	*

Other data:
Purchases of property and equipment	$—	$112,145	$(112,145)	*
OIBDA	$25,461	$(16,504,509)	$16,529,970	*
*	Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $32 million for the three months ended September 30, 2026, a decrease of $33 million or 51.0% compared to the same period in 2025. The decrease in “Equipment sales and other revenue” compared to the same period in 2025 primarily resulted from the deconsolidation of substantially all of our Other segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information. This decrease was partially offset by an increase in leased spectrum revenue

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $3 million for the three months ended September 30, 2026, a decrease of $320 million compared to the same period in 2025. Beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of services” excludes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs, which are now included in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The decrease in “Cost of services” and “Cost of sales – equipment and other” compared to the same period in 2025 primarily resulted from the deconsolidation of substantially all of our Other segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $4 million for the three months ended September 30, 2026, a decrease of $44 million, or 92.0%, as compared to 2025. This decrease primarily resulted from the deconsolidation of substantially all of our Other segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled less than $1 million during the three months ended September 30, 2026, a $211 million or 100.0% decrease compared to the same period in 2025. This decrease primarily resulted from the deconsolidation of substantially all of our Other segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine months Ended September 30, 2026 Compared to the Nine months Ended September 30, 2025.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	214,291	199,041	15,250	7.7
Total revenue	214,291	199,041	15,250	7.7

Costs and Expenses:
Cost of services	—	1,022,497	(1,022,497)	*
Cost of sales - equipment and other	321,319	—	321,319	*
Selling, general and administrative expenses	80,789	143,265	(62,476)	(43.6)
Depreciation and amortization	22,735	832,971	(810,236)	(97.3)
Impairments and other	(68,170)	16,199,344	(16,267,514)	*
Total costs and expenses	356,673	18,198,077	(17,841,404)	(98.0)

Operating income (loss)	$(142,382)	$(17,999,036)	$17,856,654	99.2

Other data:
Purchases of property and equipment, net of refunds	$5,967	$447,556	$(441,589)	(98.7)
OIBDA	$(119,647)	$(17,166,065)	$17,046,418	99.3

*Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $214 million for the nine months ended September 30, 2026, an increase of $15 million or 7.7% compared to the same period in 2025. The increase in “Equipment sales and other revenue” compared to the same period in 2025 was primarily related to leased spectrum revenue, offset by the decrease resulting from the deconsolidation of substantially all of our Other segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $321 million for the nine months ended September 30, 2026, a decrease of $701 million compared to the same period in 2025. Beginning on November 15, 2025, as we have no customer traffic on our 5G Network, “Cost of services” excludes certain direct costs related to our 5G Network that we abandoned and are decommissioning, including lease expense on communication towers and other costs, which are now included in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The decrease in “Cost of services” and “Cost of sales – equipment and other” compared to the same period in 2025 primarily resulted from the deconsolidation of substantially all of our Other segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $81 million for the nine months ended September 30, 2026, a decrease of $62 million, or 43.6%, as compared to 2025. This decrease primarily resulted from the deconsolidation of substantially all of our Other segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Depreciation and amortization. “Depreciation and amortization” expense totaled $23 million during the nine months ended September 30, 2026, an $810 million or 97.3% decrease compared to the same period in 2025. This decrease primarily resulted from the deconsolidation of substantially all of our Other segment as of June 30, 2026. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

In August 2025, we began the abandonment and decommission process for certain portions of our 5G Network that will not be utilized in the Wireless segment’s Hybrid MNO business and in September 2025 we recorded a non-cash impairment for certain 5G Network assets. As a result, we no longer have depreciation expense related to these 5G Network assets effective September 2025.

Impairments and other. “Impairments and other” reflects a credit of $68 million and a charge of $16.199 billion during the nine months ended September 30, 2026 and 2025, respectively. The nine months ended September 30, 2026 amount primarily related to gains on the settlement of our estimated exit, disposal and other costs related to the termination of our 5G Network deployment. The nine months ended September 30, 2025 amount consists of non-cash impairment charges primarily related to our prepaids, property and equipment, regulatory authorizations and operating lease assets, and estimated exit, disposal and other costs related to the termination of our 5G Network deployment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Operating income (loss)	$147,750	$(16,641,875)	$16,789,625	*

Other Income (Expense):
Interest income	106,115	53,187	52,928	99.5
Interest expense, net of amounts capitalized	(312,230)	(377,072)	64,842	17.2
Deconsolidation gain	439,153	—	439,153	*
AT&T Transactions gain	3,106,788	—	3,106,788	*
Other, net	(88,609)	28,953	(117,562)	*
Total other income (expense)	3,251,217	(294,932)	3,546,149	*

Income (loss) before income taxes	3,398,967	(16,936,807)	20,335,774	*
Income tax (provision) benefit, net	(616,849)	4,155,459	(4,772,308)	*
Effective tax rate	18.1%	24.5%
Net income (loss)	2,782,118	(12,781,348)	15,563,466	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(131)	(152)	21	13.8
Net income (loss) attributable to EchoStar	$2,782,249	$(12,781,196)	$15,563,445	*

*Percentage is not meaningful.

Interest income. “Interest income” totaled $106 million during the three months ended September 30, 2026, an increase of $53 million compared to the same period in 2025. This increase primarily resulted from higher average cash and marketable investment securities balances and higher percentage returns earned on our cash and marketable investment securities during the three months ended September 30, 2026. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $312 million during the three months ended September 30, 2026, a decrease of $65 million compared to the same period in 2025. The three months ended September 30, 2026 was positively impacted by the repurchases and redemption of debt in 2026 and 2025. The three months ended September 30, 2026 was negatively impacted by a $209 million decrease in capitalized interest compared to the same period in 2025 due to fewer activities that qualify for capitalization. As a result of the termination of the deployment of our 5G Network, we no longer have 5G Network activities that qualify for capitalization and as such ceased capitalizing interest on the 5G Network qualifying assets at the end of August 2025. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Deconsolidation gain. “Deconsolidation gain” totaled $439 million during the three months ended September 30, 2026. This amount related to the filing of the Hughes Chapter 11 Cases and the non-cash gain resulting from the July 2026 Deconsolidated Subsidiaries. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

AT&T Transactions gain. “AT&T Transactions gain” totaled $3.107 billion during the three months ended September 30, 2026. This gain primarily resulted from the proceeds of $20.250 billion in cash from AT&T, less approximately $300 million of certain revenue previously recognized associated with these license, less the carrying value of the 3.45 GHz and 600 MHz Licenses, including capitalized interest, of $16.822 billion. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $89 million during the three months ended September 30, 2026, compared to income of $29 million the same period in 2025. The three months ended September 30, 2026 was negatively impacted by $103 million of early debt extinguishment losses from the repurchases of our senior secured notes, partially offset by $9 million in net gains on marketable and non-marketable investment securities and other. The three months ended September 30, 2025 was positively impacted by $22 million in asset sales and other net gains.

Income tax (provision) benefit, net. Our income tax provision was $617 million during the three months ended September 30, 2026, compared to a benefit of $4.155 billion for the same period in 2025. The change was primarily related to an increase in “Income (loss) before income taxes” and the change in our effective tax rate during the three months ended September 30, 2026. Our effective tax rate for the three months ended September 30, 2026 was primarily impacted by the non-taxable deconsolidation of the July 2026 Deconsolidated Subsidiaries, as well as the reversal of certain federal and state valuation allowances.  See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine months Ended September 30, 2026 Compared to the Nine months Ended September 30, 2025.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Operating income (loss)	$1,053,535	$(16,943,415)	$17,996,950	*

Other Income (Expense):
Interest income	176,436	184,085	(7,649)	(4.2)
Interest expense, net of amounts capitalized	(1,414,036)	(942,359)	(471,677)	(50.1)
Deconsolidation gain	10,168,111	—	10,168,111	*
AT&T Transactions gain	3,106,788	—	3,106,788	*
Other, net	(69,973)	105,480	(175,453)	*
Total other income (expense)	11,967,326	(652,794)	12,620,120	*

Income (loss) before income taxes	13,020,861	(17,596,209)	30,617,070	*
Income tax (provision) benefit, net	(1,923,498)	4,304,736	(6,228,234)	*
Effective tax rate	14.8%	24.5%
Net income (loss)	11,097,363	(13,291,473)	24,388,836	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(373)	(1,476)	1,103	74.7
Net income (loss) attributable to EchoStar	$11,097,736	$(13,289,997)	$24,387,733	*

*Percentage is not meaningful.

Interest income. “Interest income” totaled $176 million during the nine months ended September 30, 2026, a decrease of $8 million compared to the same period in 2025. This decrease primarily resulted from lower average cash and marketable investment securities balances during the nine months ended September 30, 2026. The nine months ended September 30, 2026 was positively impacted by interest income resulting from the SpaceX Reimbursement of Cash Interim Debt Service Payments. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $1.414 billion during the nine months ended September 30, 2026, an increase of $472 million compared to the same period in 2025. The nine months ended September 30, 2026 was negatively impacted by a $819 million decrease in capitalized interest compared to the same period in 2025 due to fewer activities that qualify for capitalization. As a result of the termination of the deployment of our 5G Network, we no longer have 5G Network activities that qualify for capitalization and as such ceased capitalizing interest on the 5G Network qualifying assets at the end of August 2025. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information. The nine months ended September 30, 2026 was positively impacted by the repurchases and redemption of debt in 2026 and 2025.

Deconsolidation gain. “Deconsolidation gain” totaled $10.168 billion during the nine months ended September 30, 2026. This amount related to the filing of the Prepackaged Chapter 11 Cases in June 2026 and the filing of the Hughes Chapter 11 Cases and the non-cash gain resulting from the Deconsolidated Subsidiaries. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

AT&T Transactions gain. “AT&T Transactions gain” totaled $3.107 billion during the nine months ended September 30, 2026. This gain primarily resulted from the proceeds of $20.250 billion in cash from AT&T, less approximately $300 million of certain revenue previously recognized associated with these license, less the carrying value of the 3.45 GHz and 600 MHz Licenses, including capitalized interest, of $16.822 billion. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $70 million during the nine months ended September 30, 2026, compared to income of $105 million the same period in 2025. The nine months ended September 30, 2026 was negatively impacted by $103 million of early debt extinguishment losses from the repurchases of our senior secured notes, partially offset by $18 million in net gains on marketable and non-marketable investment securities and other. The nine months ended September 30, 2025 was positively impacted by $59 million in asset sales and other net gains, $17 million in net gains on marketable and non-marketable investment securities and $11 million of early debt extinguishment gains from the repurchases of our senior secured notes.

Income tax (provision) benefit, net. Our income tax provision was $1.923 billion during the nine months ended September 30, 2026, compared to a benefit of $4.305 billion for the same period in 2025. The change was primarily related to an increase in “Income (loss) before income taxes” and the change in our effective tax rate during the nine months ended September 30, 2026. Our effective tax rate for the nine months ended September 30, 2026 was primarily impacted by the non-taxable deconsolidation of the Deconsolidated Subsidiaries, as well as the reversal of certain federal and state valuation allowances. See Note 3 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

For the Three Months Ended September 30, 2026	Pay-TV	Wireless	Broadband and Satellite Services	Other	Eliminations	Consolidated Total

	(In thousands)
Segment operating income (loss)	$39,306	$63,332	$19,581	$25,385	$146	$147,750
Depreciation and amortization	20,420	45,704	20,164	76	—	86,364
OIBDA	59,726	109,036	39,745	25,461	146	234,114
Impairments and other	—	—	8,079	—	—	8,079
Adjusted OIBDA	$59,726	$109,036	$47,824	$25,461	$146	$242,193

For the Three Months Ended September 30, 2025
Segment operating income (loss)	$549,388	$(167,659)	$(308,327)	$(16,715,838)	$561	$(16,641,875)
Depreciation and amortization	61,049	28,801	100,730	211,329	(10,618)	391,291
OIBDA	610,437	(138,858)	(207,597)	(16,504,509)	(10,057)	(16,250,584)
Impairments and other	—	—	282,124	16,199,344	—	16,481,468
Adjusted OIBDA	$610,437	$(138,858)	$74,527	$(305,165)	$(10,057)	$230,884

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the Nine Months Ended September 30, 2026	Pay-TV	Wireless	Broadband and Satellite Services	Other	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,053,214	$27,453	$114,222	$(142,382)	$1,028	$1,053,535
Depreciation and amortization	134,601	146,060	120,121	22,735	(9)	423,508
OIBDA	1,187,815	173,513	234,343	(119,647)	1,019	1,477,043
Impairments and other	—	—	7,804	(68,170)	—	(60,366)
Adjusted OIBDA	$1,187,815	$173,513	$242,147	$(187,817)	$1,019	$1,416,677

For the Nine Months Ended September 30, 2025

Segment operating income (loss)	$1,798,370	$(379,713)	$(364,260)	$(17,999,036)	$1,224	$(16,943,415)
Depreciation and amortization	205,317	68,238	310,065	832,971	(43,912)	1,372,679
OIBDA	2,003,687	(311,475)	(54,195)	(17,166,065)	(42,688)	(15,570,736)
Impairments and other	—	—	282,124	16,199,344	—	16,481,468
Adjusted OIBDA	$2,003,687	$(311,475)	$227,929	$(966,721)	$(42,688)	$910,732

The changes in OIBDA and Adjusted OIBDA during the three and nine months ended September 30, 2026, compared to the same period in 2025, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

The summarized balance sheet information for the combined obligor group of the EchoStar Notes is presented in the table below.

	As of
	September 30,	December 31,
	2026	2025

	(In thousands)
Current assets	$4,639,921	$2,913,656
Noncurrent assets	12,636,869	12,386,980
Current liabilities	743,258	380,977
Noncurrent liabilities	13,136,343	9,382,826
Due from non-guarantors	1,877,077	1,378,026
Due to non-guarantors	2,199,212	—

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The summarized results of operations information for the combined obligor group of the EchoStar Notes is presented in the table below.

For the Nine Months Ended
September 30, 2026
(In thousands)
Total revenues	$1,746
Operating income (loss)	(62,276)
Net income (loss)	(495,981)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Current Restricted Cash and Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our current restricted cash and cash equivalents and marketable investment securities. As of September 30, 2026, our cash, cash equivalents, current restricted cash and cash equivalents, and current marketable investment securities totaled $13.969 billion compared to $3.160 billion as of December 31, 2025, an increase of $10.809 billion. This increase in cash, cash equivalents, current restricted cash and cash equivalents and current marketable investment securities primarily resulted from the AT&T Transactions Closing proceeds of $20.250 billion, the $414 million SpaceX Reimbursement of Cash Interim Debt Service Payments and cash generated from operating activities of $341 million, partially offset by the redemption of debt of $8.177 billion, obligations settled on behalf of the June 2026 Filing Entities of $1.056 billion, cash divested from the Deconsolidated Subsidiaries of $487 million, Advances to the Deconsolidated Subsidiaries of $201 million and capital expenditures of $291 million (including capitalized interest related to regulatory authorizations). Cash divested from the Deconsolidated Subsidiaries of $487 million included approximately $125 million of noncurrent restricted cash.

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2026.

Cash flows from operating activities

For the nine months ended September 30, 2026, we reported inflows from “Net cash flows from operating activities” of $341 million primarily attributable to $282 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Impairments and other,” “Deconsolidation gain,” “AT&T Transactions gain,” “Realized and unrealized losses (gains) and impairments on investments and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes, cash interest payments and other working capital changes.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash flows from investing activities

For the nine months ended September 30, 2026, we reported inflows from “Net cash flows from investing activities” of $20.302 billion primarily related to the AT&T Transactions Closing proceeds of $20.250 billion, $599 million in net sales of marketable investment securities and the $414 million SpaceX Reimbursement of Cash Interim Debt Service Payments, partially offset by cash divested from the Deconsolidated Subsidiaries of $487 million, Advances to the Deconsolidated Subsidiaries of $201 million and capital expenditures of $291 million (including capitalized interest related to regulatory authorizations).

Cash flows from financing activities

For the nine months ended September 30, 2026, we reported outflows from “Net cash flows from financing activities” of $9.324 billion primarily related to obligations settled on behalf of the June 2026 Filing Entities of $1.056 billion and the redemption of debt of $8.177 billion. The redemption of debt of $8.177 billion resulted from the redemption of: (i) the DISH Network 11 3/4% Senior Secured Notes due November 15, 2027 of $3.5 billion; (ii) the DISH 2021 Intercompany Loan 2028 Tranche due to DISH DBS of $2.844 billion; (iii) the Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 of $1.787 billion, and (iv) the remaining principal balance of our 3 3/8% Convertible Notes due 2026 of $45 million.

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

We define adjusted free cash flow as “Net cash flows from operating activities” less: (i) “Purchases of property and equipment” and (ii) “Capitalized interest related to regulatory authorizations,” adjusted to add (i) “SpaceX Reimbursement of Cash Interim Debt Service Payments” and (ii) “Estimated tax payments for non-recurring transactions” within “Changes in operating assets and operating liabilities, net” as shown on our Condensed Consolidated Statements of Cash Flows. We believe adjusted free cash flow is an important metric because: (i) while the SpaceX Reimbursement of Cash Interim Debt Service Payments represents a one-time cash inflow associated with the SpaceX Transactions, it is directly linked to our operations as it reimburses us for historical operating cash outflows, specifically, interest payments we previously funded, and (ii) payments for non-recurring tax obligation arising directly from transactions rather than our core, ongoing operating operations.

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

The following table reconciles free cash flow and adjusted free cash flow to “Net cash flows from operating activities.”

	For the Nine Months Ended
	September 30,
	2026	2025

	(In thousands)
Net cash flows from operating activities	$341,367	$325,948
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	(290,701)	(1,483,943)
Free cash flow	50,666	(1,157,995)
SpaceX Reimbursement of Cash Interim Debt Service Payments	413,663	—
Estimated tax payments for non-recurring transactions	187,375	—
Adjusted free cash flow	$651,704	$(1,157,995)

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

Beginning in the third quarter of 2026, our results of operations are materially different as we no longer report the operations of the Deconsolidated Subsidiaries, which represent substantially all of our Pay-TV and Broadband and Satellite Services segments and substantially all of our expenses for the Other segment, which will impact our operational liquidity. On October 1, 2026, the DISH DBS Filing Entities emerged from bankruptcy and we will reconsolidate those entities into our financial statements prospectively, which will positively impact our operational liquidity.

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

Finally, our future cash flow is impacted by, among other things, the rate at which we incur litigation expense, make cash interest payments, make strategic investments, settle contractual obligations and any cash flow from financing activities. We expect our capital expenditures (including capitalized interest) to continue to decrease during 2026. As a result, our historical cash flow is not necessarily indicative of our future cash flows. In addition, declines in our subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines for some if not all of our segments will not continue.

Beginning on October 1, 2025, and ending at the close of business on December 31, 2026, our 3 7/8% Convertible Secured Notes due 2030 were convertible, at the option of the holders. These notes are convertible, at our election, into cash, a total of approximately 58 million shares of our Class A common stock, or a combination thereof. These notes may continue to be convertible in future periods and determination of convertibility is calculated quarterly based on, among other things, the trading price of our Class A common stock. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Obligations and Future Capital Requirements

Contractual Obligations

See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances.

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

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at favorable terms or at all. These developments may have a significant effect on our cost of financing.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Debt Issuances and Maturities

Maturities

3 3/8% Convertible Notes due 2026. We redeemed, in cash, the remaining principal balance of $45 million of our 3 3/8% Convertible Notes due 2026 as of August 15, 2026, the instrument’s maturity date.

Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. During the nine months ended September 30, 2026, we repaid approximately $202 million of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029. On March 16, 2026, we prepaid without penalty, the remaining balance of our Term Loan due 2029 and Mandatorily Redeemable Preferred Shares due 2029 totaling approximately $1.6 billion.

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

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended September 30, 2026. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The modifications during the quarter ended June 30, 2026, described above, regarding the deconsolidation of the Filing Entities were also applied to the deconsolidation of the Hughes Filing Entities, described below.

Effective July 31, 2026, our control environment was modified in response to our subsidiary, Hughes Satellite Systems Corporation (“Hughes”) and certain of its U.S. subsidiaries, including Hughes Network Systems, LLC, (the “Hughes Filing Entities”), having commenced voluntary cases under chapter 11 of the United States Bankruptcy Code (the “Hughes Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Houston Division, to pursue confirmation of a plan of reorganization (the "Hughes Chapter 11 Plan").

Apart from the modifications described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2026, our subsidiary DISH DBS Corporation and certain of its subsidiaries (the “DISH DBS Filing Entities”), including DISH Wireless L.L.C. and its subsidiaries (the “DISH Wireless Filing Entities,” and together with the DISH DBS Filing Entities, the “DISH Filing Entities”), commenced voluntary cases under chapter 11 of title 11 of the United States Code (the “DISH Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), to pursue confirmation of a joint prepackaged chapter 11 plan, which restructures certain liabilities of the DISH Filing Entities pursuant to the terms of the Restructuring Support Agreement dated March 19, 2026 (the “RSA”). Following the commencement of the DISH Chapter 11 Cases, the DISH Filing Entities bifurcated their prepackaged plan into separate plans for the DISH DBS Filing Entities and the DISH Wireless Filing Entities. On September 29, 2026, the Bankruptcy Court entered an order confirming the DISH DBS Filing Entities’ chapter 11 plan. On October 1, 2026, all of the conditions precedent to the effective date of the DISH DBS Filing Entities’ chapter 11 plan were satisfied or waived in accordance with the terms of the such plan, and the DISH DBS Filing Entities emerged from bankruptcy. The chapter 11 cases of the DISH Wireless Filing Entities remain pending.

On August 2, 2026, our subsidiary Hughes Satellite Systems Corporation (“HSSC”) and certain of its U.S. subsidiaries, including Hughes Network Systems, LLC (the “Hughes Filing Entities”) commenced voluntary cases under chapter 11 of the Bankruptcy Code (the “Hughes Chapter 11 Cases” and, together with the DISH Chapter 11 Cases, the “Chapter 11 Cases”) in the Bankruptcy Court to pursue confirmation of a plan of reorganization. In addition, the board of directors of HSSC established a special committee (the "HSSC Special Committee"), to which it delegated exclusive authority over matters determined by the HSSC board or the HSSC Special Committee to be conflict matters.

The DISH Wireless Filing Entities and the Hughes Filing Entities are engaged in ongoing negotiations with their respective stakeholders with the objective of formulating, soliciting, and obtaining Bankruptcy Court approval of chapter 11 plans that achieve their restructuring objectives. EchoStar Corporation is not a debtor in the Chapter 11 Cases, and certain subsidiaries and operating brands are not included in the proceedings. Nevertheless, the Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations, liquidity and prospects.

These specific risks include, but are not limited to, the following:

●	Chapter 11 Plan confirmation, timing and execution risks: Chapter 11 plans for the DISH Wireless Filing Entities and the Hughes Filing Entities remain subject to ongoing negotiations with creditors and other stakeholders. Once formulated, these plans must be approved by the Bankruptcy Court. Objections by creditors, failure to satisfy conditions to confirmation or effectiveness, appeals, or other legal or procedural developments, could in each case delay or prevent confirmation or emergence from chapter 11 on a timely basis or at all, which would exacerbate the risks described below.
●	Potential parent-level claims and financial exposure: Although the pending Chapter 11 Cases are limited to the DISH Wireless Filing Entities and the Hughes Filing Entities, and EchoStar Corporation is not a debtor, certain creditors have asserted and are seeking or may in the future seek standing to file and prosecute, on behalf of the Filing Entities’ estates, claims or causes of action against EchoStar or its non-debtor subsidiaries. If any such claims are successful, our business, financial condition and liquidity could be materially adversely impacted. In addition, certain creditors have filed an alternative plan regarding the Hughes Filing Entities and in the event these creditors are successful in implementing their alternative plan, we could face, in addition to the risks described herein, additional negative impacts and the loss of control of the Hughes Entities. We cannot predict with any certainty how any individual creditor or group of creditors tactics may impact the Chapter 11 Cases.
●	Operational, asset and counterparty risks: The Chapter 11 Cases are intended to facilitate a rapid and orderly transition of the legacy DISH Wireless business infrastructure, including decommissioning of our facilities-based 5G network, and the Hughes Filing Entities’ Chapter 11 Cases are intended to pivot and reorient the Hughes Filing Entities toward its enterprise and government businesses while continuing to service its existing direct-to-consumer business. The pendency of the Chapter 11 Cases, including the need for Bankruptcy Court authority to use property of the Filing Entities’ estates outside the ordinary course of business, and the HSSC Special Committee’s exclusive authority over conflict matters relating to the Hughes Filing Entities, could adversely affect our ability to preserve, monetize or otherwise realize value from the assets or operations of the Filing Entities or their subsidiaries or impact our flexibility in operating certain of our businesses. In addition, the Chapter 11 Cases may disrupt relationships with vendors, customers, regulators and other counterparties, may reduce vendor confidence, make it harder for us to attract new customers and contribute to customer churn across active businesses, and make it more difficult to attract and retain employees. Consummation of chapter 11 plans for the Filing Entities will require the devotion of management attention, and expenses related to the Chapter 11 Cases could be higher than anticipated.
●	Consolidated financial condition, debt and capital markets risks: The Chapter 11 Cases and our broader consolidated debt burden could materially adversely affect our liquidity, credit profile, access to capital and the market price of our securities. As a result, an investment in our securities may be highly speculative and subject to significant volatility.
●	Deconsolidation Risks. As a result of the Chapter 11 Cases, we deconsolidated the June 2026 Deconsolidated Subsidiaries effective June 30, 2026 and the July 2026 Deconsolidated Entities effective July 31, 2026. Beginning with the third quarter of 2026, the operating results of the Deconsolidated Subsidiaries, which constitute a substantial portion of our businesses and substantially all of our expenses for our Other segment, were no longer included in our consolidated results of operations, although the DISH DBS Deconsolidated Subsidiaries were reconsolidated into our financial statements as of October 1, 2026. Our reported results will be materially different than in prior periods, and comparisons with our historical financial performance will be more difficult.

We Use AI Technologies in Our Business, and the Use of These Technologies Involves, among other things, Certain Technological and Legal Risks.

We use artificial intelligence and machine learning technologies (collectively, “AI Technologies”) across our business, with AI Technologies integrated into most functions performed by our business units. Our use of, and investments in, AI Technologies may not produce the expected benefits on our anticipated timeline or at all. Flawed design, poor quality or improperly licensed data, inadequate oversight, defects, cybersecurity threats (including offensive use of AI Technologies) or other negative results, could impair our networks and services, cause errors in our regulatory filings, contracts, financial reporting and business decisions, harm our reputation or expose us to civil claims and other liability.

Our use of AI Technologies in our Pay-TV, Wireless, Broadband and Satellite Services and Other segments and internal processes is still developing and may not succeed. We also depend on third-party AI Technologies and infrastructure whose availability, pricing and terms we cannot control, and any disruption could harm our operations, services and reputation.

The regulatory framework for AI Technologies is evolving and uncertain, including federal efforts to challenge or preempt state AI laws and new AI laws enacted or under consideration in a number of states. New laws, or the application of existing communications, telemarketing, data privacy, competition and consumer protection laws, could limit our use of AI Technologies or increase our costs, and any actual or perceived noncompliance could result in litigation, enforcement actions, reputational harm and penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock Repurchase Program

The following table provides information regarding repurchases of our Class A common stock from July 1, 2026 through September 30, 2026:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
July 1, 2026 - July 29, 2026	—	$—	—	$2,000,000
July 30, 2026 - July 31, 2026	—	$—	—	$5,000,000
August 1, 2026 - August 31, 2026	—	$—	—	$5,000,000
September 1, 2026 - September 30, 2026	—	$—	—	$5,000,000
Total	—	$—	—	$5,000,000
(1)	Our Board of Directors previously authorized stock repurchases of up to $2.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2026. On July 30, 2026, our Board of Directors extended the plan such that we are currently authorized to repurchase up to $5.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2026. On October 30, 2026, our Board of Directors extended the plan such that we are currently authorized to repurchase up to $5.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2027. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5. OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibits.

TEST

4.1◻

Second Supplemental Indenture relating to the DISH DBS 5.125% Senior Notes due 2029, dated as of October 1, 2026, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust, National Association, as Trustee.

4.2◻

Second Supplemental Indenture, relating to the DISH DBS 5.25% Senior Secured Notes due 2026 and the 5.75% Senior Secured Notes due 2028, dated as of October 1, 2026, among DISH DBS Corporation, the guarantors named on the signature pages thereto, Wilmington Savings Fund Society, FSB, as Trustee and U.S. Bank Trust National Association, as Collateral Agent.

4.3◻

Second Supplemental Indenture relating to the DISH DBS 7.375% Senior Notes due 2028, dated as of October 1, 2026, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust, National Association, as Trustee.

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2026 filed on November 3, 2026 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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
Paul W. Orban
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 3, 2026